Form 10-Q
period 2005-06-30
TALEO CORP
filed 2005-08-15
CIK 1134203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___.
Commission File Number: 000-51299
TALEO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	52-2190418 (I.R.S. Employer Identification No.)

575 Market Street, Eighth Floor San Francisco, California (Address of principal executive offices)	94105 (Zip code)
(415) 538-9068
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     At July 31, 2005, the number of shares outstanding of the registrant’s Class A common stock was 95,636 shares and the number of shares outstanding of the registrant’s Class B common stock was 4,038,287 shares.

TALEO CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TALEO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	December 31,	June 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,773	$5,829
Restricted cash	—	3,587
Accounts receivable, less allowances of $150 and $250 at December 31, 2004 and June 30, 2005, respectively	14,980	14,229
Prepaid expenses and other current assets	1,242	1,858
Investment credit receivable	2,784	3,731

Total current assets	24,779	29,234

Property and equipment, net	6,768	6,249
Restricted cash	195	6,659
Other assets	2,402	3,285
Goodwill	2,828	5,910
Other intangibles, net	1,543	1,788

Total assets	$38,515	$53,125

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$3,130	$2,556
Accounts payable and accrued liabilities	9,725	11,053
Customer deposits	2,353	1,860
Deferred revenue	10,930	11,057

Total current liabilities	26,138	26,526

Customer deposits and deferred revenue	598	67
Other liabilities	250	200
Long-term debt	2,573	18,156

Commitments and contingencies (Note 8)
Class B Redeemable Common Stock, $0.00001 par value, 24,229,762 shares authorized and 4,038,287 shares issued and outstanding at June 30, 2005	—	—

Total liabilities	29,559	$44,949

Series A, B, C and D Convertible Preferred Stock, $0.0001 par value, 79,533,696 shares authorized; 69,870,095 shares issued and outstanding, liquidation preference $51,193 at June 30, 2005	49,385	50,763

Exchangeable share obligation	1,660	1,628

Stockholders’ equity (deficit):
Class A Common Stock; $0.00001 par value; 250,000,000 shares authorized; 95,636 shares issued and outstanding at June 30, 2005	—	—
Additional paid-in capital	5,039	5,515
Accumulated deficit	(47,313)	(49,879)
Deferred compensation	(37)	(27)
Accumulated other comprehensive gain	222	176

Total stockholders’ deficit	(42,089)	(44,215)

Total liabilities and stockholders’ deficit	$38,515	$53,125

See accompanying notes to condensed consolidated financial statements

TALEO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenue:
Application	$12,232	$15,075	$23,517	$30,103
Consulting	2,610	4,232	4,725	7,361

Total revenue	14,842	19,307	28,242	37,464

Cost of revenue:
Application	3,724	4,027	6,779	8,076
Consulting	2,157	2,811	4,213	5,026

Total cost of revenue	5,881	6,838	10,992	13,102

Gross profit	8,961	12,469	17,250	24,362

Operating expenses:
Sales and marketing	4,501	5,764	9,179	11,169
Research and development	4,138	4,171	8,504	8,117
General and administrative	1,986	2,340	3,417	4,659
Restructuring charges	—	—	—	804

Total operating expenses	10,625	12,275	21,100	24,749

Operating income (loss)	(1,664)	194	(3,850)	(387)

Other (expense) income:
Interest income	14	117	40	157
Interest expense	(102)	(501)	(187)	(637)
Foreign currency gains (losses)	49	(227)	(10)	(322)

Total other expense	(39)	(611)	(157)	(802)

Net loss	(1,703)	(417)	(4,007)	(1,189)
Accretion of dividends and issuance costs on preferred stock	(687)	(689)	(1,374)	(1,378)

Net loss attributable to Class A common stockholders	$(2,390)	$(1,106)	$(5,381)	$(2,567)

Net loss attributable to Class A stockholders per share — basic and diluted	$(42.68)	$(12.43)	$(109.82)	$(32.49)

Weighted average Class A common shares:
Basic and diluted	56	89	49	79

See accompanying notes to condensed consolidated financial statements

TALEO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(4,007)	$(1,189)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization of fixed assets	1,625	1,969
Depreciation and amortization of intangible assets	427	471
Gain (loss) on disposal of fixed assets	—	87
Noncash stock compensation expenses	421	376
Changes in working capital accounts:
Accounts receivable	(553)	676
Prepaid expenses and other assets	(2,145)	(621)
Investment credit receivable	(1,067)	(983)
Accounts payable and accrued liabilities	(9,440)	457
Deferred revenues and customer deposits	2,504	(1,035)

Net cash provided by (used in) operating activities	(12,235)	208

Cash flows from investing activities:
Acquisition of fixed assets	(1,931)	(1,153)
Disposal of fixed assets	5	1
Restricted cash	—	(10,242)
Acquisition of Recruitforce, net of cash acquired	—	(3,271)

Net cash used in investing activities	(1,926)	(14,665)

Cash flows from financing activities:
Proceeds from long-term debt	6,561	20,196
Principal payments on long-term debt	(2,853)	(5,041)
Increase in other assets	—	(702)
Employee stock options and warrants exercised	65	106

Net cash provided by (used in) financing activities	3,773	14,559

Effect of exchange rates on cash and cash equivalents	(27)	(46)

Increase (decrease) in cash and cash equivalents	(10,415)	56
Cash and cash equivalents:
Beginning of period	18,194	5,773

End of period	$7,779	5,829

Supplemental cash flow disclosures:
Cash paid for interest	$119	$481

Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements

TALEO CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business, Acquisitions and Basis of Presentation
     Nature of Business — Taleo Corporation and its subsidiaries (the “Company”) provide organizations with talent management solutions that enable organizations of all sizes to assess, acquire and manage their workforces for improved business performance. The Company’s software applications are offered to customers primarily on a subscription basis.
     The Company was incorporated under the laws of the state of Delaware in May 1999 as Recruitsoft, Inc. The Company changed its name from Recruitsoft, Inc. to Taleo Corporation in March 2004. The Company has principal offices in San Francisco, California and Quebec City, Quebec. The Company conducts its business worldwide, with subsidiaries in Canada, France, the Netherlands, the United Kingdom, Singapore and Australia. The subsidiary in Canada provides the primary product development activities for the Company, and the other foreign subsidiaries are generally engaged in providing sales, account management and support activities.
     The Company’s Board of Directors has authorized the filing of a registration statement with the Securities and Exchange Commission (“SEC”) to register shares of its common stock in connection with a proposed initial public offering (the “IPO”). The Company filed its initial registration statement on Form S-1 on March 31, 2004 and its Amendment #4 to such registration statement on August 3, 2005. If the IPO is consummated, the 69,870,095 outstanding shares of preferred stock, outstanding as of June 30, 2005, plus 4,136,489 shares issuable under antidilution provisions discussed in note 6 will be converted into 12,334,418 shares of Class A Common Stock upon the closing of the IPO. In addition, two minority interest in our subsidiary, 9090-5416 Quebec, Inc. may elect, or the Company may require them to exchange their exchangeable shares for 4,038,287 shares of Class A Common Stock at any time.
     Acquisition of Recruitforce.com, Inc. - On March 10, 2005 the Company acquired Recruitforce.com (“Recruitforce”), a California corporation, which provides an internet-based hiring management system to small and medium-sized businesses. The Company believes that Recruitforce’s product is complementary to its existing product offerings and that the acquisition will expand the Company’s customer reach.
     The Company acquired 100% of the outstanding stock of Recruitforce for approximately $4.0 million in cash, including acquisition related costs. The payment terms for the acquisition were $1.0 million at the date of acquisition with the balance paid 90 days after that date, subject to customary escrow provisions. As a result of the acquisition and the preliminary allocation of the purchase price, intangible assets of approximately $3.8 million were recorded as identified in the table below. During the six months ended June 30, 2005, the Company did not record any in-process research and development charges in connection with the acquisition. Recruitforce’s results have been included in the Company’s results from the date of acquisition forward.
     The Company has made a preliminary allocation of the purchase price but is still in the process of finalizing the valuation of the acquired intangible assets. Adjustments will be made to the purchase price allocations if changes to the preliminary assessments occur prior to March 30, 2006.

     The following table summarizes the fair values of the Recruitforce assets acquired and the liabilities assumed at the date of acquisition.

Description	Amount	Life
	(in thousands)
Goodwill	$3,078	—
Existing technology	623	5 years
Customer relationships	93	5 years

	3,794
Cash acquired	51
Other assets	222
Liabilities assumed	(107)

Total purchase price	$3,960

     The Company has not created pro forma financial statements for this acquisition, as the pre-acquisition operations of Recruitforce were immaterial. Concurrent with the acquisition, the Company entered into employment and noncompetition agreements with two selling shareholders of Recruitforce. Each employment agreement covers a period of two years with payments made annually on the anniversary of the effective date of the agreement. Total deferred compensation associated with these agreements approximates $1.4 million and includes forfeiture rights should either agreement be terminated due to cause or without good reason (as defined in the employment agreement). The Company will recognize compensation expense ratably over the terms of the agreements. The Company recognized deferred compensation expense of $174,000 for the three and six months ended June 30, 2005.
     Basis of Presentation — In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these unaudited interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, which are incorporated by reference in our Form 10 filed with the SEC. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.
     Stock Split — The accompanying financial statements reflect a one-for-six reverse stock split of the Company’s common stock that was approved by the Board of Directors and shareholders effective April 25, 2005. All share and per share information herein has been retroactively restated to reflect this split.
     Recent Accounting Pronouncements — On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and similar awards. SFAS No. 123R was subsequently amended by the SEC and is effective for the Company January 1, 2006. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). The effect of this pronouncement to the Company’s results of operations will be material.
2. Stock-Based Compensation
     The Company accounts for employee and director stock option grants using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which does not require the recognition of compensation expense for options granted to employees and directors with exercise prices equal to the fair value of the common stock at the date of grant.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company is currently in the process of evaluating the impact and implementation of SFAS No. 123R. The historic pro forma effect is disclosed below. For purposes of pro forma disclosures, the estimated fair value of options (as determined using the Black-Scholes option-pricing model) is amortized to pro forma expense over the vesting period of the option. Had compensation expense from the Company’s plan been determined consistent with SFAS No. 123, net loss would have been approximately as follows at June 30 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net loss attributable to common stockholders:
As reported	$(2,390)	$(1,106)	$(5,381)	$(2,567)
Add: Stock-based compensation expense included in reported net loss	322	5	421	376
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(695)	(865)	(1,036)	(1,773)

Pro-forma	$(2,763)	$(1,966)	$(5,996)	$(3,964)

Basic and diluted loss per Class A common share:
As reported	$(42.68)	$(12.43)	$(109.82)	$(32.49)

Pro-forma	$(49.35)	$(22.09)	$(122.36)	$(50.18)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended June 30, 2004, the three months ended June 30, 2005, the six months ended June 30, 2004 and the six months ended June 30, 2005, respectively: dividend yield of 0%, risk free rates of 2.72%, 3.77%, 2.72% and 3.10% to 3.77%, volatility factors of 68%, 75%, 68% and 75% to 79%, and expected lives of 5, 4, 5 and 4 years, respectively. The weighted average fair value of each option granted during the three months ended June 30, 2004, the three months ended June 30, 2005, the six months ended June 30, 2004 and the six months ended June 30, 2005 using the Black-Scholes pricing model was $1.39, $1.31, $1.39 and $1.31 to $1.34, respectively. The Company has accounted for forfeitures under SFAS No. 123 as they occurred.
     See Note 1 above for discussion of SFAS No. 123R and its effect on the Company’s future statements of operations.
3. Net Loss Per Share
     Net Loss Per Share — Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of Class A common shares outstanding during the period. Because the Class B common shares do not have any economic rights, and in accordance with FAS 128 and EITF 03-6, the Company has determined that basic earnings per share should be calculated based only on the outstanding Class A common shares. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Antidilutive securities, which consist of exchangeable shares, redeemable convertible preferred stock, stock options and warrants that are not included in the diluted net loss per share calculation, aggregated to (in thousands) 18,397 and 18,843 for the periods ended June 30, 2004, and 2005, respectively. A summary of Class A and Class B amounts is presented below:

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS – (Continued)

	Three Months Ended
	June 30,
		2004			2005
	Class A	Class B		Class A	Class B
	Common	Common	Total	Common	Common	Total
Allocation of net loss	$(2,390)	—	$(2,390)	$(1,106)	—	$(1,106)

Weighted average common shares outstanding	56	4,038		89	4,038
Net loss per share	$(42.68)			$(12.43)

	Six Months Ended
	June 30,
		2004			2005
	Class A	Class B		Class A	Class B
	Common	Common	Total	Common	Common	Total
Allocation of net loss	$(5,381)	—	$(5,381)	$(2,567)	—	$(2,567)
Weighted average common shares outstanding	49	4,038		79	4,038
Net loss per share	$(109.82)			$(32.49)

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)
4. Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three and six-month periods ended June 30, 2004 and 2005 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June, 30
	2004	2005	2004	2005
Net loss	$(1,703)	$(417)	$(4,007)	$(1,189)
Foreign currency adjustment	(34)	(38)	(175)	(46)

Comprehensive income (loss)	(1,737)	(455)	$(4,182)	$(1,235)

5. Stock Option Plans
  Class A Common Stock Option Plans
     At June 30, 2005, the Company has reserved 4,166,267 shares of Class A Common Stock for issuance under two stock option plans that were approved by the Board of Directors in 1999. One of such plans was subsequently amended in March 2005. Options to purchase Class A common stock may be granted to employees, directors, and certain consultants. Options are subject to the vesting provisions associated with each grant, generally vesting one-fourth on the first anniversary of the grant and ratably thereafter for the following 36 months. At June 30, 2005, 265,679 shares were available for future grants.
     The following table presents a summary of the stock option activity since December 31, 2004, and related information:

		Weighted-Average
	Number of Options	Exercise Price
Outstanding — December 31, 2004	3,024,940	$5.95
Granted	925,533	13.50
Exercised	(28,221)	3.58
Forfeited	(116,294)	10.19

Outstanding — June 30, 2005	3,805,958	$7.67

Exercisable — June 30, 2005	2,200,628	$4.02

     The Company has granted stock options to employees in the three months ended June 30, 2005 at exercise prices deemed by the Board of Directors to be greater than or equal to the fair value of the Class A Common Stock at the time of grant. The fair value of the Class A Common Stock has been determined by the Board of Directors of the Company at each stock option measurement date based on a variety of different factors including the Company’s financial position and historical financial performance, the status of technological developments within the Company, the composition and ability of the current engineering and management team, an evaluation and benchmark of the Company’s competition, the current climate in the marketplace, the illiquid nature of the common stock, arms’-length sales of the Company’s capital stock (including redeemable convertible preferred stock), and the effect of the rights and preferences of the preferred stockholders, among others.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)
  Series D Preferred Stock Option Plan
     The Company has reserved 1,238,926 shares of Series D Preferred Stock for issuance under a stock option plan (the “Series D Option Plan’’) that was approved by the Board of Directors in 2003, in connection with its acquisition of White Amber, Inc. in October 2003. Options to purchase 1,238,926 shares at $0.13 per share were issued under the Series D Option Plan in 2003. The fair value of these options was determined to be approximately $0.6 million, $0.2 million of which was recorded as part of the purchase of White Amber and the balance of $0.4 million was recorded as deferred stock-based compensation to be amortized over the respective vesting period of the awards. The Company’s calculations were made using the Black-Scholes value method with the following weighted-average assumptions: expected life of 10 years; stock volatility of 72%; risk-free interest rate of 3.6%; and no dividend payments during the expected term. No further issuances may be made from this plan.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)
     Options under the Series D Option Plan are subject to the vesting provisions associated with each grant, and generally call for 25% vesting upon issuance, with future vesting over defined periods for the remaining shares. The following schedule summarizes the activity relating to the Series D Option Plan:

	Number of Options
	Vested,
	Net of
	Subsequent
	Forfeitures	Forfeited
Historic Activity:
2003	531,195	—
2004	475,701	138,453
January to June 2005	16,184	9,411

	1,023,080	147,864

Future Vesting:
July to December 2005	15,245
2006	25,408
2007	27,329

	67,982

     If all of the 1,091,062 options not forfeited as of June 30, 2005 were exercised and converted into Class A Common Stock, these Series D options would represent 181,838 shares of Class A Common Stock (at an exercise price of $0.78 per share).
     Based on the forfeiture of certain of the Series D options, additional shares will be issued under the terms of the acquisition agreement of White Amber. See Note 6 for further discussion of these shares that were issuable as of December 31, 2004.
6. Severance and Exit Costs
     During the six months ended June 30, 2005, management approved and executed restructuring plans to align the Company’s cost structure with existing market conditions and to create a more efficient organization. In connection with these plans, the Company recorded a charge of $0.8 million in the first quarter ended March 31, 2005. There were no restructuring costs in 2004. This charge included costs associated with workforce reduction and consolidation of excess facilities. The Company does not currently expect to incur additional material restructuring charges in subsequent periods; however, changes in business circumstances could require additional restructuring initiatives. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon actual events and circumstances at the time.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)
     Changes in the restructuring reserve for the six months ended June 30, 2005 are as follows:

	Severance	Excess
	and Benefits	Facilities	Total
Balance, December 31, 2004	—	—	—

Restructuring charges during the three months ended March 31, 2005	$736,530	$67,837	$804,367
Less: Cash payments	337,320	—	337,320

Reserve balances, March 31, 2005	399,210	67,837	467,047

Restructuring charges during the three months ended June 30, 2005	—	—	—
Less: Cash payments	312,679	22,033	334,712

Reserve balances, June 30, 2005	$86,531	$45,804	$132,335

     The nature of the charges summarized above is as follows:
     Severance and Benefits
     During the first quarter ended March 31, 2005 and for the six months ended June 30, 2005, the Company recorded charges of approximately $0.7 million in connection with severance benefits to terminated employees in North America and Europe. During the first quarter ended March 31, 2005, the Company terminated, or made plans to terminate, approximately 35 employees in these regions.
     Excess Facilities
     During the first quarter ended March 31, 2005 and for the six months ended June 30, 2005, the Company recorded charges of approximately $68,000 related to the consolidation of two corporate facilities. The estimated cost to exit the facilities is based on remaining lease commitment payments, net of expected sublease income. The charge may be adjusted in future periods if further consolidations are required or if sublease income is less than expected.
7. Long Term Debt
     The Company has historically maintained a financing arrangement with National Bank of Canada. This agreement had been in place since 1999, as renewed and amended. The Company repaid all amounts owed to National Bank of Canada on April 25, 2005, and the Company has entered into a new loan arrangement with Goldman Sachs Specialty Lending Group, L.P. (“Goldman Sachs”). The Company has no further borrowing capabilities with National Bank of Canada since April 25, 2005.
     Under the new $20.0 million term loan with Goldman Sachs, which was closed on April 25, 2005, the Company has received net proceeds of approximately $19.3 million, and has gross debt outstanding of $20.0 million, the difference being deferred costs that will be amortized to interest expense over the life of the term loan. The term loan bears interest at LIBOR plus 6.0%, interest payments are due monthly. A portion of the proceeds of the term loan are restricted as to the Company’s ability to access the funds; at the inception of the term loan, this restriction was $7.5 million, plus an amount equal to the accrued dividend on the Series D Preferred Stock ($0.6 million at the inception of the loan); the $7.5 million portion of the restriction reduces to zero through September 30, 2006 at which point the total restriction will remain at an amount equal to the accrued dividend on the Series D Preferred Stock. Mandatory earlier payment of the loan is provided for under certain provisions, such as generation of excess cash flows in excess of $0.25 million per year from unusual sources such as sales of assets or insurance proceeds, or issuance of debt or issuance of equity securities in excess of $30.0 million. Additionally, the term loan may be voluntarily prepaid by the Company; if prepaid, certain premiums are required to be paid in addition to the repayment of the principal. The term loan is collateralized by a substantial majority of the Company’s assets, including its intellectual property. The Company is subject to certain covenants in order to maintain this term loan. The positive covenants include the following financial covenants (as defined): minimum application revenue, minimum liquidity, minimum current ratio, minimum EBITDA, maximum capital expenditures, and minimum cash levels.
     Principal maturities of the Goldman Sachs term loan are as follows (in thousands):

Years Ended
December 31,
2005	$1,000
2006	2,000
2007	2,000
2008	14,500

Total	$19,500

8. Related-Party Transactions
     The Company entered into the following related-party transactions:
     The Company paid approximately $44,000 and $135,000 during the three-month periods ended June 30, 2004 and 2005, respectively, and $61,000 and $168,000, during the six-month periods ended June 30, 2004 and 2005, respectively, for professional services provided by a law firm in which one of the members of the Company’s Board of Directors is a member.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)
9. Segment and Geographic Information
     The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and related Information,” which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company.
     The Company is organized geographically and by line of business. The Company has two major line of business operating segments: application and consulting services.
     The application line of business is engaged in the development, marketing, hosting and support of the Company’s software applications. The consulting services line of business offers implementation, business process reengineering, change management, and education and training services.
     The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies. The Company does not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments.
     The following tables present a summary of operating segments for the three and six-month periods ended June 30, 2004 and 2005 (in thousands):

Three months ended June 30,	Application	Consulting	Total
2004:
Revenue	12,232	2,610	14,842
Contribution margin (1)	4,370	453	4,823
2005:
Revenue	15,075	4,232	19,307
Contribution margin (1)	6,877	1,421	8,298

Six months ended June 30,	Application	Consulting	Total
2004:
Revenue	23,517	4,725	28,242
Contribution margin (1)	8,234	512	8,746
2005:
Revenue	30,103	7,361	37,464
Contribution margin (1)	13,911	2,335	16,246

(1)	The contribution margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS – (Continued)
     Profit Reconciliation (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
Contribution margin for reportable segment	$4,823	$8,298	$8,746	$16,246
Sales and marketing	(4,501)	(5,764)	(9,179)	(11,169)
General and administrative	(1,986)	(2,340)	(3,417)	(4,659)
Restructuring charges	—	—	—	(805)
Interest and other income, net	(39)	(611)	(157)	(802)

Loss before provision for income taxes	$(1,703)	$(417)	$(4,007)	$(1,189)

Geographic Information:
     Revenue attributed to a country or region includes sales to multinational organizations and are based on the country of location of the contracting party. Revenues as a percentage of total revenues are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
United States	85.7%	87.5%	86.6%	87.5%
Canada	9.4	7.1	8.9	7.0
All Other	4.9	5.4	4.5	5.5

	100.0%	100.0%	100.0%	100.0%

     Revenue and net assets for the operations are as follows (in thousands):

	United
	States	Canada	Europe	Other	Total
Six Months Ended June 30, 2004 —
Revenues	24,464	2,511	949	318	28,242

Net assets	22,900	10,913	823	453	35,089

Six Months Ended June 30, 2005 —
Revenues	32,790	2,640	1,403	631	37,464

Net assets	39,909	11,613	1,151	452	53,125

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS – (Continued)
10. Commitments and Contingencies
     Contingencies
     In addition, the Company is involved in various legal proceedings arising from the normal course of business activities. In the opinion of management, resolution of these proceedings is not expected to have a material adverse effect on the Company’s operating results or financial condition. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s future operating results or financial condition in a particular period.
11. Intangible Assets and Goodwill
     The Company has recorded the following balances for identifiable intangible assets and goodwill as at December 31, 2004 and June 30, 2005.
     A summary of acquired intangible assets is as follows:

		As of June 30, 2005		As of December 31, 2004
	Period of	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization
			(In thousands)
Identifiable intangible assets:
Existing technology	3 - 5 years	$2,311	$(992)	$1,688	$(672)
Customer relationships	3 - 5 years	967	(498)	874	(347)

Subtotal		3,278	(1,490)	2,562	(1,019)
Goodwill	—	5,910	—	2,828	—

Total		$9,188	$(1,490)	$5,390	$(1,019)

     During the six months ended June 30, 2005, there were no changes to the carrying amount of goodwill due to acquisitions or impairment.
     The estimated amortization expense for intangible assets for the remainder of 2005 and for each of the five succeeding fiscal years is as follows:

(In thousands)
Estimated Amortization Expense:
Remainder of 2005	$499
2006	834
2007	143
2008	143
2009	143
2010	26

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, accounting estimates, the demand and expansion opportunities for our products, our customer base and our competitive position]. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 28 through 42. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
     We deliver on demand talent management solutions that enable organizations to assess, acquire and manage their workforces for improved business performance. We were incorporated under the laws of Delaware in May 1999.
     We offer two suites of talent management solutions: Taleo Enterprise Edition and Taleo Business Edition. Taleo Enterprise Edition is designed for medium to large-sized, multi-national organizations. Taleo Business Edition is designed for small to medium-sized organizations, stand-alone departments and divisions of larger organizations, and staffing companies. Our revenue is primarily earned through fees charged for accessing these solutions. Our customers generally pay us in advance for their use of our solutions, and we use these cash receipts to fund our operations. These payments for our solutions are generally made on a quarterly basis.
     We focus our evaluation of our operating results and financial condition on certain key metrics, as well as certain non-financial aspects of our business. Included in our evaluation are our revenue composition and growth, net income, and our overall liquidity that is primarily comprised of our cash and accounts receivable balances. Non-financial data is also evaluated, including, for example, purchasing trends for software applications across industries and geographies, input from current and prospective customers relating to product functionality and general economic data relating to employment and workforce mix between professional, hourly and contingent workers. We use this aggregated information to assess our historic performance, and also to plan our future strategy.
     We have funded our historic net losses primarily through $35.2 million in net proceeds raised primarily from capital investors. As of June 30, 2005, we had cash (excluding restricted cash), accounts receivable and investment tax credits receivable totaling $23.8 million, offset by an aggregate $13.6 million of accounts payable, accrued expenses and the current portion of our debt.
     Our revenue and net income growth has generally been organic in nature, with the exception of results of operations following our acquisitions of White Amber, Inc. in October 2003 and Recruitforce.com in March 2005. See Note 1 of the Notes to Consolidated Financial Statements for additional information regarding our acquisition of Recruitforce.com.
     We rely on our evaluation of our historic results of operations and financial condition, including the metrics, as well as certain non-financial aspects of our business, to plan our future operations. We currently intend to increase revenue and control expense levels to balance our growth and profitability objectives. In order to increase our revenue, we intend to sell our solutions to both new and existing customers through expanding our investment in sales and marketing. As we strive to continue our growth, we are also focusing our efforts on managing costs in order to achieve economies of scale.

     In March 2005, we acquired Recruitforce.com, Inc., a provider of an Internet-based hiring management system for small to medium-sized organizations, to provide our Taleo Business Edition. We acquired 100% of the outstanding stock of Recruitforce.com for approximately $4.0 million in cash, including acquisition costs.
     The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2005 and 2004 should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes for the three months ended June 30, 2005 included herein, and the year ended December 31, 2004, included in our Registration Statement on Form S-1, as amended.
Critical Accounting Policies and Estimates
     Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected.
     In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Our management has reviewed these critical accounting policies, our use of estimates and the related disclosures with our audit committee.
     Revenue Recognition
     Our application revenue is recognized when all of the following conditions have been satisfied: (i) there is persuasive evidence of an agreement, (ii) delivery of services or products have been provided to the customer, (iii) the amount of fees payable to us from our customers is fixed or determinable, and (iv) the collection of our fees are probable. The majority of our application revenue is recognized monthly over the life of the application agreement, based on stated, fixed-dollar amount contracts with our customers. We utilize the provisions of Emerging Issues Task Force, or EITF, No. 00-21, “Revenue Arrangements with Multiple Deliverables’’ to determine whether our arrangements containing multiple deliverables contain more than one unit of accounting. Our revenue associated with our Taleo Contingent solution is recognized based on a fixed, contracted percentage of the dollar amount invoiced for contingent labor through use of the application, and is recorded on a net basis under the provisions of EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent’’ as we are not the primary obligor under the arrangements, the percentage earned by us is typically fixed, and we do not take credit risk. We have historically signed four perpetual license agreements for which the application portion of the revenue associated with such agreements was recognized “up-front’ in accordance with the American Institute of Certified Public Accountants Statement of Position, or SOP, No. 97-2, as amended by SOP No. 98-4 and SOP No. 98-9, as well as the various interpretations and clarifications of those statements. Our management team uses its judgment in assessing the appropriate recognition of application revenue under the provisions of the various authoritative accounting literature.
     Consulting revenue is accounted for separately from our application revenue because these consulting services have value to the customer that is independent of our applications. Additionally, we have objective evidence of the fair value of these consulting services. Our consulting engagements are typically billed on a time and materials basis, although a lesser number of our consulting and implementation engagements are priced on a fixed-fee basis. For those contracts structured on a fixed fee basis, we recognize the revenue proportionally to the performance of the services, utilizing milestones if present in the arrangement or hours incurred if milestones are not present. Our management uses its judgment concerning the estimation of the total costs to complete these fixed-fee contracts, considering a number of factors including the complexity of the project, and the experience of the personnel that are performing the services.
     Allowance for Doubtful Accounts
     We make judgments as to our ability to collect outstanding receivables and we provide allowances for the estimated uncollectible portion of receivables when collection becomes doubtful. This allowance is established using estimates that the Company makes based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payments patterns, customer creditworthiness, and current economic trends. If our experience with collection of our accounts receivable changes, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.
     Foreign Currency Gains (Losses)
     We use the U.S. dollar as the reporting currency for all periods presented. The financial information for entities outside the United States is measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates. Income and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated comprehensive income (loss). Exchange gains or losses, whether realized or unrealized, due to transactions in foreign currencies are reflected in the consolidated statements of operations in a separate line below operating income.
     Stock-Based Compensation
     We account for employee and director stock option grants using the intrinsic-value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,’’ which does not require the recognition of compensation expense for options granted to employees and directors with exercise prices equal to, or greater than, the fair value of the stock at the date of grant. The fair market value of our common stock was determined by our board of directors by considering a number of factors, including our operating performance, significant events in our history, issuances of convertible preferred stock, the liquidation preferences of our preferred stock, and trends in the broad market for stocks of technology companies.
     Goodwill, Other Intangible Assets and Long-Lived Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,’’ we conduct a test for the impairment of goodwill on at least an annual basis. We have adopted October 1 as the date of the annual impairment test and, therefore, we have performed our first annual impairment test on October 1, 2004. The impairment test compares the fair value of reporting units to their carrying amount, including goodwill, to assess whether impairment is present. Based on our assessment test we do not have an impairment as of October 1, 2004. We will assess the impairment of goodwill annually on October 1, or sooner if other indicators of impairment arise.
     SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets’’ requires the review of the carrying value of long-lived assets when impairment indicators arise. The review of these long-lived assets is based on factors including estimates of the future operating cash flows of our business. These future estimates are based on historical results, adjusted to reflect our best estimates of future market and operating conditions, and are continuously reviewed. Actual results may vary materially from our estimates, and accordingly may cause a full impairment of our long-lived assets.
     Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carryforwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We provided a full valuation allowance against our net deferred tax assets at December 31, 2003 and 2004. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance against our deferred tax assets would increase income in the period such determination was made except for amounts associated with the acquisition of White Amber which will be recorded as a reduction to goodwill. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.
     Compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenue and expenses between each of our legal entities that are located in several countries. Our determinations include many decisions based on our knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third-parties. We are currently under examination by the Canada Revenue Agency, or CRA, with respect to our assumptions and historical reporting relating to these assets and transactions. To the extent that our assumptions and historical reporting are determined to not be compliant with the regulations prescribed by the CRA, we may be subject to penalties. Due to the nature of the regulations, we cannot determine our potential exposure. These penalties would not be accounted for as a provision for income taxes, but rather as an incremental operating expense.
Results of Operations
     The following tables set forth certain condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenue:
Application	82%	78%	83%	80%
Consulting	18	22	17	20

Total revenue	100	100	100	100

Cost of revenue (as percent of related revenue):
Application	30	27	29	27
Consulting	83	66	89	68

Total cost of revenue	40	35	39	35

Gross profit	60	65	61	65

Operating expenses:
Sales and marketing	30	30	33	30
Research and development	28	22	30	22
General and administrative	13	12	12	12
Restructuring charges	—	—	—	2

Total operating expenses	71	64	75	66

Operating income (loss)	(11)	1	(14)	(1)

Other (expense) income:
Interest income	—	1	—	—
Interest expense	(1)	(3)	(1)	(2)
Foreign currency gains (losses)	—	(1)	—	(1)

Total other expense	—	(3)	(1)	(2)

Loss before provision for income taxes	(11)	(2)	(14)	(3)
Provision (benefit) for income taxes	—	—	—	—

Net loss	(11)%	(2)%	(14)%	(3)%

Figures may not sum due to rounding
Comparison of the Three Months Ended June 30, 2005 and 2004
     Revenue
     Total revenue was $19.3 million in the three months ended June 30, 2005 as compared to $14.8 million in the three months ended June 30, 2004, an increase of $4.5 million, or 30%. Application revenue was $15.1 million in the three months ended June 30, 2005, as compared to $12.2 million in the three months ended June 30, 2004, an increase of $2.8 million, or 23%. The increase in revenue was attributable to increased sales of our applications, including sales to new customers and additional sales to our current customers, mainly due to demand for our Taleo Professional as well as our recently enhanced Taleo Hourly solutions. Consulting revenue was $4.2 million in the three months ended June 30, 2005, as compared to $2.6 million in the three months ended June 30, 2004, an increase of $1.6 million, or 62%. The increase in consulting revenue is attributable to an increase in the number of employees providing these services and to an increased utilization and billing rates of our consultants.
     Application revenue as a percentage of total revenue was 78% in the three months ended June 30, 2005, as compared to 82% in the period ended June 30, 2004. The geographic mix of total revenue in the three months ended June 30, 2005, was 88%, 7% and 5% in the United States, Canada and the rest of the world, respectively, as compared to 86%, 9% and 5%, respectively, in the three months ended June 30, 2004.
     Cost of Revenue
     Total cost of revenue was $6.8 million in the three months ended June 30, 2005, as compared to $5.9 million for the three months ended June 30, 2004, an increase of $1.0 million or 16%.
     Cost of application revenue was $4.0 million in the three months ended June 30, 2005, as compared to $3.7 million in the three months ended June 30, 2004, an increase of $0.3 million or 8%. This increase is primarily attributable to an increase in our infrastructure costs relating to hardware and third-party fees for our hosting facilities.
     Cost of consulting revenue was $2.8 million in the three months ended June 30, 2005, as compared to $2.2 million in the three months ended June 30, 2004, an increase of $0.7 million or 30%. The increase in expenses in the three months ended June 30, 2005 was driven primarily by a headcount increase in our consulting group as compared to the prior-year period.
      Gross Profit
      Gross profit increased to $12.5 million in the three months ended June 30, 2005, representing a 65% gross margin, as compared to $9.0 million in the three months ended June 30, 2004, or a 60% gross margin. The increase in gross profit is mainly attributable to the increase in gross margin on application revenue due to the emergence of scale economies in our application infrastructure and the increase in the gross margin on consulting revenue due to higher utilization. This increase in gross profit was partially offset by our continued investments in our hosting sites. In the future, we expect that our application gross margin will improve, driven primarily by scale efficiencies in our applications. The increase in gross margin percentage was attributable to an improved margin on consulting revenue in the comparable three month period. We anticipate that our gross margins on consulting revenues may be reduced as we hire additional personnel to sustain our growth.
      Operating expenses
      Sales and Marketing. Sales and marketing expenses increased to $5.8 million in the three months ended June 30, 2005, as compared to $4.5 million in the three months ended June 30, 2004, an increase of $1.3 million or 28%. Sales and marketing expenses increased as we added employees to continue the expansion of our distribution capabilities and increased our investment in marketing activities to support our growth.
      Research and Development. Research and development expenses increased to $4.2 million in the three months ended June 30, 2005 as compared to $4.1 million in the three months ended June 30, 2004, an increase of $30,000 or 1%. The majority of this increase related to a restructuring that occurred during the three months ended June 30, 2005 that reduced headcount in our research and development organization. The decrease in expenses was partially offset as a result of the U.S. dollar weakening against the Canadian dollar by nearly 8% in the second quarter of 2005.
      General and Administrative. General and administrative expenses increased to $2.3 million in the three months ended June 30, 2005, as compared to $2.0 million in the three months ended June 30, 2004, an increase of $0.4 million or 18%. The increase was mainly due to an increase in employee-related costs resulting from the hiring of a number of new executives during the quarter as compared to the prior year.
      Foreign currency gains (losses). Foreign currency loss was $227,000 in the three months ended June 30, 2005 compared to a gain of $49,000 in the three months ended June 30, 2004. The losses are attributable to loss on translation of U.S. dollars held by our Canadian subsidiary. The loss is attributable to higher U.S. dollar balances held by our Canadian subsidiary and to US dollar weakening against the Canadian dollar by nearly 8% in the second quarter of 2005 when compared to the same period in 2004.
      Interest income and interest expense. Interest income was $117,000 in the three months ended June 30, 2005 as compared to $14,000 in the same period in 2004. The increase is was primarily due to increased cash and restricted cash balances resulting from a new loan arrangement with Goldman Sachs Specialty Lending Group as discussed in Liquidity and Capital Resources below.
      Interest expense was $501,000 in the three months ended June 30, 2005 as compared to $102,000 for the same period in 2004. The increase is was primarily due to an increase in long-term debt resulting from a new loan arrangement with Goldman Sachs Specialty Lending Group.
Comparison of the Six Months Ended June 30, 2005 and 2004
      Revenue
      Total revenue was $37.5 million in the six months ended June 30, 2005 as compared to $28.2 million in the six months ended June 30, 2004, an increase of $9.2 million, or 33%. Application revenue was $30.1 million in the six months ended June 30, 2005, as compared to $23.5 million in the six months ended June 30, 2004, an increase of $6.6 million, or 28%. The increase in revenue was attributable to increased sales of our applications, including sales to new customers and additional sales to our current customers, mainly due to demand for our Taleo Professional as well as our recently enhanced Taleo Hourly solutions. Consulting revenue was $7.4 million in the six months ended June 30, 2005, as compared to $4.7 million in the six months ended June 30, 2004, an increase of $2.6 million, or

56%. The increase in consulting revenue is attributable to an increase in the number of employees providing these services and to an increased utilization of our consultants. The prices of our solutions and services were relatively consistent throughout the six-month periods ended June 30, 2005 and 2004 and on a period-to-period comparative basis.
      Application revenue as a percentage of total revenue was 80% in the six months ended June 30, 2005, as compared to 83% in the period ended June 30, 2004. The geographic mix of total revenue in the six months ended June 30, 2005, was 88%, 7% and 5% in the United States, Canada and the rest of the world, respectively, as compared to 86%, 9% and 5%, respectively, in the six months ended June 30, 2004.
      Cost of Revenue
      Total cost of revenue was $13.1 million in the six months ended June 30, 2005, as compared to $11.0 million for the six months ended June 30, 2004, an increase of $2.1 million or 19%.
      Cost of application revenue was $8.1 million in the six months ended June 30, 2005, as compared to $6.8 million in the six months ended June 30, 2004, an increase of $1.3 million or 19%. This increase is primarily attributable to an increase in our infrastructure costs relating to hardware, software and third-party fees for our hosting facilities.
      Cost of consulting revenue was $5.0 million in the six months ended June 30, 2005, as compared to $4.2 million in the six months ended June 30, 2004, an increase of $0.8 million or 19%. The increase in expenses in the three months ended June 30, 2005 was driven primarily by an increase in headcount and associated costs in our consulting group as compared to the prior-year period.
      Gross Profit
      Gross profit increased to $24.4 million in the six months ended June 30, 2005, representing a 65% gross margin, as compared to $17.3 million in the three months ended June 30, 2004, or a 61% gross margin. The increase in gross profit is mainly attributable to the increase in gross margin on application revenue due to the emergence of scale economies in our application infrastructure and to a smaller extent to the increase in the gross margin on consulting revenue. This increase in gross profit was partially offset by our continued investments in our hosting sites. In the future, we expect that our application gross margin will improve, driven primarily by scale efficiencies in our applications. The increase in gross margin percentage was attributable to an improved margin on consulting revenue in the comparable six month period. We anticipate that our gross margins on consulting revenues may be reduced as we hire additional personnel to sustain our growth.
      Operating expenses
      Sales and Marketing. Sales and marketing expenses increased to $11.2 million in the six months ended June 30, 2005, as compared to $9.2 million in the six months ended June 30, 2004, an increase of $2.0 million or 22%. Sales and marketing expenses increased as we added employees to continue the expansion of our distribution capabilities and increased our investment in marketing activities to support our growth.
      Research and Development. Research and development expenses decreased to $8.1 million in the six months ended June 30, 2005 as compared to $8.5 million in the six months ended June 30, 2004, a decrease of $0.4 million or 5%. The majority of this decrease related to a restructuring that occurred during the three months ended March 31, 2005 that reduced headcount in our research and development organization. The decrease in expenses was partially offset as a result of the U.S. dollar weakening against the Canadian dollar by nearly 8% in the first six months of 2005 as compared to the prior year,
      General and Administrative. General and administrative expenses increased to $4.7 million in the six months ended June 30, 2005, as compared to $3.4 million in the six months ended June 30, 2004, an increase of 1.2 million or 36%. The increase was mainly due to an increase in employee-related costs, including the value of a warrant granted to an executive search firm following the hiring of our new president and chief executive officer, professional and outside service costs and the write-off in fixed assets resulting from the replacement of our customer relationship software.
      Foreign currency gains (losses). Foreign currency loss was $322,000 in the six months ended June 30, 2005 compared to a loss of $10,000 in the three months ended June 30, 2004. The losses are attributable to loss on translation of U.S. dollars held by our Canadian subsidiary. The increase is attributable to higher U.S. dollars held by our Canadian subsidiary and to US dollar weakening against the Canadian dollar by nearly 8% for the first half of 2005 when compared to the same period in 2004.
      Interest income and interest expense. Interest income was $157,000 in the six months ended June 30, 2005 as compared to $40,000 in the same period in 2004. The increase is was primarily due to increased cash and restricted cash balances resulting from a new loan arrangement with Goldman Sachs Specialty Lending Group as discussed in Liquidity and Capital Resources below.
      Interest expense was $637,000 in the six months ended June 30, 2005 as compared to $187,000 for the same period in 2004. The increase is was primarily due to an increase in long-term debt resulting from a new loan arrangement with Goldman Sachs Specialty Lending Group.
      Restructuring charges. During the six months ended June 30, 2005, management approved restructuring plans to align our cost structure with market conditions and to create a more efficient organization. In connection with these plans, we recorded a charge of $0.8 million during the six months ended June 30, 2005. These charges included costs associated with workforce reduction and consolidation of excess facilities. We do not currently expect to incur additional material restructuring charges in subsequent periods; however, changes in business circumstances could require additional restructuring initiatives. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon actual events and circumstances at the time. Workforce reduction charges include the cost of severance and related benefits of employees affected by the restructuring activities. Excess facility costs represent lease termination payments, net of expected sublease revenue, and other costs related to the closure of certain corporate facilities and sales offices. Certain leasehold improvements located at the closed facilities and computer equipment and software licenses were determined to be impaired as a result of the restructuring activities and were written down to estimated recoverable value, net of estimated disposal costs. Changes in the restructuring reserve are as follows:

	Severance	Excess
	and Benefits	Facilities	Total
Balance, December 31, 2004	—	—	—

Restructuring charges during the three months ended March 31, 2005	$736,530	$67,837	$804,367
Less: Cash payments	337,320	—	337,320

Reserve balances, March 31, 2005	399,210	67,837	467,047

Restructuring charges during the three months ended June 30, 2005	—	—	—
Less: Cash payments	312,679	22,033	334,712

Reserve balances, June 30, 2005	$86,531	$45,804	$132,335

The nature of the charges summarized above is as follows:
      Severance and benefits. During the six months ended June 30, 2005, we recorded charges of approximately $0.7 million related to severance benefits to terminated employees in North America. During the six months ended June 30, 2005, we terminated, or made plans to terminate, approximately 35 employees in these regions.
      Excess facilities/asset impairments. During the six months ended June 30, 2005, we recorded charges of approximately $68,000 related to the consolidation of two corporate facilities. The estimated cost to exit the facilities is based on remaining lease commitment payments, net of expected sublease income. The charge may be increased in future periods if further consolidations are required or if sublease income is less than expected.
Liquidity and Capital Resources
      From inception through June 30, 2005, we generated aggregate net losses of $39.2 million. We have funded these losses primarily through $35.2 million in net proceeds raised from the sale of our capital stock and from debt financing activities. The acquisition of White Amber was completed through the issuance of shares of Series D preferred stock in a stock-for-stock transaction. The acquisition of Recruitforce.com was completed with proceeds from our loan with Goldman Sachs Specialty Lending Group as discussed below.
      At June 30, 2005, our principal sources of liquidity were cash and cash equivalents totaling $5.8 million, accounts receivable of $14.2 million and investment tax credits receivable of $3.7 million. In addition, we hold a further $10.2 million in restricted cash that is security for our outstanding debt.

      In April 2005, we terminated our debt arrangement with National Bank of Canada and entered into a new loan agreement with Goldman Sachs Specialty Lending Group, L.P., or Goldman Sachs. As of April 2005, we have no further borrowing capabilities with National Bank of Canada. The loan provided us net proceeds of $15.5 million, net of financing costs and the repayment of outstanding amounts to National Bank of Canada. The Goldman Sachs loan agreement restricts our ability to access a portion of the proceeds of the borrowings under the loan agreement. The new loan agreement and payoff are discussed below under “Net Cash Provided by/Used in Financing Activities.’’ We believe that our liquidity and capital resources are sufficient to fund our operations beyond the next twelve months. However, given our history of losses, we may be required to raise additional equity or debt financing if we are not able to achieve and sustain profitability.
      Net Cash Provided by/Used in Operating Activities
      Net cash provided by operating activities was $0.2 million in the six months ended June 30, 2005, compared to net cash used in operating activities of $12.2 million in the six months ended June 30, 2004. Included in cash used in operating activities for the six months ended June 30, 2004 is $9.7 million in cash that was received from Taleo Contingent customers in the last week of 2003 and repaid to our customers’ contingent labor suppliers in the first week of January 2004. After adjusting for the timing of these payments, the cash used in operating activities was $2.5 million in the six months ended June 30, 2004.
      Cash provided by, or used in, operating activities is driven by sales of our applications. The timing of our billings and collections relating to the sales of our applications is a significant component of our cash flows from operations, as are the level of the deferred revenue on these sales. To a lesser extent, the changes in working capital accounts other than the payments to Taleo Contingent labor suppliers, accounts receivable and deferred revenues influences our cash flows from operations.
      Net Cash Used in Investing Activities
      Net cash used in investing activities was $14.7 million in the six months ended June 30, 2005, compared to $1.9 million for the six months ended June 30, 2004. The increase in net cash used for investing in 2005 was primarily comprised of $10.2 million allocated to restricted cash as a result of our new financing through Goldman Sachs, as described in “Net Cash Provided by/Used in Financing Activities’’, below; $3.3 million net cash used for the acquisition of Recruitforce, and offset by a decline of $0.8 million in capital expenditures versus the prior year.
      Net Cash Provided by/Used in Financing Activities
      Net cash provided by financing activities was $14.6 million in the six months ended June 30, 2005, compared to net cash provided by financing activities of $3.8 million for the six months ended June 30, 2004. The change resulted mainly from the new financing arrangement negotiated in April, 2005 with Goldman Sachs, net of amounts repaid to National Bank of Canada.
      We have historically maintained a financing arrangement with National Bank of Canada. This agreement had been in place since 1999, as renewed and amended, and we were not in compliance with this agreement as of December 31, 2004. In January and March 2005, we amended our agreement with National Bank of Canada, and we were in compliance with the amended agreement. In April 2005, we terminated our debt arrangement with National Bank of Canada and repaid all amounts owed to National Bank of Canada. Concurrently, we entered into a new loan agreement with Goldman Sachs. We have no further borrowing capabilities with National Bank of Canada.
      Under the new $20.0 million term loan with Goldman Sachs, which was closed on April 25, 2005, the Company has received net proceeds of approximately $19.3 million, and has gross debt outstanding of $20.0 million, the difference being deferred costs that will be amortized to interest expense over the life of the term loan. The term loan bears interest at LIBOR plus 6.0%, interest payments are due monthly. A portion of the proceeds of the term loan are restricted as to the Company’s ability to access the funds, at the inception of the term loan, this restriction is $7.5 million, plus an amount equal to the accrued dividend on the Series D Preferred Stock ($0.6 million at the inception of the loan); the $7.5 million portion of the restriction reduces to zero through September 30, 2006 at which point the total restriction will remain at an amount equal to the accrued dividend on the Series D Preferred Stock. Mandatory earlier payment of the loan is provided for under certain provisions, such as: (a) proceeds from assets sales in excess of $0.25 million per year, (b) receipt of insurance proceeds in excess of $0.25 million per year, (c) receipt of tax refunds in excess of $0.25 million per year, (d) issuance of equity securities in excess of $30.0 million, (e) issuance of debt, subject to certain exceptions and (f) generation of excess cash flows, as defined in the credit agreement, for fiscal years ending December 31, 2006 and beyond. Additionally, the term loan may be voluntarily prepaid by the Company; if prepaid, certain premiums are required to be paid in addition to the repayment of the principal. The term loan is collateralized by a substantial majority of the Company’s assets, including its intellectual property. The Company is subject to certain covenants in order to maintain this term loan. The positive covenants include the following financial covenants (as defined): minimum application revenue, minimum liquidity, minimum current ratio, minimum EBITDA, maximum capital expenditures, and minimum cash levels. At June 30, 2005, the Company was in compliance with all covenants under this agreement.
     Principal maturities of the Goldman Sachs debt are as follows (in thousands):

2005	$1,000
2006	2,000
2007	2,000
2008	14,500

Total	$19,500

     In addition to the amounts outstanding to Goldman Sachs, the Company had $1,212 outstanding under loans from other unrelated third parties. These other loans are subject to interest rates ranging from 6.00% to 15.89%, mature at varying dates and are collateralized by computer hardware and software purchased in connection with these loans.
      Off-Balance Sheet Arrangements
      Under accounting principles generally accepted in the U.S., certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. Excluding operating leases for office space, computer equipment, and third party facilities that host our applications, that are described below, we do not engage in off-balance sheet financing arrangements.
      Commitments
      We generally do not enter into long-term minimum purchase commitments. Our principal commitments, which are not included in our debt agreements discussed above, consist of obligations under leases for office space, operating leases for computer equipment and to a lesser extent for third-party facilities that host our applications. At June 30, 2005, the future minimum payments under these commitments were as follows (in thousands):

	2005	2006	2007	2008	2009	Total
Term and equipment loans	273	567	364	8	—	1,212
Facility leases	875	1,581	1,129	382	227	4,194
Operating equipment leases	1,578	3,050	1,932	121	—	6,681
Third-party hosting facilities	558	561	—	—	—	1,119
Total contractual cash obligations	3,284	5,759	3,425	511	227	13,206
Interest payments	32	37	7	—	—	76
Future Accounting Pronouncements
      In April 2005, the Securities and Exchange Commission announced a new rule that amends the compliance date for adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. The new rule extends the required adoption of SFAS 123R for companies with calendar fiscal years to the first quarter of 2006. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).
     We expect to adopt SFAS 123R using the Statement’s modified prospective application method. Adoption of SFAS 123R is expected to increase our stock compensation expense significantly. We are currently in the process of evaluating the impact and implementation of SFAS 123R.

Risk Factors
Because of the following factors, as well as other variables affecting our operating results and financial condition, past performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.
     We have incurred annual losses since our inception. As of June 30, 2005, we had incurred aggregate net losses of $39.2 million. We may incur operating losses at least in the short term as a result of expenses associated with the continued development and expansion of our business. Our expenses include those related to sales and marketing, general and administrative, research and development and others related to the development, marketing and sale of products and services that may not generate revenue until later periods, if at all. As we implement initiatives to grow our business, which include, among other things, plans for international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from completing these initiatives and achieving or sustaining profitability. As a result, our business could be harmed and our stock price could decline. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
We participate in a new and evolving market, which makes it difficult to evaluate our current business and future prospects.
     You must consider our business and prospects in light of the risks and difficulties we encounter in the new, uncertain and rapidly evolving talent management market. Because this market is new and evolving, it is difficult to predict with any assurance the future growth rate and size of this market, which, in comparison with the overall market for enterprise software applications, is relatively small. The rapidly evolving nature of the markets in which we sell our products and services, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our future prospects and forecast quarterly or annual performance.
If our existing customers do not renew their software subscriptions and buy additional solutions from us, our business will suffer.
     We expect to continue to derive a significant portion of our revenue from renewal of software subscriptions and, to a lesser extent, service and maintenance fees from our existing customers. As a result, maintaining the renewal rate of our existing software subscriptions is critical to our future success. Factors that may affect the renewal rate for our solutions include:
•	the price, performance and functionality of our solutions;

•	the availability, price, performance and functionality of competing products and services;

•	the effectiveness of our maintenance and support services; and

•	our ability to develop complementary products and services.
     Most of our existing enterprise customers entered into software subscription agreements that expire between two and five years from the initial contract date. The small to medium-sized customers we obtained through our acquisition of Recruitforce.com, Inc. generally enter into annual contracts. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial term of their agreements. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers, or may request that we license our software to them on a perpetual basis, which may, after we have ratably recognized the revenue for the perpetual license over the relevant term in accordance with our revenue recognition policies, reduce recurring revenue from these customers. Under certain circumstances, our customers may cancel their subscriptions for our solutions prior to the expiration of the term. Our future success also depends in part on our ability to sell new products and services to our existing customers. If our customers terminate their agreements, fail to renew their agreements, renew their agreements upon less favorable terms, or fail to buy new products and services from us, our revenue may decline or our future revenue may be constrained.

If our efforts to attract new customers are not successful, our revenue growth will be adversely affected.
     In order to grow our business, we must continually add new customers. Our ability to attract new customers will depend in large part on the success of our sales and marketing efforts. However, our prospective customers may not be familiar with our solutions, or may have traditionally used other products and services for their talent management requirements. In addition, our prospective customers may develop their own solutions to address their talent management requirements, purchase competitive product offerings, or engage third-party providers of outsourced talent management services that do not use our solution to provide their services. Additionally, some new customers may request that we license our software to them on a perpetual basis or that we allow them the contractual right to convert from a term license to a perpetual license during the contract term, which may reduce recurring revenue from these customers. To date, we have completed a limited number of agreements with such terms. If our prospective customers do not perceive our products and services to be of sufficiently high value and quality, we may not be able to attract new customers.
Our financial performance may be difficult to forecast as a result of our historical focus on large customers and the long sales cycle associated with our solutions.
     The majority of our revenue is currently derived from organizations with complex talent management requirements. Accordingly, in a particular quarter the majority of our new customer sales represent large sales made to a relatively small number of customers. As such, our failure to close a sale in a particular quarter will impede expected revenue growth unless and until the sale closes. In addition, our sales cycles for our enterprise clients are generally between six months and one year, and in some cases can be longer. As a result, substantial time and cost may be spent attempting to secure a sale that may not be successful. The period between an initial sales contact and a contract signing is relatively long due to several factors, including:
•	the complex nature of our solutions;

•	the need to educate potential customers about the uses and benefits of our solutions;

•	the relatively long duration of our contracts;

•	the discretionary nature of our customers’ purchase and budget cycles;

•	the competitive evaluation of our solutions;

•	fluctuations in the staffing management requirements of our prospective customers;

•	announcements or planned introductions of new products by us or our competitors; and

•	the lengthy purchasing approval processes of our prospective customers.
     If our sales cycle unexpectedly lengthens, our ability to accurately forecast the timing of sales in a given period will be adversely affected and we may not meet our forecasts for that period.
If we fail to develop or acquire new products or enhance our existing products to meet the needs of our existing and future customers, our sales will decline.
     To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve existing products and continue to introduce new products and services. Any new products we develop or acquire may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to successfully develop or acquire new products or enhance our existing products or if we fail to price our products to meet market demand, our business and operating results will be adversely affected. To date, we have focused our business on providing solutions for the talent management market, but we may seek to expand into other markets in the future. Our efforts to expand our solutions beyond the talent management market may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our existing business.
     We expect to incur significant expense to develop software products and to integrate acquired software products into existing platforms to maintain our competitive position. These efforts may not result in commercially viable solutions. If we do not receive significant revenue from these investments, our business will be adversely affected. Additionally, we intend to maintain a single version of each release of our software applications that is configurable to meet the needs of our customers. Customers may require customized solutions or features and functions that we do not yet offer and do not intend to offer in future releases, which may cause them to choose a competing solution.
Fluctuation in the demand for temporary workers will affect the revenue associated with our Taleo Contingent solution, which may harm our business and operating results.
     We generate revenue from our Taleo Contingent solution based on a fixed percentage of the dollar amount invoiced for temporary labor procured and managed through this solution. We anticipate that our Taleo Contingent solution will account for a significant portion of our revenue in future periods. If our customers’ demand for temporary workers declines, or if the general wage rates for temporary workers decline, so will our customers’ associated spending for temporary workers, and, as a result, revenue associated with our Taleo Contingent solution will decrease and our business may suffer.
Because we recognize revenue from software subscriptions over the term of the agreement, a significant downturn in our business may not be reflected immediately in our operating results, which makes it more difficult to evaluate our prospects.
     We recognize revenue from software subscription agreements monthly over the terms of these agreements, which are typically between two and five years for our Taleo Enterprise Edition customers and one year for our Taleo Business Edition customers. As a result, a significant portion of the revenue we report in each quarter is generated from software subscription agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one quarter may not affect our financial performance in that quarter but will negatively affect our revenue in future quarters. If a number of contracts expire and are not renewed in the same quarter, our revenue would decline significantly in that quarter and subsequent quarters. In addition, we may be unable to adjust our costs in response to reduced revenue. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, which would make our reported results less indicative of our future prospects.
If we do not compete effectively with companies offering talent management solutions, our revenue may not grow and could decline.
     We have experienced, and expect to continue to experience, intense competition from a number of companies. We compete with vendors of enterprise resource planning software such as Oracle and SAP. We also compete with niche point solution vendors such as BrassRing, Deploy Solutions, Hire.com, Hodes iQ, Kenexa, Peopleclick, Recruitmax, Resumix, Unicru, VirtualEdge, Webhire and Workstream that offer products that compete with one or more modules in our suite of solutions. In the area of talent management solutions for temporary employees, we compete primarily with companies such as Beeline, Chimes, Elance, Fieldglass, IQNavigator, and ProcureStaff. Our Taleo Business Edition competes primarily with Hiredesk.com, Hire.com and others. Our competitors may announce new products, services or enhancements that better meet changing industry standards or the price or performance needs of customers. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.
     Many of our competitors and potential competitors, especially vendors of enterprise resource planning software, have significantly greater financial, technical, development, marketing, sales, service and other resources than we have. Many of these companies also have a larger installed base of users, longer operating histories and greater name recognition than we have. Our enterprise resource planning software competitors provide products that may incorporate capabilities in addition to staffing management, such as automated payroll and benefits. Products with such additional functionalities may be appealing to some customers because they can reduce the number of different types of software or applications used to run their business. Our niche competitors’ products may be more effective than our products at performing particular talent management functions or may be more customized for particular customer needs in a given market. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.

     In some cases, our products may need to be integrated with software provided by our existing or potential competitors. These competitors could alter their products in ways that inhibit integration with our products, or they could deny or delay access by us to advance software releases, which would restrict our ability to adapt our products to facilitate integration with these new releases and could result in lost sales opportunities. In addition, many organizations have developed or may develop internal solutions to address talent management requirements that may be competitive with our solutions.
We may lose sales opportunities if we do not successfully develop and maintain strategic relationships to sell and deliver our solutions.
     We intend to partner with business process outsourcing, or BPO, providers that resell our staffing solution as a component of their outsourced human resource services. We currently have relationships with several of these companies. If customers or potential customers begin to outsource their talent management functions to BPOs that do not resell our solutions, or to BPOs that choose to develop their own solutions, our business will be harmed. In addition, we have relationships with third-party consulting firms, system integrators and software and service vendors who provide us with customer referrals, cooperate with us in marketing our products and provide our customers with system implementation or maintenance services. If we fail to establish new strategic relationships or expand our existing relationships, or should any of these partners fail to work effectively with us or go out of business, our ability to sell our products into new markets and to increase our penetration into existing markets may be impaired.
We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our secured credit facility.
     The agreements governing our existing debt contain various covenants that limit our ability to, among other things:
•	use restricted cash in an amount up to $8.1 million for a period of time;

•	incur additional debt, including guarantees by us or our subsidiaries;

•	make investments, pay dividends on our capital stock or redeem or repurchase our capital stock, subject to certain exceptions;

•	create specified liens;

•	make capital expenditures in excess of specified amounts that range between $4.75 million and $6.1 million during quarterly periods through the period ending March 31, 2008;

•	sell assets;

•	make acquisitions;

•	create or permit restrictions on the ability of our subsidiaries to pay dividends or make other distributions to us;

•	engage in transactions with affiliates;

•	engage in sale and leaseback transactions; and

•	consolidate or merge with or into other companies or sell all or substantially all of our assets.
     Our ability to comply with covenants contained in our secured credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our secured credit facility requires us to comply with limits on capital expenditures ranging from $2.9 to $5.5 million, a minimum current ratio ranging from 1.2:1.0 to 1.0:1.0, minimum EBITDA ranging from $1.0 to $9.0 million, minimum liquidity ranging from $15.6 to $3.6 million, minimum application revenue ranging from $10.7 to $68.8 million and minimum cash levels ranging from $8.2 to $1.3 million. Additionally, the secured credit facility contains numerous affirmative covenants, including covenants regarding delivery of certain financial statements and other reports, compliance with applicable laws, inspections of our properties and assets, and maintenance of insurance, our properties and the lender’s security interest in our assets.
     Our failure to comply with these covenants could result in a default. If a default occurs under our secured credit facility, the lender could cause all of the outstanding obligations under the secured credit facility to become due and payable. Upon a default, the lender under the secured credit facility could proceed against the collateral, which includes the Company’s intellectual property. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.
Mergers of or other strategic transactions by our competitors could weaken our competitive position or reduce our revenue.
     If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future business process outsourcing, or BPO, partners, systems integrators, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our solutions. Disruptions in our business caused by these events could reduce our revenue.
If we are required to reduce our prices to compete successfully, our margins and operating results could be adversely affected.
     The intensely competitive market in which we do business may require us to reduce our prices. If our competitors offer discounts on certain products or services we may be required to lower prices or offer our solutions at less favorable terms to us to compete successfully. Several of our larger competitors have significantly greater resources than we have and are better able to absorb short-term losses. Any such changes would likely reduce our margins and could adversely affect our operating results. Some of our competitors may provide fixed price implementations or bundle product offerings that compete with ours for promotional purposes or as a long-term pricing strategy. These practices could, over time, limit the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the number of sales, our margins and operating results would be adversely affected.
If our security measures are breached and unauthorized access is obtained to customer data, customers may curtail or stop their use of our solutions, which would harm our business, operating results and financial condition.
     Our solutions involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, criminal acts by an employee, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to customer data, our reputation will be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of our security measures could be harmed and we could lose sales and customers.
Defects or errors in our products could affect our reputation, result in significant costs to us and impair our ability to sell our products, which would harm our business.
     Our products may contain defects or errors, which could materially and adversely affect our reputation, result in significant costs to us and impair our ability to sell our products in the future. The costs incurred in correcting any product defects or errors may be substantial and could adversely affect our operating results. While we test our products for defects or errors prior to product release, defects or errors are also identified from time to time by our internal team and by our customers. Such defects or errors are likely to occur in the future.
     Any defects that cause interruptions to the availability of our solutions could result in:
•	lost or delayed market acceptance and sales of our products;

•	loss of customers;

•	product liability suits against us;

•	diversion of development resources;

•	injury to our reputation; and

•	increased maintenance and warranty costs.
     While our software subscription agreements typically contain limitations and disclaimers that purport to limit our liability for damages related to defects in our software, such limitations and disclaimers may not be enforced by a court or other tribunal or otherwise effectively protect us from such claims.
Widespread market acceptance of the on demand delivery model is uncertain, and if it does not continue to develop, or develops more slowly than we expect, our business may be harmed.
     The market for hosted enterprise software is new and, to a large extent, unproven, and it is uncertain whether hosted software will achieve and sustain high levels of demand and market acceptance. The overwhelming majority of our customers access and use our software as a web-based solution that is hosted by us. If the preferences of our customers change and our customers elect to host our software themselves, either upon the initiation of a new agreement or upon the renewal of an existing agreement, we would experience a decrease in revenue from hosting fees, and potentially higher costs and greater complexity in providing maintenance and support for our software. Additionally, a very limited number of our customers has the contractual right to elect to host our software themselves prior to the expiration of their subscription agreements with us. If the number of customers purchasing hosting services from us decreases, we might not be able to decrease our expenses related to hosting infrastructure in the short term if the demand for such hosting services decreases. Potential customers may be reluctant or unwilling to allow a vendor to host software or internal data on their behalf for a number of reasons, including security and data privacy concerns. If such organizations do not recognize the benefits of the on demand delivery model, then the market for our solutions may not develop at all, or may develop more slowly than we expect.
If we fail to adequately manage our hosting infrastructure capacity, our existing customers may experience service outages and our new customers may experience delays in the deployment of our solution.
     We have experienced significant growth in the number of users, transactions and data that our hosting infrastructure supports. Failure to adequately address the increasing demands on our hosting infrastructure may result in service outages, delays or disruptions. For example, we have experienced downtimes in our hosting facilities, some of which have been significant, which have prevented customers from using our solutions from time to time. We seek to maintain sufficient excess capacity in our hosting infrastructure to meet the needs of all of our customers. We also maintain excess capacity to facilitate the rapid provisioning of new customer deployments and expansion of existing customer deployments. The provisioning of new hosting infrastructure to keep pace with expanding storage and processing requirements could be a significant cost to us that we are not able to adequately predict, and for which we are not able to budget significantly in advance. Such outlays could raise our cost of goods sold and negatively affect our financial results. At the same time, the provisioning of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure capacity requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our hosting infrastructure capacity fails to keep pace with sales, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth.
Any significant disruption in our computing and communications infrastructure could harm our reputation, result in a loss of customers and adversely affect our business.
     Our computing and communications infrastructure is a critical part of our business operations. The vast majority of our customers access our solutions through a standard web browser. Our customers depend on us for fast and reliable access to our applications. Much of our software is proprietary, and we rely on the expertise of members of our engineering and software development teams for the continued performance of our applications. We have experienced and may in the future experience serious disruptions in our computing and communications infrastructure. Factors that may cause such disruptions include:

•	human error;

•	physical or electronic security breaches;

•	telecommunications outages from third-party providers;

•	computer viruses;

•	acts of terrorism or sabotage;

•	fire, earthquake, flood and other natural disasters; and

•	power loss.
     Although we back up data stored on our systems at least daily, our infrastructure does not currently include real-time, or near real-time, mirroring of data storage and production capacity in more than one geographically distinct location. Thus, in the event of a physical disaster, or certain other failures of our computing infrastructure, customer data from recent transactions may be permanently lost.
     We have computing and communications hardware operations located at third-party facilities with Internap in New York City and with IBM in San Jose, California. We do not control the operation of these facilities and must rely on these vendors to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. Although we believe we would be able to enter into a similar relationship with another third party should one of these relationships fail or terminate for any reason, we believe our reliance on any third-party vendor exposes us to risks outside of our control. If these third-party vendors encounter financial difficulty such as bankruptcy or other events beyond our control that cause them to fail to adequately secure and maintain their hosting facilities or provide the required data communications capacity, our customers may experience interruptions in our service or the loss or theft of important customer data.
     We have experienced system failures in the past. If our customers experience service interruptions or the loss or theft of customer data, we may be subject to financial penalties, financial liability or customer losses. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.
We must retain key employees and recruit qualified technical and sales personnel or our future success and business could be harmed.
     We believe that our success will depend on the continued employment of our senior management and other key employees, such as our chief executive officer and our chief financial officer. For example, we recently hired several senior management positions, including our chief executive officer and chief financial officer in the first quarter of 2005, and our continued success will depend on their effective integration into and management of us. There can be no assurance that our management team will be able to be integrated into our business and work together effectively. Our current senior management and employees have only worked together for a relatively short period of time as a result of recent changes in senior management. We do not maintain key man life insurance on any of our executive officers. Additionally, our continued success depends, in part, on our ability to retain qualified technical, sales and other personnel. In particular, we have recently hired a significant number of sales personnel who may take some period of time to become fully productive. We generally find it difficult to find qualified personnel with relevant experience in both technology sales and human capital management. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to retain qualified engineers with the requisite education, background and industry experience. In particular, because our research and development facilities are primarily located in Quebec, we are substantially dependent on that labor market to attract qualified engineers. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed.

We currently derive a material portion of our revenue from international operations, and may expand our international operations but do not have substantial experience in international markets, and may not achieve the expected results.
     During the year ended December 31, 2004, revenue generated outside the United States was 15% of total revenue, with Canada accounting for 9% of total revenue. We currently have international offices in Australia, Canada, France, the Netherlands and the United Kingdom. We may expand our international operations, which will involve a variety of risks, including:
•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	differing regulations in Quebec with regard to maintaining operations, products and public information in both French and English;

•	differing labor regulations, especially in France and Quebec, where labor laws are generally more advantageous to employees as compared to the United States;

•	more stringent regulations relating to data privacy and the unauthorized use of, or access to, commercial and personal information, particularly in Europe and Canada;

•	greater difficulty in supporting and localizing our products;

•	changes in a specific country’s or region’s political or economic conditions;

•	challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	limited or unfavorable intellectual property protection; and

•	restrictions on repatriation of earnings.
     We have limited experience in marketing, selling and supporting our products and services abroad. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.
Fluctuations in the exchange rate of foreign currencies could result in currency transactions losses, which could harm our operating results and financial condition.
     We currently have foreign sales denominated in the Canadian dollar, Australian dollar, euro, New Zealand dollar and Swiss franc, and may in the future have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a substantial portion of our operating expenses in Canadian dollars and, to a much lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively affect our business, financial condition and operating results. For example, in 2004, the Canadian dollar increased in value by approximately 8% over the U.S. dollar on an average annual basis. This change resulted in a net decrease to our earnings of $1.3 million. This decrease was comprised of increased revenues of $0.4 million, offset by $0.3 million of additional cost of sales and incremental operating expenses of $1.4 million. The increase in value of the Canadian dollar for the 12-month period ended December 31, 2004 as compared to the same period in 2003 was nearly 8%. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.
If we fail to adequately protect our proprietary rights, our competitive advantage could be impaired and we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights.
     Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We have no issued or pending patents and do not rely on patent protection. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries in which we operate. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business.
Our results of operations may be adversely affected if we are subject to a protracted infringement claim or a claim that results in a significant damage award.
     We expect that software product developers, such as ourselves, will increasingly be subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. Our competitors or other third parties may challenge the validity or scope of our intellectual property rights. For example, the holder of a patent has verbally asserted that he believes our software products infringe upon his patent. We have reviewed this matter and we believe that our software products do not infringe any valid and enforceable claim of the patent. No legal claim has been filed against us regarding this matter. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:
•	require costly litigation to resolve and the payment of substantial damages;

•	require significant management time;

•	cause us to enter into unfavorable royalty or license agreements;

•	require us to discontinue the sale of our products;

•	require us to indemnify our customers or third-party service providers; or

•	require us to expend additional development resources to redesign our products.
     We may also be required to indemnify our customers and third-party service providers for third-party products that are incorporated into our products and that infringe the intellectual property rights of others. Although many of these third parties are obligated to indemnify us if their products infringe the rights of others, this indemnification may not be adequate.
     In addition, from time to time there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. We use open source software in our products and may use more open source software in the future. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products.
We employ technology licensed from third parties for use in or with our solutions, and the loss or inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.
     We include in the distribution of our solutions certain technology obtained under licenses from other companies, such as Oracle for database software, Business Objects for reporting software and webMethods for integration software. We anticipate that we will continue to license technology and development tools from third parties in the future. Although we believe that there are commercially reasonable software alternatives to the third-party software we currently license, this may not always be the case, or we may license third-party software that is more difficult or costly to replace than the third party software we currently license. In addition, integration of our products with new third-party software may require significant work and require substantial allocation of our time and resources. Also, to the extent our products depend upon the successful operation of third-party products in conjunction with our products, any undetected errors in these third-party products could prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which could result in higher costs.
If we fail to develop our brand cost-effectively, our customers may not recognize our brand and we may incur significant expenses, which would harm our business and financial condition.
     In March 2004 we changed our name from Recruitsoft, Inc. to Taleo Corporation. Our existing customers and business partners may not recognize our new brand. We may need to incur substantial expense and it may require more time than we anticipate before our new name gains broad recognition within our industry. We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future solutions and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market intensifies. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful solutions at competitive prices. In the past, our efforts to build our brand have involved significant expense, and we expect to increase that expense in connection with our re-branding process. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.
Failure to implement the appropriate controls and procedures to manage our growth could harm our growth, business, operating results and financial condition.
     We are currently experiencing a period of rapid growth in our operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational, technical and financial infrastructure. Our employee base has ranged from 345 on December 31, 2002, to 479 on December 31, 2003, to 541 on December 31, 2004 and to 516 on June 30, 2005. To manage our growth, we will need to continue to improve our operational, financial and management processes and controls and our reporting systems and procedures. This effort may require us to make significant capital expenditures or incur significant expenses, and divert the attention of our personnel from our core business operations, any of which may adversely affect our financial performance. If we fail to successfully manage our growth, our business, operating results and financial condition will be adversely affected.
If we are unable to improve and maintain the quality of our system of internal controls over financial reporting, any deficiencies could materially and adversely affect our ability to provide timely and accurate financial information about our company.
     In connection with the December 31, 2004 year end audit of our financial statements, management and our independent registered public accounting firm have identified significant deficiencies in our internal control over financial reporting. These were matters that in our auditors’ judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in our financial statements. Under Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board these deficiencies are identified as “significant deficiencies.” One of these significant deficiencies has risen to the level of a material weakness, which is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Specifically, the Company’s procedures in closing quarters and preparing financial statements were inadequate and resulted in an inappropriate number of post-close adjustments and corrections. The Company has begun to remediate the material weakness and significant deficiencies; however, we cannot be certain that the measures we have taken will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2006 (or if our independent auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.
Difficulties that we may encounter in managing changes in the size of our business could adversely affect our operating results.
     Our business has experienced rapid growth in employee count through both internal expansion and acquisitions. In 2005, we began taking steps to better align our resources with our operating requirements in order to increase our efficiency. Through these steps, we have reduced our headcount and incurred charges for employee severance. As many employees are located in Quebec, Canada, we will have to pay the severance amounts legally required in such jurisdiction, which may exceed those of the United States. While we believe that these steps help us achieve greater operating efficiency, we have limited history with such measures and the results of these measures are difficult to predict. Additional restructuring efforts may be required. To manage our business effectively, we must continue managing headcount in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization. We believe workforce reductions, management changes and facility consolidation create anxiety and uncertainty, and may adversely affect employee morale. These measures could adversely affect our employees that we wish to retain and may also adversely affect our ability to hire new personnel. They may also negatively affect customers. In addition, our revenues may not grow in alignment with our headcount.
Failure to effectively manage our customer deployments could increase our expenses and cause customer dissatisfaction.
     Enterprise deployments of our products require a substantial understanding of our customers’ businesses, and the resulting configuration of our solutions to their business processes and integration with their existing systems. It may be difficult for us to manage the timeliness of these deployments and the allocation of personnel and resources by us or our customers. In certain situations, we also work with, third-party service providers in the implementation or software integration-related services of our solutions, and we may experience difficulties managing such third parties. Failure to successfully manage customer implementation or software integration-related services by us or our third-party service providers could harm our reputation and cause us to lose existing customers, face potential customer disputes or limit the rate at which new customers purchase our solutions.
Acquisitions and investments present many risks, and we may not realize the anticipated financial and strategic goals for any such transactions, which would harm our business, operating results and financial condition.
     We have made, and may continue to make, acquisitions or investments in companies, products, services and technologies to expand our product offerings, customer base and business. For example, in October 2003, we acquired White Amber, Inc., a privately-held company that provided a temporary talent management solution, which we introduced as our Taleo Contingent solution, and in March 2005, we acquired Recruitforce.com to enable us to extend our offerings to small and medium-sized organizations. Such acquisitions and investments involve a number of risks, including the following:
•	we may find that we are unable to achieve the anticipated benefits from our acquisitions;

•	we may have difficulty integrating the operations and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

•	we may have difficulty incorporating the acquired technologies or products, including our Taleo Contingent solution and the software acquired in the Recruitforce acquisition, into our existing code base;

•	there may be customer confusion regarding the positioning of acquired technologies or products;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	we may have difficulty retaining the acquired business’ customers; and

•	we may experience significant problems or liabilities associated with product quality, technology and legal contingencies.
     For example, with respect to our acquisition of White Amber, we expended significant management time in attending to integration activities relating to employee relations and benefits matters, integration of product pricing, and the consolidation of other infrastructure to common systems. From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as out-of-pocket costs.
     The consideration paid in connection with an investment or acquisition also affects our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, including proceeds of this offering, to consummate any acquisition. To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs or purchase accounting adjustments and restructuring charges. They may also result in goodwill and other intangible assets which may be subject to future impairment charges or ongoing amortization costs.
Unfavorable economic conditions and reductions in information technology spending could limit our ability to grow our business.
     Our operating results may vary based on the impact of changes in global economic conditions on our customers. The revenue growth and profitability of our business depends on the overall demand for enterprise application software and services. Most of our revenue is currently derived from large organizations whose businesses fluctuate with general economic and business conditions. As a result, a softening of demand for enterprise application software and services, and in particular enterprise talent management solutions, caused by a weakening global economy may cause a decline in our revenue. Historically, economic downturns have resulted in overall reductions in corporate information technology spending. In the future, potential customers may decide to reduce their information technology budgets by deferring or reconsidering product purchases, which would negatively affect our operating results.
Our reported financial results may be adversely affected by changes in generally accepted accounting principles.
     Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our historical or projected financial results.
     For example, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the deemed fair value of the underlying security at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense and in December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,’’ or SFAS 123R, which requires companies to expense the fair value of employee stock options and similar awards. SFAS 123R is effective for publicly traded companies on their next fiscal year or quarter that begins after June 15, 2005. In April 2005, the SEC announced a new rule that amends the compliance date for adoption of SFAS 123R. The new rule extends the required adoption of SFAS 123R for companies with calendar fiscal years to the first quarter of 2006. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards, with limited exceptions. We expect to implement SFAS 123R on a modified prospective basis whereby all new awards granted after the date of adoption, as well as the vesting relating to all prior grants, will be recorded as an expense in the statements of operations. The effect of this pronouncement to our results of operations will be material. We are currently in the process of evaluating the impact and implementation of SFAS 123R. However, the effect of this pronouncement on our results of operations is likely to be material.
     If tax benefits currently available under the tax laws of Quebec are reduced or repealed or if we have taken an incorrect position with respect to tax matters under discussion with the Canadian Revenue Authority, our business could suffer.
     The majority of our research and development activities are conducted through our Canadian subsidiary, Taleo (Canada) Inc. We participate in a government program in Quebec that provides investment credits based upon qualifying research and development expenditures. These expenditures primarily consist of the salaries for the persons conducting research and development activities. We have participated in the program for five years, and expect that we will continue to receive these investment tax credits through September 2008. In 2004, we recorded a $2.4 million reduction in our research and development expenses as a result of this program. We anticipate the continued reduction of our research and development expenses through 2008. If these investment tax benefits are reduced or eliminated, our financial condition and operating results may be adversely affected. In addition, we are in the process of an audit by the Canadian Revenue Authority relating to transfer pricing for the transfer of intellectual property between our subsidiaries. If our application of relevant tax laws was incorrect, our financial results would be adversely affected.
Evolving regulation of the Internet may increase our expenditures related to compliance efforts, which may adversely affect our financial condition.
     As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. We are particularly sensitive to these risks because the Internet is a critical component of our business model. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for solutions accessed via the Internet and restricting our ability to store, process and share data with our customers via the Internet. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of internet-based services, which could harm our business.
Current and future litigation against us could be costly and time consuming to defend.
     We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results and cash flows. For more information regarding our current legal proceedings, please see the information under the section entitled “Part II — Item 1 — Legal Proceedings.
Our stock price is likely to be volatile and could decline following our proposed initial public offering, resulting in a substantial loss on your investment.
     Prior to our proposed initial public offering, there has not been a public market for our Class A common stock. An active trading market for our Class A common stock may never develop or be sustained, which could affect your ability to sell your shares and could depress the market price of your shares. In addition, the initial public offering price will be determined through negotiations among us, the selling stockholders and the representatives of the underwriters and may bear no relationship to the price at which the Class A common stock will trade upon the completion of our initial public offering. The stock market in general, and the market for technology-related stocks in particular, has been highly volatile. As a result, the market price of our Class A common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors’’ section and others such as:
•	our operating performance and the performance of other similar companies;

•	the overall performance of the equity markets;

•	developments with respect to intellectual property rights;

•	publication of unfavorable research reports about us or our industry or withdrawal of research

•	coverage by securities analysts;

•	speculation in the press or investment community;

•	terrorist acts; and

•	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments.
Our principal stockholders will have a controlling influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.
     Based on share ownership as of June 30, 2005, including shares issuable upon exercise of outstanding options and warrants exercisable within 60 days of June 30, 2005, our officers, directors, major stockholders and their affiliates will beneficially own or control, directly or indirectly, 13,835,858 shares of our Class A common stock, which in the aggregate represent approximately 83% of the outstanding shares of Class A common stock. As a result, if some of these persons or entities act together, they will have the ability to control matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.
We may need to raise additional capital, which may not be available, which would adversely affect our ability to operate our business.
     We expect that the net proceeds from our proposed initial public offering, together with our other capital resources, including income from our operations, will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. If we need to raise additional funds due to unforeseen circumstances or material expenditures, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and any additional financings could result in additional dilution to our existing stockholders. If we need additional capital and cannot raise it on acceptable terms, we may not be able to meet our business objectives, our stock price may fall and you may lose some or all of your investment.
Provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company.
     Our certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquiror were to make a hostile bid for us, the acquiror would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms, which means that replacing a majority of our directors would require at least two annual meetings. The acquiror would also be required to provide advance notice of its proposal to replace directors at any annual meeting, and will not be able to cumulate votes at a meeting, which will require the acquiror to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.

     Our board of directors also has the ability to issue preferred stock that could significantly dilute the ownership of a hostile acquiror. In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% or greater stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.
The requirements of being a public company might strain our resources, which may adversely affect our business and financial condition.
     As a public company, we will be subject to a number of additional requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the listing standards of The Nasdaq Stock Market, Inc. These requirements might place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and operating results. In addition, we might need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we might not be able to do so in a timely fashion. The listing standards of the Nasdaq Stock Market require, among other things, that within a year of the date of our proposed initial public offering all of the members of committees of our board of directors, including our audit committee, consist of independent directors. We might not be able to retain our independent directors, or attract new independent directors, for our committees.
Holders of our Class B common stock vote with our Class A common stock, which dilutes the voting power of our Class A common stockholders.
     4,038,287 shares of our Class B common stock are held by holders of our exchangeable shares in order to allow them voting rights in Taleo without having to exchange their shares and suffer the corresponding Canadian tax consequences. These shares vote as a class with our Class A common stock and, upon exchange of the exchangeable shares for Class A common stock, will be redeemed on the basis of one share of Class B common stock redeemed for each one share of Class A common stock issued. Therefore, approximately 25% of the voting power of our outstanding shares as of June 30, 2005, is held by the Class B common stockholders and will continue to be held by them until they decide to exchange their exchangeable shares. Accordingly, our Class B common stock constitutes, and is expected to continue to constitute, a significant portion of the shares entitled to vote on all matters requiring approval by our stockholders.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign currency exchange risk
     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar. We do not currently use risk management instruments to manage currency exposures that exist as part of our ongoing business operations, though we do have some natural hedges in place where the currency of our revenues matches the currency of our expenses.
     Interest rate sensitivity
     We had cash, including restricted cash, of $16.1 million at June 30, 2005. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
     We had an outstanding term loan with Goldman Sachs Specialty Lending Group of $19.5 million at June 30, 2005. This loan bears interest at a floating rate of LIBOR plus 6%, making the loan subject to interest rate risk. An average 1% increase in interest rates over the next twelve months would cause our interest expense to increase by $188,000 over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
     (A) Evaluation of disclosure controls and procedures. The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that because of the restatement of the Company’s December 31, 2003 financial statements, as previously reported, resulting from a material weakness in our internal control over financial reporting, our disclosure controls and procedures were ineffective as of June 30, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (B) Changes in internal control over financial reporting. To remediate such conditions, we have made changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process changing certain of our internal controls to remediate a material weakness in our internal controls over financial reporting regarding closing our quarters, and other control deficiencies we have found. Specifically, we have taken the following actions:
•	Hired a new Chief Financial Officer with public company operating and reporting experience and hired additional financial personnel with more experience in financial reporting and managing the financial affairs of a public company;

•	Implemented policies and procedures to improve the accuracy of the Company’s financial reporting;

•	Have procured, or begun to the process to procure, new financial systems to improve our capabilities around financial reporting.
     We continue to enhance our internal control over financial reporting by adding resources in key functional areas and bringing our operations up to the level of documentation, segregation of duties, systems security and transactional control procedures required under the new Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. We currently expect to complete remediation by the second quarter of 2006.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on the Company’s financial position or results of operations. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
     In the quarter ended June 30, 2005, we issued an aggregate of 17,889 shares of our Class A common stock to certain employees and officers upon the exercise of options awarded under our Viasite Inc. Stock Plan and 1999 Stock Plan. We received aggregate proceeds of $69,925 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, with respect to such shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The stockholders of the Company acted twice by written consent during the quarter ended June 30, 2005. Stockholders of record at the close of business on the date of each written consent (the “Record Date”) were entitled to vote on the matters contained in such written consent. The first written consent was dated April 20, 2005. The matters voted on were as follows:
     1. Amendment and restatement of the Company’s Sixth Amended and Restated Certificate of Incorporation to, among other things (i) effect a reverse six-for-one stock split of the Company’s Class A and Class B Common Stock; and (ii) revise the preferences of the Series C Preferred Stock to, as long as loans are outstanding under the Credit Facility with Goldman Sachs Specialty Lending Group, L.P. (a) provide for the payment of any dividends entitled to holders of Series C Preferred Stock solely in shares of Class A Common Stock and (b) prohibit the redemption of Series C Preferred Stock.
     2. To the extent the stockholder is a holder of Series C Preferred Stock of the Company, to consent to and approve the Company’s incurrence of debt in a principal amount of up to $20,000,000 under a Credit and Guaranty Agreement, among the Company, certain of its subsidiaries and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent and as a Lender.
     As of the Record Date of such written consent, 16,457,498 shares of the Company’s stock were issued and outstanding (on an as-converted to common stock basis), and 11,464,403 shares were affirmatively represented on the written consent. The remaining shares were not solicited, and therefore did not vote against, abstain from voting, or represent broker non-votes.
     The second written consent was dated April 27, 2005. The matters voted on in such written consent were as follows:
     1. Amendment of the Company’s bylaws to provide for a board of directors of 8 members.
     2. To appoint Michael Gregoire to fill the vacancy created by such amendment.
     As of the Record Date of such written consent, 16,457,498 shares of the Company’s stock were issued and outstanding (on an as-converted to common stock basis), and 11,459,403 shares were affirmatively represented on the written consent. The remaining shares were not solicited, and therefore did not vote against, abstain from voting, or represent broker non-votes.
ITEM 5. OTHER INFORMATION
     From July 1, 2005 through the date hereof, we issued an aggregate of 34,815 shares of our Class A common stock to certain employees and officers upon the exercise of options awarded under our Viasite Inc. Stock Plan and 1999 Stock Plan.

We received aggregate proceeds of approximately $123,640 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, with respect to such shares.
ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Credit and Guaranty Agreement dated as of April 25, 2005, between the registrant, various lenders, and Goldman Sachs Specialty Lending Group, L.P. (which is incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form 10 (File No. 000-51299) filed on July 1, 2005).

10.2	Pledge and Security Agreement dated as of April 25, 2005, between the registrant and Goldman Sachs Specialty Lending Group, L.P. (which is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form 10 (File No. 000-51299) filed on May 2, 2005).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION
By:	/s/ Divesh Sisodraker
Divesh Sisodraker
Chief Financial Officer

Date: August 15, 2005

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Credit and Guaranty Agreement dated as of April 25, 2005, between the registrant, various lenders, and Goldman Sachs Specialty Lending Group, L.P. (which is incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form 10 (File No. 000-51299) filed on July 1, 2005).

10.2	Pledge and Security Agreement dated as of April 25, 2005, between the registrant and Goldman Sachs Specialty Lending Group, L.P. (which is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form 10 (File No. 000-51299) filed on May 2, 2005).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.