Form 10-Q/A
period 2005-06-30
TALEO CORP
filed 2005-09-23
CIK 1134203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-51299
TALEO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-2190418
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

575 Market Street, Eighth Floor
San Francisco, California	94105
(Address of principal executive offices)	(Zip code)
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

TALEO CORPORATION
FORM 10-Q
EXPLANATORY NOTE
This Amendment No. 1 to Taleo Corporation’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is being filed to reflect certain revisions to the Company’s disclosure in Item 4 regarding the Company’s disclosure controls and procedures. The updated language is intended to provide additional disclosure regarding remedial actions undertaken by the Company. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the additional disclosure contained in Item 4.

PART I — FINANCIAL INFORMATION
     ITEM 4. CONTROLS AND PROCEDURES
     (A) Evaluation of disclosure controls and procedures. The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were ineffective as of June 30, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Taleo’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (B) Changes in internal control over financial reporting. In connection with the audit of the consolidated financial statements for the year ended December 31, 2004, both the Company and its independent registered accounting firm identified that the Company’s internal controls relating to post-closing and audit adjustments was a material weakness. Specifically, a significant number of post-closing and audit adjustments were required to be made to the consolidated financial statements prior to the issuance of such statements. These adjustments included purchase price adjustments related to the acquisition of White Amber, Inc., correcting entries associated with the amortization of debt, recording of accruals and accounts payable, and adjustments of year-end general ledger balances to supporting detail.
     The Company is in the process of reviewing and redesigning its internal controls over financial reporting related to closing procedures and processes. Specifically, the Company has undertaken the following actions:
•	Hired personnel with more experience in financial reporting and accounting process than the incumbent group, including appointing a new Chief Financial Officer with public company operating and reporting experience;

•	Purchased a new system for accounting for revenue and deferred revenue;

•	Improved detective controls with greater financial analysis around budget variances;

•	Begun to implement and document policies around closing processes; and,

•	Begun investigation of new accounting systems to address system oriented deficiencies in the system of internal controls.
     In addition, the Company’s Chief Financial Officer will review and approve the Company’s consolidating trial balance and closing adjustment prior to the preparation of financial statements. These changes in our internal control over financial reporting have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
     We believe these steps, when completed and fully implemented, will constitute all of the material steps required to address our material weakness. We expect to continue to enhance our internal controls over financial reporting by adding resources in key functional areas and to take steps to bring our documentation, segregation of duties, systems security and transactional control procedures to a level required under the new Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. We have discussed and disclosed these matters to the audit committee of our board of directors and to our external auditors and will continue to do so. We currently expect to complete these remedial steps by the second quarter of 2006. We believe the costs associated with these remedial measures will not be material, other than for the purchases of new accounting systems, which could cost up to $1 million.

PART II – OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION

	By:	/s/ Divesh Sisodraker

Divesh Sisodraker
Chief Financial Officer

Date: September 23, 2005

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.