Form 10-Q
period 2005-09-30
TALEO CORP
filed 2005-11-14
CIK 1134203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-51299
TALEO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-2190418
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

575 Market Street, Eighth Floor
San Francisco, California	94105
(Address of principal executive offices)	(Zip code)
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     At October 31, 2005, the number of shares outstanding of the registrant’s Class A common stock was 7,754,667 shares and the number of shares outstanding of the registrant’s Class B common stock was 4,038,287 shares.

TALEO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TALEO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands except share data)

	December 31,	September 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,773	$9,724
Restricted cash	—	4,843
Accounts receivable, less allowance for doubtful accounts of $150 and $300 at December 31, 2004 and September 30, 2005, respectively	14,980	12,379
Prepaid expenses and other current assets	1,242	5,894
Investment credit receivable	2,784	4,541

Total current assets	24,779	37,381

Property and equipment, net	6,768	6,208
Restricted cash	195	2,861
Other assets	2,402	670
Goodwill	2,828	5,884
Other intangibles, net	1,543	1,538

Total assets	$38,515	$54,542

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$3,130	$4,116
Accounts payable and accrued liabilities	9,725	13,834
Customer deposits	2,353	1,228
Deferred revenue	10,930	10,316

Total current liabilities	26,138	29,494

Customer deposits and deferred revenue	598	137
Other liabilities	250	180
Long-term debt	2,573	17,529

Commitments and contingencies (Note 8)
Class B Redeemable Common Stock, $0.00001 par value, 24,229,762 shares authorized; 4,038,287 shares issued and outstanding at December 31, 2004 and September 30, 2005	—	—

Total liabilities	29,559	$47,340

Series A, B, C and D Convertible Preferred Stock, $0.0001 par value, 79,533,696 shares authorized; 69,870,095 and 69,877,241 shares issued and outstanding, liquidation preference $49,961 and $51,808 at December 31, 2004 and September 30, 2005, respectively.	49,385	51,451

Exchangeable share obligation	1,660	1,708

Stockholders’ equity (deficit):
Class A Common Stock; $0.00001 par value; 250,000,000 shares authorized; 67,415 and 196,018 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively.	—	—
Additional paid-in capital	5,039	5,837
Accumulated deficit	(47,313)	(52,184)
Deferred compensation	(37)	(24)
Accumulated other comprehensive income	222	414

Total stockholders’ deficit	(42,089)	(45,957)

Total liabilities and stockholders’ deficit	$38,515	$54,542

See accompanying notes to condensed consolidated financial statements

TALEO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenue:
Application	$12,807	$15,987	$36,324	$46,090
Consulting	2,514	3,916	7,239	11,277

Total revenue	15,321	19,903	43,563	57,367

Cost of revenue:
Application	3,746	4,126	10,525	12,201
Consulting	2,003	2,839	6,216	7,866

Total cost of revenue	5,749	6,965	16,741	20,067

Gross profit	9,572	12,938	26,822	37,300

Operating expenses:
Sales and marketing	4,083	5,471	13,262	16,641
Research and development	3,515	3,741	12,019	11,857
General and administrative	1,595	2,873	5,012	7,532
Restructuring charges	—	—	—	804

Total operating expenses	9,193	12,085	30,293	36,834

Operating income (loss)	379	853	(3,471)	466

Other (expense) income:
Interest income	26	138	66	295
Interest expense	(101)	(2,120)	(288)	(2,757)
Foreign currency losses	(55)	(488)	(65)	(810)

Total other expense	(130)	(2,470)	(287)	(3,272)

Net income (loss) before provision for income tax	249	(1,617)	(3,758)	(2,806)
Benefit from income taxes	11	—	11	—

Net income (loss)	260	(1,617)	(3,747)	(2,806)
Accretion of dividends and issuance costs on preferred stock	(687)	(689)	(2,061)	(2,067)

Net loss attributable to Class A common stockholders	$(427)	$(2,306)	$(5,808)	$(4,873)

Net loss attributable to Class A stockholders per share — basic and diluted	$(7.12)	$(15.48)	$(109.59)	$(47.77)

Weighted average Class A common shares:
Basic and diluted	60	149	53	102

See accompanying notes to condensed consolidated financial statements

TALEO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(3,747)	$(2,806)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation of fixed assets	2,851	3,001
Amortization of intangible assets	641	720
Gain on disposal of fixed assets	—	89
Noncash stock compensation expenses	413	380
Change in fair value of derivative	—	1,538
Changes in working capital accounts:
Interest earned on restricted cash	—	127
Accounts receivable	346	2,583
Prepaid expenses and other assets	(2,145)	(698)
Investment credit receivable	(1,786)	(1,604)
Accounts payable and accrued liabilities	(9,520)	2,339
Deferred revenues and customer deposits	450	(2,856)

Net cash provided by (used in) operating activities	(12,497)	2,813

Cash flows from investing activities:
Acquisition of fixed assets	(2,906)	(1,918)
Restricted cash	—	(7,816)
Acquisition of Recruitforce, net of cash acquired	—	(3,348)

Net cash used in investing activities	(2,906)	(13,082)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	7,662	20,215
Principal payments on long-term debt	(3,346)	(5,678)
Increase in other assets	—	(1,065)
Employee stock options and warrants exercised	82	427

Net cash provided by financing activities	4,398	13,899

Effect of exchange rate changes on cash and cash equivalents	(21)	321

Increase (decrease) in cash and cash equivalents	(11,026)	3,951
Cash and cash equivalents:
Beginning of period	18,194	5,773

End of period	$7,168	9,724

Supplemental cash flow disclosures:
Cash paid for interest	$224	$987
Cash paid for income taxes	$—	$—

Supplemental non-cash financing and investing activities:

Non-cash purchases of property and equipment	$—	$390

See accompanying notes to condensed consolidated financial statements

TALEO CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business and Basis of Presentation
     Nature of Business — Taleo Corporation and its subsidiaries (the “Company”) provide talent management solutions that enable organizations of all sizes to assess, acquire and manage their workforces for improved business performance. The Company’s software applications are offered to customers primarily on a subscription basis.
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
     Basis of Presentation — In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these unaudited interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, which are included in our prospectus filed pursuant to rule 424(b)(4) and declared effective on September 28, 2005. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.
     Stock Split — The accompanying financial statements reflect a one-for-six reverse stock split of the Company’s common stock that was approved by the Board of Directors and stockholders effective April 25, 2005. All share and per share information herein has been retroactively restated to reflect this split.
     Recent Accounting Pronouncements — On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and similar awards. SFAS No. 123R was subsequently amended by the SEC and is effective for the Company January 1, 2006. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). The Company expects to adopt SFAS 123 using the Statement’s modified prospective application method. Adoption is expected to significantly increase our stock compensation expense and to have no impact on cash flows.
2. Recent Developments
     On October 4, 2005, the Company completed its initial public offering of 6,700,000 shares of common stock at a price of $14.00 per share. The Company sold 5,360,000 shares in the offering. Certain selling stockholders of the Company sold the remaining 1,340,000 shares in the offering. Upon the closing of the offering, the Company received net proceeds, after deducting underwriting discounts and commissions and other costs incurred in connection with the offering, of approximately $66.4 million. Simultaneous with the completion of the IPO, 69,877,241 outstanding shares of preferred stock, outstanding as of September 30, 2005, plus 4,136,489 shares issuable under antidilution provisions converted into 12,335,609 shares of Class A Common Stock as a result of the IPO. In addition, the holders of 17,879,362 Class A preferred exchangeable shares of 9090-5415 Quebec, Inc. and of 6,350,400 Class B preferred exchangeable shares of 9090-5415 Quebec Inc. may elect, or the Company may require them to exchange their exchangeable shares for 4,038,287 shares of Class A Common Stock at any time. Also upon completion of the IPO, the Company issued 841,124 shares of Class A common stock in lieu of payment of accreted dividends on our outstanding preferred stock based on the initial public offering price of $14.00 share. The amount payable in cash for accreted dividends was $222,556.
     On October 5, 2005, following completion of its initial public offering and pursuant to the terms of the Company’s credit agreement with Goldman Sachs, the Company made cash payments for outstanding principal and prepayment fees in the amount of $20.6 million. See Note 11 below for discussion of the Goldman Sachs credit agreement.

3. Stock-Based Compensation
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
     The Company is currently in the process of evaluating the impact and implementation of SFAS No. 123R. The historic pro forma effect is disclosed below. For purposes of pro forma disclosures, the estimated fair value of options (as determined using the Black-Scholes option-pricing model) is amortized to pro forma expense over the vesting period of the option. Had compensation expense from the Company’s plan been determined consistent with SFAS No. 123, net loss would have been approximately as follows at September 30 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net loss attributable to common stockholders
As reported	$(427)	$(2,306)	$(5,808)	$(4,873)
Add: Stock-based compensation expense included in reported net loss	4	4	425	380
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(393)	(959)	(1,429)	(2,732)

Pro-forma	$(816)	$(3,261)	$(6,812)	$(7,225)

Basic and diluted loss per Class A common share:
As reported	$(7.12)	$(15.48)	$(109.59)	$(47.77)

Pro-forma	$(13.60)	$(21.89)	$(128.53)	$(70.83)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and nine months ended September 30, 2004 and 2005, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	68%	73%	68%	73 to 79%
Average risk-free interest rate	2.72%	3.79%	2.72%	3.1 to 3.79%
Expected life	5	4	5	4
Fair value of option grant	$8.32	$7.97	$8.32	$7.97 to $8.05
     The Company has accounted for forfeitures under SFAS No. 123 as they occurred.
4. Net Loss Per Share
     Net Loss Per Share — Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of Class A common shares outstanding during the period. Because the Class B common shares do not have any economic rights, and in accordance with FAS 128 and EITF 03-6, the Company has determined that basic earnings per share should be calculated based only on the outstanding Class A common shares. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Antidilutive securities, which consist of exchangeable shares, redeemable convertible preferred stock, stock options and warrants that are not included in the diluted net loss per share calculation, aggregated to (in thousands) 18,613 and 18,845 for the nine-month periods ended September 30, 2004, and 2005, respectively. A summary of Class A and Class B amounts is presented below:

	Three Months Ended
	September 30,
	2004			2005
	Class A	Class B		Class A	Class B
	Common	Common	Total	Common	Common	Total
Allocation of net loss attributable to Class A common stockholders	$(427)	—	$(427)	$(2,306)	—	$(2,306)

Weighted average common shares outstanding	60	4,038		149	4,038
Net loss per share	$(7.12)			$(15.48)

	Nine Months Ended
	September 30,
	2004			2005
	Class A	Class B		Class A	Class B
	Common	Common	Total	Common	Common	Total
Allocation of net loss attributable to Class A common stockholders	$(5,808)	—	$(5,808)	$(4,873)	—	$(4,873)
Weighted average common shares outstanding	53	4,038		102	4,038
Net loss per share	$(109.59)			$(47.77)
5. Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three and nine-month periods ended September 30, 2004 and 2005 are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September, 30
	2004	2005	2004	2005
Net loss	$260	$(1,617)	$(3,747)	$(2,806)
Foreign currency adjustment	(64)	238	(239)	192

Comprehensive income (loss)	$196	$(1,379)	$(3,986)	$(2,614)

6. Stock Option Plans
     Class A Common Stock Option Plans
     As of September 30, 2005, the Company has reserved 4,566,267 shares of Class A Common Stock for issuance under three stock option plans. Of these shares, 4,166,267 shares were reserved under the two plans approved by the Board of Directors in 1999 while 400,000 shares were approved by the Board of Directors in August 2005 under the 2005 Stock Plan. One of the 1999 plans was subsequently amended in March 2005. Options to purchase Class A common stock may be granted to employees, directors, and certain consultants. Options are subject to the vesting provisions associated with each grant, generally vesting one-fourth on the first anniversary of the grant and ratably thereafter for the following 36 months.
     At September 30, 2005, 309,354 shares were available for future grants under all three plans.
     The following table presents a summary of the stock option activity since December 31, 2004, and related information:

		Weighted-Average
	Number of Options	Exercise Price
Outstanding — December 31, 2004	3,024,940	$5.95
Granted	1,419,249	13.67
Exercised	(126,019)	3.31
Forfeited	(253,685)	8.15

Outstanding — September 30, 2005	4,064,485	$8.59

Exercisable — September 30, 2005	2,138,312	$4.18

     The Company has granted stock options to employees in the nine months ended September 30, 2005 at exercise prices deemed by the Board of Directors to be greater than or equal to the fair value of the Class A Common Stock at the time of grant. The fair value of the Class A Common Stock has been determined by the Board of Directors of the Company at each stock option measurement date based on a variety of different factors including the Company’s financial position and historical financial performance, the status of technological developments within the Company, the composition and ability of the current engineering and management team, an evaluation and benchmark of the Company’s competition, the current climate in the marketplace, the illiquid nature of the common stock, arms’-length sales of the Company’s capital stock (including redeemable convertible preferred stock), and the effect of the rights and preferences of the preferred stockholders, among others. In the future, the fair value will be determined based on the quoted market price of the Company’s stock at grant date.
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

	Number of Options
	Vested,
	Net of
	Subsequent
	Forfeitures	Forfeited	Exercised
Historic Activity:
2003	531,195	—	—
2004	475,701	138,453	—
January to September 2005	23,806	9,411	7,146

	1,030,702	147,864	7,146

Future Vesting:
October to December 2005	7,622
2006	25,409
2007	27,329

	60,360

     If all of the 1,083,916 options not forfeited as of September 30, 2005 were exercised and converted into Class A Common Stock, these Series D options would represent 180,651 shares of Class A Common Stock (at an exercise price of $0.78 per share).
     Based on the forfeiture of certain of the Series D options, additional shares will be issued under the terms of the acquisition agreement of White Amber. See Note 8 for further discussion of these shares that were issuable as of September 30, 2005.
7. Severance and Exit Costs
     During the nine months ended September 30, 2005, management approved and executed restructuring plans to align the Company’s cost structure with existing market conditions and to create a more efficient organization. In connection with these plans, the Company recorded a charge of $0.8 million in the first quarter ended March 31, 2005. There were no restructuring costs in 2004. This charge included costs associated with workforce reduction and consolidation of excess facilities. The Company does not currently expect to incur additional material restructuring charges in subsequent periods; however, changes in business circumstances could require additional restructuring initiatives. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon actual events and circumstances at the time.

     Changes in the restructuring reserve for the nine months ended September 30, 2005 are as follows:

	Severance	Excess
	and Benefits	Facilities	Total
Balance, December 31, 2004	—	—	—

Restructuring charges during the three months ended March 31, 2005	$736,530	$67,837	$804,367
Less: Cash payments	337,320	—	337,320

Reserve balances, March 31, 2005	399,210	67,837	467,047

Restructuring charges during the three months ended June 30, 2005	—	—	—
Less: Cash payments	312,679	22,033	334,712

Reserve balances, June 30, 2005	86,531	45,804	132,335

Restructuring charges during the three months ended September 30, 2005	—	—	—
Less: Cash payments	86,531	27,050	113,581

Reserve balances, September 30, 2005	$—	$18,754	$18,754

The nature of the charges summarized above is as follows:
     Severance and Benefits
     During the first quarter ended March 31, 2005 and for the nine months ended September 30, 2005, the Company recorded charges of approximately $0.7 million in connection with severance benefits to terminated employees in North America and Europe. During the first quarter ended March 31, 2005, the Company terminated, or made plans to terminate, approximately 35 employees in these regions.
     Excess Facilities
     During the first quarter ended March 31, 2005 and for the nine months ended September 30, 2005, the Company recorded charges of approximately $68,000 related to the consolidation of two corporate facilities. The estimated cost to exit the facilities is based on remaining lease commitment payments, net of sublease income. The charge may be adjusted in future periods if further consolidations are required or if sublease income is less than expected.
8. Business Combinations
     Acquisition of White Amber, Inc.
     Under the terms of our October 2003 acquisition of White Amber, there were two criteria in which additional shares could become issuable as consideration for the acquisition. The first potential issuance related to 1,392,792 shares of Series D Preferred Stock that would be issued if the revenue derived from a specific customer achieved defined minimum levels during the three-month period ended August 31, 2004. This condition was not met and these shares will not be issued. The potential shares issuable under the second provision total 208,224 as of September 30, 2005; in addition to these potential shares, 147,864 have already become issuable. These potential additional shares will only be issued if certain defined employees are no longer employed by the Company and therefore would not vest in the Series D Preferred Stock options described in Note 6. In the event that additional shares are issued under this provision, the value of those shares will increase the purchase price and be classified as additional goodwill.
     Acquisition of Recruitforce.com, Inc.
     On March 10, 2005 the Company acquired Recruitforce.com (“Recruitforce”), a California corporation, which provides an internet-based hiring management system to small and medium-sized businesses. The Company believes that Recruitforce’s product is complementary to its existing product offerings and that the acquisition will expand the Company’s customer reach.
     The Company acquired 100% of the outstanding stock of Recruitforce for approximately $4.0 million in cash, including acquisition related costs. The payment terms for the acquisition were $1.0 million at the date of acquisition with the balance paid 90 days after that date, subject to customary escrow provisions. As a result of the acquisition and the preliminary allocation of the purchase price, intangible assets of approximately $3.8 million were recorded as identified in the table below. As a result of a bidding premium paid by the Company, $3.1 million of the $3.8 million was allocated to goodwill. Such goodwill relates to product synergies and value associated with being able to leverage the sales capability of the Company’s sales team to (i) market the acquired product lines and (ii) target the Recruitforce market segment. None of the goodwill is expected to be deductible for tax purposes. During the nine months ended September 30, 2005, the Company did not record any in-process research and development charges in connection with the acquisition. Recruitforce’s results have been included in the Company’s results from the date of acquisition forward.
     The Company has reduced its preliminary allocation the purchase price by $56,000, but is still in the process of finalizing the valuation of the acquired intangible assets. Adjustments will be made to the purchase price allocations if additional changes occur prior to March 30, 2006.
     The following table summarizes the fair values of the Recruitforce assets acquired and the liabilities assumed at the date of acquisition.

Description	Amount	Life
	(in thousands)
Goodwill	$3,051	—
Existing technology	623	5 years
Customer relationships	93	5 years

	3,767
Cash acquired	51
Other assets	222
Liabilities assumed	(136)

Total purchase price	$3,904

     The Company has not created pro forma financial statements for this acquisition, as the pre-acquisition operations of Recruitforce were immaterial. Concurrent with the acquisition, the Company entered into employment and noncompetition agreements with two selling shareholders of Recruitforce. Each employment agreement covers a period of two years with payments made annually on the anniversary of the effective date of the agreement. Total deferred compensation associated with these agreements approximates $1.4 million and includes forfeiture rights should either agreement be terminated due to cause or without good reason (as defined in the employment agreement). The Company will recognize compensation expense ratably over the terms of the agreements. The Company recognized deferred compensation expense of $142,000 and $316,000 for the three and nine months ended September 30, 2005.
9. Related-Party Transactions
     The Company entered into the following related-party transactions:
     The Company paid approximately $311,000 and $259,000 during the three-month periods ended September 30, 2004 and 2005, respectively, and $372,000 and $427,000, during the nine-month periods ended September 30, 2004 and 2005, respectively, for professional services provided by a law firm in which one of the members of the Company’s Board of Directors is a member. In connection with these services, the Company recognized professional services expense of $15,000 and $93,000 during the three-month periods ended September 30, 2004 and 2005, respectively, and $75,000 and $173,000. during the nine-month periods ended September 30, 2004 and 2005, respectively.
10. Segment and Geographic Information
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

     The following tables present a summary of operating segments for the three and nine-month periods ended September 30, 2004 and 2005 (in thousands):

Three months ended September 30,	Application	Consulting	Total
2004:
Revenue	12,807	2,514	15,321
Contribution margin (1)	5,546	511	6,057
2005:
Revenue	15,987	3,916	19,903
Contribution margin (1)	8,120	1,077	9,197

Nine months ended September 30,	Application	Consulting	Total
2004:
Revenue	36,324	7,239	43,563
Contribution margin (1)	13,780	1,023	14,803
2005:
Revenue	46,090	11,277	57,367
Contribution margin (1)	22,032	3,411	25,443

(1)	The contribution margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.
     Profit Reconciliation (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
Contribution margin for reportable segment	$6,057	$9,197	$14,803	$25,443
Sales and marketing	(4,083)	(5,471)	(13,262)	(16,641)
General and administrative	(1,595)	(2,873)	(5,012)	(7,532)
Restructuring charges	—	—	—	(804)
Interest and other income, net	(130)	(2,470)	(287)	(3,272)

Net income (loss) before provision for income taxes	$249	$(1,617)	$(3,758)	$(2,806)

Geographic Information:
     Revenue attributed to a country or region includes sales to multinational organizations and are based on the country of location of the contracting party. Revenues as a percentage of total revenues are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
United States	85.1%	89.1%	86.1%	88.1%
Canada	8.4	6.5	8.7	6.8
All Other	6.5	4.4	5.2	5.1

	100.0%	100.0%	100.0%	100.0%

     Revenue and net assets for the operations are as follows (in thousands):

	United
	States	Canada	Europe	Other	Total
Nine Months Ended September 30, 2004 —
Revenues	37,494	3,791	1,503	775	43,563

Net assets	19,705	12,356	947	965	33,973

Nine Months Ended September 30, 2005 —
Revenues	50,526	3,927	2,007	907	57,367

Net assets	41,730	11,486	959	367	54,542

11. Debt Refinancing
     The Company had historically maintained a financing arrangement with National Bank of Canada. This agreement had been in place since 1999, as renewed and amended. The Company repaid all amounts owed to National Bank of Canada on April 25, 2005, and the Company has entered into a new loan arrangement with Goldman Sachs Specialty Lending Group, L.P. (“Goldman Sachs”).
     Under the new $20.0 million term loan with Goldman Sachs, which was closed on April 25, 2005, the Company received net proceeds of approximately $19.3 million, and had gross debt outstanding of $20.0 million, the difference being deferred costs that were to be amortized to interest expense over the life of the term loan. The term loan earned interest at LIBOR plus 6.0% and interest payments were due monthly. A portion of the proceeds of the term loan were restricted as to the Company’s ability to access the funds. At the inception of the term loan, this restriction is $7.5 million, plus an amount equal to the accrued dividend on the Series D Preferred Stock ($0.6 million at the inception of the loan); the $7.5 million portion of the restriction was to reduce to zero through September 30, 2006 at which point the total restriction would remain at an amount equal to the accrued dividend on the Series D Preferred Stock. Mandatory earlier payment of the loan was provided for under certain circumstances including the issuance of equity securities. Additionally, the term loan may have been voluntarily prepaid by the Company; if prepaid, certain premiums are required to be paid in addition to the repayment of the principal. The term loan was collateralized by a substantial majority of the Company’s assets, including the intellectual property. The Company was subject to certain covenants in order to maintain this term loan. The Company concluded that the put option triggering the yield maintenance penalty and prepayment penalties upon the completion of certain potential events represented an embedded derivative instrument as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), needed to be separately accounted for. However, given the status of the Company at the time of the initial loan, no value was ascribed to this derivative.
     Principal maturities of the Goldman Sachs term loan were as follows (in thousands):

Years Ended
December 31
2005	$500
2006	2,000
2007	2,000
2008	14,500

Total	$19,000

Following completion of its initial public offering, on October 5, 2005 the Company repaid the amounts due under the Goldman Sachs term loan. As a result of the loan repayment, the unamortized portion of the deferred financing costs of $694,805 was expensed in October 2005. The payment of principal and penalties related to early extinguishment is summarized as follows:

Principal	$19,000
Prepayment penalty	950
Yield maintenance penalty	620

Total	$20,570

The Company concluded that the put option as described above triggered upon the completion of its IPO represents an embedded derivative instrument as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) needed to be accounted for separately. The Company valued the put option by measuring its theoretical maximum value, measured as the sum of the prepayment penalty and the yield maintenance penalty on the valuation date, and then adjusted the value based an assigned probability to reflect the conditionality of the option. The Company determined that the fair value of the derivative on the date of the issuance and at June 30, 2005 was not material. At September 30, 2005, the Company determined that there had been an increase in the value of the derivative to $1.538 million based on the increase in the probability that the option would be exercised following the pricing of its initial public offering and initiation of trading of the Company’s common stock on NASDAQ. The increase in the value of the derivative of $1.538 million has been reflected in interest expense for the third quarter. The balance of the value of the put option of $32 thousand will be reflected as interest expense in the fourth quarter of 2005.

12. Commitments and Contingencies
     Contingencies
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
13. Intangible Assets and Goodwill
     The Company has recorded the following balances for identifiable intangible assets and goodwill as at December 31, 2004 and September 30, 2005.
     A summary of acquired intangible assets is as follows:

		As of September 30, 2005		As of December 31, 2004
	Period of	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization
			(In thousands)
Identifiable intangible assets:
Existing technology	3 - 5 years	$2,311	$(1,163)	$1,688	$(672)
Customer relationships	3 - 5 years	967	(577)	874	(347)

Subtotal		3,278	(1,740)	2,562	(1,019)
Goodwill	—	5,884	—	2,828	—

Total		$9,162	$(1,740)	$5,390	$(1,019)

     During the nine months ended September 30, 2005, the Company’s goodwill increased as a result of its acquisition of Recruitforce.com, Inc. See Note 8 above for additional information regarding our acquisition of Recruitforce.com, Inc. There were no other changes to the carrying amount of goodwill due to acquisitions or impairment.
     The estimated amortization expense for intangible assets for the remainder of 2005 and for each of the five succeeding fiscal years is as follows:

(In thousands)
Estimated Amortization Expense:
Remainder of 2005	$249
2006	834
2007	143
2008	143
2009	143
2010	26
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, accounting estimates, the demand and expansion opportunities for our products, our customer base and our competitive position. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 24 through 38. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
     The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview and Recent Developments
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
     Our revenue and net income growth has generally been organic in nature, with the exception of results of operations following our acquisitions of White Amber, Inc. in October 2003 and Recruitforce.com in March 2005. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our acquisition of Recruitforce.com.
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
     Our ability to achieve our goals could be affected by global factors such as economic conditions, changes in software spending, employment trends including unemployment rates, workforce mix preferences and changes in the supply and demand for professional, hourly and contingent workers, and by factors specific to our industry such as our ability to capitalize on trends in business process outsourcing, market acceptance of the on demand business model, mergers and acquisitions of potential competitors or other competitive pressures.
     On October 4, 2005, the Company completed its initial public offering. The Company received net proceeds, after deducting underwriting discounts and commissions, and other costs incurred in connection with the offerings of approximately $66.4 million. Immediately following this transaction, the Company repaid its outstanding term loan with Goldman Sachs. See Liquidity and Capital Resources below for a discussion of these two events.
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
     Allowance for Doubtful Accounts
     We make judgments as to our ability to collect outstanding receivables and we provide allowances for the estimated uncollectible portion of receivables. This allowance is established using estimates that the Company makes based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payments patterns, customer creditworthiness, and current economic trends. If our experience with collection of our accounts receivable changes, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.
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
     Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carryforwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We provided a full valuation allowance against our net deferred tax assets at December 31, 2004 and September 30, 2005. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance against our deferred tax assets would increase income in the period such determination was made except for amounts associated with the acquisition of White Amber which will be recorded as a reduction to goodwill. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.
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
Results of Operations
     The following tables set forth certain condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily an indication of future performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenue:
Application	84%	80%	83%	80%
Consulting	16	20	17	20

Total revenue	100	100	100	100
Cost of revenue (as percent of related revenue):
Application	29	26	29	26
Consulting	80	72	86	70

Total cost of revenue	38	35	38	35
Gross profit	62	65	62	65
Operating expenses:
Sales and marketing	27	27	30	29
Research and development	23	19	28	21
General and administrative	10	14	12	13
Restructuring charges	—	—	—	1

Total operating expenses	60	61	70	64
Operating income (loss)	2	4	(8)	1
Other (expense) income:
Interest income	—	1	—	1
Interest expense	(1)	(11)	(1)	(5)
Foreign currency losses	—	(2)	—	(1)

Total other expense	(1)	(12)	(1)	(6)
Income (loss) before provision for income taxes	2	(8)	(9)	(5)
Provision (benefit) for income taxes	—	—	—	—

Net income (loss)	2%	(8)%	(9)%	(5)%

Figures may not sum due to rounding
Comparison of the Three Months Ended September 30, 2005 and 2004
     Revenue
     We derive our revenue from two sources: application revenue and consulting revenue. Application revenue is generally comprised of fees from customers accessing our products, including application fees, hosting fees, and maintenance fees. Consulting revenue consists primarily of fees associated with business process re-engineering, change management, application configuration, integration services, and education and training services.
     Total revenue was $19.9 million in the three months ended September 30, 2005 as compared to $15.3 million in the three months ended September 30, 2004, an increase of $4.6 million or 30%. Application revenue was $16.0 million in the three months ended September 30, 2005, as compared to $12.8 million in the three months ended September 30, 2004, an increase of $3.2 million or 25%. The increase in revenue was attributable to increased sales of our applications, including sales to new customers and additional sales to our current customers, mainly due to demand for our Taleo Professional as well as our recently enhanced Taleo Hourly solutions. Consulting revenue was $3.9 million in the three months ended September 30, 2005, as compared to $2.5 million in the three months ended September 30, 2004, an increase of $1.4 million or 56%. The increase in consulting revenue is attributable to higher demand for services from new and existing customers and a 23% increase in the number of employees providing these services. The prices of our solutions were relatively consistent throughout the three-month periods ended September 30, 2005 and 2004 and on a period-to-period comparative basis.
     Application revenue as a percentage of total revenue was 80% in the three months ended September 30, 2005, as compared to 84% in the period ended September 30, 2004. The geographic mix of total revenue in the three months ended September 30, 2005, was 89%, 7% and 4% in the United States, Canada and the rest of the world, respectively, as compared to 85%, 8% and 7%, respectively, in the three months ended September 30, 2004.

     Cost of Revenue
     Total cost of revenue was $7.0 million in the three months ended September 30, 2005, as compared to $5.7 million for the three months ended September 30, 2004, an increase of $1.3 million or 23%.
     Cost of application revenue primarily consists of expenses related to hosting our application and providing support, including depreciation expense associated with computer equipment. Cost of application revenue was $4.1 million in the three months ended September 30, 2005, as compared to $3.7 million in the three months ended September 30, 2004, an increase of $0.4 million or 11%. This increase is attributable to a $0.4 million increase in our infrastructure costs relating to hardware, software and third-party fees for our hosting facilities and an increase of $0.3 million in employee-related costs. These increases were offset by a reduction of $0.3 million attributable to a transfer of account management responsibilities to sales and marketing for the three months ended September 30, 2005.
     Cost of consulting revenue consists primarily of employee related costs associated with these services and allocated overhead. Cost of consulting revenue was $2.8 million in the three months ended September 30, 2005, as compared to $2.0 million in the three months ended September 30, 2004, an increase of $0.8 million or 40%. The increase was primarily attributable to a $0.6 million increase in employee-related costs in our consulting group resulting from a 23% increase in headcount needed to meet higher demand for services from new and existing customers as compared to the prior-year period and a $0.2 million increase in travel related expenses for delivery of these services.
     Gross Profit
     Gross profit increased to $12.9 million in the three months ended September 30, 2005, representing a 65% gross profit margin, as compared to $9.6 million in the three months ended September 30, 2004, or a 62% gross profit margin. 83% of the increase in gross profit was attributable to the increase in gross profit on application revenue with the remaining 17% provided by the increase in gross profit on consulting revenue. The increase in gross profit was a result of higher application and consulting revenues and of improved gross profit margin on those revenues for the three months ended September 30, 2005. Gross profit margin on consulting revenue increased as a result of improved utilization of our consultants. Gross profit margin on application revenue continued to improve as a result of reduced incremental costs associated with revenue growth. The increase to gross profit and gross profit margin was partially offset by our continued investment in our hosting sites. Going forward, we expect that our gross profit margin will decline as we increase our data center capacity over the next few quarters. We then expect it to improve, driven primarily by the scale efficiencies in our applications whereby the incremental costs of application services per customer will decrease as our customer base increases. We anticipate that our margins on consulting revenues may be reduced as we hire additional personnel to sustain our growth.
     Operating expenses
     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses for our sales and marketing staff, including commissions, marketing programs, and allocated overhead. Sales and marketing expenses increased to $5.5 million in the three months ended September 30, 2005, as compared to $4.1 million in the three months ended September 30, 2004, an increase of $1.4 million or 35%. In order to support our growth, we increased investment in marketing-related activities resulting in a $0.8 million increase in employee-related costs and a $0.5 million increase in marketing program costs. The remaining variance was primarily attributable to the transfer of account management responsibilities associated with our application services to sales and marketing for the three months ended September 30, 2005 resulting in a $0.1 million increase. We expect sales and marketing expenses to continue to increase as we hire additional personnel and increase marketing related activities to support the growth of our business.
     Research and Development. Research and development expenses consist primarily of salaries and related expenses and allocated overhead. Research and development expenses increased to $3.7 million in the three months ended September 30, 2005 as compared to $3.5 million in the three months ended September 30, 2004, an increase of $0.2 million or 6%. A significant majority of our research and development expenses are incurred in Canada. Net of exchange rate variance, expenses remained relatively unchanged. However, the U.S. dollar was weaker against the Canadian dollar by nearly 9% for the three months ended September 30, 2005 as compared to the same period in the prior year which resulted in a $0.2 million increase.
     General and Administrative. General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resource, legal and management information systems personnel, professional fees, other corporate expenses, and allocated overhead. General and administrative expenses increased to $2.9 million in the three months ended September 30, 2005, as compared to $1.6 million in the three months ended September 30, 2004, an increase of $1.3 million or 81%. The increase was mainly due to an increase in employee-related costs of $0.7 million including non-recurring severance and travel-related expenses and an increase in accounting, legal and consulting fees associated with operating as a public company of $0.4 million. We expect these expenses to increase as we hire additional personnel and incur increased costs related to the growth of our business and operations as a public company.
     Interest income and interest expense. Interest income was $138,000 in the three months ended September 30, 2005 as compared to $26,000 in the same period in 2004. The increase was primarily due to increased cash and restricted cash balances resulting from a new loan arrangement with Goldman Sachs Specialty Lending Group, as discussed in Liquidity and Capital Resources below.
     Interest expense was $2.1 million in the three months ended September 30, 2005 as compared to $101,000 for the same period in 2004. The increase was due to an increase in long-term debt resulting from a new loan arrangement with Goldman Sachs Specialty Lending Group and the increase in value of derivatives embedded in such debt and accounted for under the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the embedded derivative.
     Foreign currency losses. Foreign currency loss was $488,000 in the three months ended September 30, 2005 compared to a loss of $55,000 in the three months ended September 30, 2004. The loss for the three months ended September 30, 2005 is primarily due to the revaluation by our Canadian subsidiary of an increased intercompany payable to the U.S. parent. During this period, the U.S. dollar weakened against the Canadian dollar by 5% resulting in the loss. For the three months ended September 30, 2004, the loss resulted primarily from a loss on revaluation of U.S. dollars held by our Canadian subsidiary.
Comparison of the Nine Months Ended September 30, 2005 and 2004
     Revenue
     Total revenue was $57.4 million in the nine months ended September 30, 2005 as compared to $43.6 million in the nine months ended September 30, 2004, an increase of $13.8 million or 32%. Application revenue was $46.1 million in the nine months ended September 30, 2005, as compared to $36.3 million in the nine months ended September 30, 2004, an increase of $9.8 million or 27%. The increase in revenue was attributable to increased sales of our applications, including sales to new customers and additional sales to our current customers, mainly due to demand for our Taleo Professional as well as our recently enhanced Taleo Hourly solutions. Consulting revenue was $11.3 million in the nine months ended September 30, 2005, as compared to $7.2 million in the nine months ended September 30, 2004, an increase of $4.1 million or 57%. The increase in consulting revenue is attributable to higher demand for services from new and existing customers and a 19% increase in the number of employees providing these services. The prices of our solutions were relatively consistent throughout the nine-month periods ended September 30, 2005 and 2004 and on a period-to-period comparative basis.
     Application revenue as a percentage of total revenue was 80% in the nine months ended September 30, 2005, as compared to 83% in the period ended September 30, 2004. The geographic mix of total revenue in the nine months ended September 30, 2005, was 88%, 7% and 5% in the United States, Canada and the rest of the world, respectively, as compared to 86%, 9% and 5%, respectively, in the nine months ended September 30, 2004.
     Cost of Revenue
     Total cost of revenue was $20.1 million in the nine months ended September 30, 2005, as compared to $16.7 million for the nine months ended September 30, 2004, an increase of $3.4 million or 20%.
     Cost of application revenue was $12.2 million in the nine months ended September 30, 2005, as compared to $10.5 million in the nine months ended September 30, 2004, an increase of $1.7 million or 16%. This increase was primarily attributable to a $1.3 million increase in employee-related costs and a $1.3 million increase in our infrastructure costs relating to hardware, software and third-party fees for our hosting facilities. These increases were offset by a reduction of $1.0 million attributable to a transfer of account management responsibilities to sales and marketing for the nine months ended September 30, 2005.
     Cost of consulting revenue was $7.9 million in the nine months ended September 30, 2005, as compared to $6.2 million in the nine months ended September 30, 2004, an increase of $1.7 million or 27%. The increase was primarily attributable to a $1.3 million increase in employee-related costs in our consulting group resulting from a 19% increase in headcount needed to meet higher demand for services from new and existing customers as compared to the prior-year period, a $0.2 million increase in facilities costs associated with growth of the consulting group and a $0.1 million increase in travel related expenses for delivery of these services.

     Gross Profit
     Gross profit increased to $37.3 million in the nine months ended September 30, 2005, representing a 65% gross margin, as compared to $26.8 million in the three months ended September 30, 2004, or a 62% gross margin. 77% of the increase in gross profit was attributable to the increase in gross profit on application revenue with the remaining 23% provided by the increase in gross profit on consulting revenue. The increase in gross profit was a result of higher application and consulting revenues and of improved gross profit margin on those revenues for the nine months ended September 30, 2005. Gross profit margin on professional services increased as a result of improved utilization of our consultants. Gross profit margin on application revenue continued to improve as a result of reduced incremental costs associated with revenue growth. The increase to gross profit and gross profit margin was partially offset by our continued investment in our hosting sites.
     Operating expenses
     Sales and Marketing. Sales and marketing expenses increased to $16.6 million in the nine months ended September 30, 2005, as compared to $13.3 million in the nine months ended September 30, 2004, an increase of $3.3 million or 25%. In order to support our growth, we increased investment in marketing-related activities resulting in a $2.0 million increase in employee-related costs and a $0.7 million increase in marketing program costs. The remaining $0.6 million increase was primarily attributable to the transfer of account management responsibilities associated with our application services to sales and marketing for the nine months ended September 30, 2005.
     Research and Development. Research and development expenses decreased to $11.9 million in the nine months ended September 30, 2005 as compared to $12.0 million in the nine months ended September 30, 2004, a decrease of 0.1 million or 1%. A significant majority of our research and development expenses are incurred in Canada. Net of exchange rate variance, research and development expenses decreased by $0.9 million related to a restructuring that occurred during the three months ended March 31, 2005 that reduced headcount in our research and development organization. However, most of this reduction was offset by a weaker U.S. dollar versus the Canadian dollar by nearly 9% for the nine months ended September 30, 2005 as compared to the same period in the prior year.
     General and Administrative. General and administrative expenses increased to $7.5 million in the nine months ended September 30, 2005, as compared to $5.0 million in the nine months ended September 30, 2004, an increase of 2.5 million or 50%. The increase was mainly due to an increase in employee-related costs of $2.0 million which included non-recurring severance and a $0.4 million in expense related to warrants granted to an executive search firm following the hiring of our new president and chief executive officer. In addition, we experienced an increase in accounting, legal and consulting fees associated with operating as a public company of $0.5 million.
     Interest income and interest expense. Interest income was $295,000 in the nine months ended September 30, 2005 as compared to $66,000 in the same period in 2004. The increase was primarily due to increased cash and restricted cash balances resulting from a new loan arrangement with Goldman Sachs Specialty Lending Group, as discussed in Liquidity and Capital Resources below.
     Interest expense was $2.8 million in the nine months ended September 30, 2005 as compared to $288,000 for the same period in 2004. The increase was due to an increase in long-term debt resulting from a new loan arrangement with Goldman Sachs Specialty Lending Group and the increase in value of derivatives embedded in such debt and accounted for under the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the embedded derivative.
     Foreign currency losses. Foreign currency loss was $810,000 in the nine months ended September 30, 2005 compared to a loss of $65,000 in the three months ended September 30, 2004. The loss for the nine months ended September 30, 2005 is primarily due to the revaluation by our Canadian subsidiary of an increased intercompany payable to the U.S. parent. During this period, the U.S. dollar weakened against the Canadian dollar by 2% resulting in the loss. For the nine months ended September 30, 2004, the loss resulted primarily from a loss on revaluation of U.S. dollars held by our Canadian subsidiary.
     Restructuring charges. During the nine months ended September 30, 2005, management approved restructuring plans to align our cost structure with market conditions and to create a more efficient organization. In connection with these plans, we recorded a charge of $0.8 million during the nine months ended September 30, 2005. These charges included costs associated with workforce reduction and consolidation of excess facilities. We do not currently expect to incur additional material restructuring charges in subsequent periods; however, changes in business circumstances could require additional restructuring initiatives. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon actual events and circumstances at the time. Workforce reduction charges include the cost of severance and related benefits of employees affected by the restructuring activities. Excess facility costs represent lease termination payments, net of expected sublease revenue, and other costs related to the closure of certain corporate facilities and sales offices. Certain leasehold improvements located at the closed facilities and computer equipment and software licenses were determined to be impaired as a result of the restructuring activities and were written down to estimated recoverable value, net of estimated disposal costs. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the restructuring charges.
Liquidity and Capital Resources
     From inception through September 30, 2005, we generated aggregate net losses of $40.3 million. We have funded these losses primarily through $35.2 million in net proceeds raised from the sale of our capital stock and from debt financing activities. The acquisition of White Amber was completed through the issuance of shares of Series D preferred stock in a stock-for-stock transaction. The acquisition of Recruitforce.com was completed with proceeds from our loan with Goldman Sachs Specialty Lending Group as discussed below.
     At September 30, 2005, our principal sources of liquidity were cash and cash equivalents totaling $9.7 million, accounts receivable of $12.4 million and investment credits receivable of $4.5 million. In addition, we hold a further $7.7 million in restricted cash that is security for our outstanding debt.
     In April 2005, we terminated our debt arrangement with National Bank of Canada and entered into a new loan agreement with Goldman Sachs Specialty Lending Group, L.P., or Goldman Sachs. The loan provided us net proceeds of $15.5 million, net of financing costs and the repayment of outstanding amounts to National Bank of Canada. The Goldman Sachs loan agreement restricted our ability to access a portion of the proceeds of the borrowings under the loan agreement. With the closing of our IPO in October 2005 discussed below, the Goldman Sachs loan was paid down. This pay down resulted in the payment of prepayment penalties of approximately $1.6 million.
     On October 4, 2005, we announced the completion of our initial public offering of 6,700,000 shares of common stock at a price of $14.00 per share. The Company sold 5,360,000 shares in the offering. Certain selling stockholders of the Company sold the remaining 1,340,000 shares in the offering. Upon the closing of the offering, we received net proceeds, after deducting underwriting discounts and commissions, and other costs incurred in connection with the offering of approximately $66.4 million. Simultaneous with the completion of the IPO, 69,877,241 outstanding shares of preferred stock, outstanding as of September 30, 2005, plus 4,136,489 shares issuable under antidilution provisions converted into 12,335,609 shares of Class A Common Stock as a result of the IPO. In addition, the holders of 17,879,362 Class A preferred exchangeable shares of 9090-5415 Quebec, Inc. and of 6,350,400 Class B preferred exchangeable shares of 9090-5415 Quebec Inc. may elect, or the Company may require them to exchange their exchangeable shares for 4,038,287 shares of Class A Common Stock at any time. Also upon completion of the IPO, the Company issued 841,124 shares of Class A common stock in lieu of payment of accreted dividends on our outstanding preferred stock based on the initial public offering price of $14.00 share. The amount payable in cash for accreted dividends was $222,556.
     We anticipate that we will use the net proceeds for general corporate purposes, which may include expansion of our sales and marketing and research and development efforts, payment of indebtedness, working capital, capital expenditures and potential acquisitions of complementary businesses, products and technologies. We used approximately $20.6 million of the net proceeds of this offering to repay our loan with Goldman Sachs. We have no current agreements or commitments with respect to any material acquisitions. Pending such uses, we intend to invest the net proceeds in short-term, interest-bearing, investment-grade securities or government securities.
     Net Cash Provided by/Used in Operating Activities
     Net cash provided by operating activities was $2.8 million in the nine months ended September 30, 2005, compared to net cash used in operating activities of $12.5 million in the nine months ended September 30, 2004. Included in cash used in operating activities for the nine months ended September 30, 2004 is $9.7 million in cash that was received from Taleo Contingent customers in the last week of 2003 and repaid to our customers’ contingent labor suppliers in the first week of January 2004. After adjusting for the timing of these payments, the cash used in operating activities was $2.8 million in the nine months ended September 30, 2004.
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
     Net Cash Used in Investing Activities
     Net cash used in investing activities was $13.1 million in the nine months ended September 30, 2005, compared to $2.9 million for the nine months ended September 30, 2004. The increase in net cash used for investing in 2005 was primarily comprised of $7.7 million allocated to restricted cash as a result of our new financing through Goldman Sachs, as described in “Net Cash Provided by/Used in Financing Activities,” below; $3.3 million net cash used for the acquisition of Recruitforce, and offset by a decline of $1.0 million in capital expenditures versus the prior year.
     Net Cash Provided by/Used in Financing Activities
     Net cash provided by financing activities was $13.9 million in the nine months ended September 30, 2005, compared to net cash provided by financing activities of $4.4 million for the nine months ended September 30, 2004. The change resulted mainly from the new financing arrangement negotiated in April, 2005 with Goldman Sachs, net of amounts repaid to National Bank of Canada.
     We have historically maintained a financing arrangement with National Bank of Canada. This agreement had been in place since 1999, as renewed and amended, and we were not in compliance with this agreement as of December 31, 2004. In January and March 2005, we amended our agreement with National Bank of Canada, and we were in compliance with the amended agreement. In April 2005, we terminated our debt arrangement with National Bank of Canada and repaid all amounts owed to National Bank of Canada. Concurrently, we entered into a new loan agreement with Goldman Sachs. We have no further borrowing capabilities with National Bank of Canada as of September 30, 2005.
     Under the new $20.0 million term loan with Goldman Sachs, which was closed on April 25, 2005, the Company has received net proceeds of approximately $19.3 million, and has gross debt outstanding of $20.0 million, the difference being deferred costs that will be amortized to interest expense over the life of the term loan. The term loan bears interest at LIBOR plus 6.0%, interest payments are due monthly. A portion of the proceeds of the term loan are restricted as to the Company’s ability to access the funds; at the inception of the term loan, this restriction was $7.5 million, plus an amount equal to the accrued dividend on the Series D Preferred Stock ($0.6 million at the inception of the loan); the $7.5 million portion of the restriction reduces to zero through September 30, 2006 at which point the total restriction will remain at an amount equal to the accrued dividend on the Series D Preferred Stock. Mandatory earlier payment of the loan is provided for under certain provisions, such as generation of excess cash flows in excess of $0.25 million per year from unusual sources such as sales of assets or insurance proceeds, or issuance of debt or issuance of equity securities in excess of $30.0 million. Additionally, the term loan may be voluntarily prepaid by the Company; if prepaid, certain premiums are required to be paid in addition to the repayment of the principal. The term loan is collateralized by a substantial majority of the Company’s assets, including its intellectual property. We are subject to certain covenants in order to maintain this term loan. The positive covenants include the following financial covenants as defined in the credit agreement: minimum application revenue ranging from $10.9 to $68.8 million, minimum liquidity ranging from $15.6 to $3.6 million, minimum current ratio ranging from 1.2:1.0 to 1.0:1.0, minimum EBITDA ranging from $1.0 to $9.0 million, maximum capital expenditures ranging from $2.9 to $5.5 million, and minimum cash levels ranging from $8.2 to $1.3 million. The negative covenants include restrictions on the ability of our subsidiaries to pay dividends to us and restrictions on our ability to: incur indebtedness and liens, grant further negative pledges, pay dividends and repurchase capital stock, make investments and loans, undergo a change of control, sell assets or make acquisitions, enter into sale and leaseback transactions, enter into transactions with our affiliates, change our business or fiscal year, or prepay indebtedness. We are also subject to affirmative covenants that require us to: deliver certain financial statements and other reports, maintain our existence, comply with laws, maintain our properties, maintain insurance, permit inspections of our properties and books, and take steps to maintain the lender’s security interest in our present and future assets.
     Principal maturities of the Goldman Sachs debt are as follows (in thousands):

2005	$500
2006	2,000
2007	2,000
2008	14,500

Total	$19,000

Following completion of its initial public offering, on October 5, 2005 the Company repaid the amounts due under the Goldman Sachs term loan. As a result of the loan repayment, the unamortized portion of the deferred financing costs of $694,805 was expensed in October 2005. The payment of principal and penalties related to early extinguishment is summarized as follows:

Principal	$19,000
Prepayment penalty	950
Yield maintenance penalty	620

Total	$20,570

     In addition to the amounts outstanding to Goldman Sachs, the Company had $1,108 outstanding under loans from other unrelated third parties. These other loans are subject to interest rates ranging from 6.00% to 15.89%, mature at varying dates and are collateralized by computer hardware and software purchased in connection with these loans.
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
     Contractual Obligations
     We generally do not enter into long-term minimum purchase commitments. Our principal commitments, which are not included in our debt agreements discussed above, consist of obligations under leases for office space, operating leases for computer equipment and to a lesser extent for third-party facilities that host our applications. The following table describes our commitments to settle contractual obligations in cash under operating leases and other purchase obligations, as of September 30, 2005 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Term and equipment loans	$1,108	$141	$954	$13	$—
Facility leases	3,769	450	2,710	609	—
Operating equipment leases	6,527	852	5,491	184	—
Third-party hosting facilities	826	265	561	—	—

Total contractual cash obligations	$12,230	$1,708	$9,716	$806	$—

Interest payments	$62	$16	$46	$—	$—

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
     We expect to adopt SFAS 123R using the Statement’s modified prospective application method. Adoption of SFAS 123R is expected to significantly increase our stock compensation expense and to have no impact on cash flows.
Risk Factors
Because of the following factors, as well as other variables affecting our operating results and financial condition, past performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.
     We have incurred annual losses since our inception. As of September 30, 2005, we had incurred aggregate net losses of $40.3 million. We may incur losses in the future, at least in the short term, as a result of expenses associated with the continued development and expansion of our business. Our expenses include those related to sales and marketing, general and administrative, research and development and others related to the development, marketing and sale of products and services that may not generate revenue until later periods, if at all. As we implement initiatives to grow our business, which include, among other things, plans for international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from completing these initiatives and achieving or sustaining profitability. As a result, our business could be harmed and our stock price could decline. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
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
     We expect to continue to derive a significant portion of our revenue from renewal of software subscriptions and, to a lesser extent, service and maintenance fees from our existing customers. As a result, maintaining the renewal rate of our existing software subscriptions is critical to our future success. Factors that may affect the renewal rate for our solutions include:
•	the price, performance and functionality of our solutions;

•	the availability, price, performance and functionality of competing products and services;

•	the effectiveness of our maintenance and support services;

•	our ability to develop complementary products and services; and

•	the stability, performance and security of our hosting infrastructure and hosting services.
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
     We recognize revenue from software subscription agreements ratably over the terms of these agreements, which are typically between two and five years for our Taleo Enterprise Edition customers and one year for our Taleo Business Edition customers. As a result, a substantial portion of our software subscription revenue in each quarter is generated from software subscription agreements entered into during previous periods. Consequently, a decline in new software subscription agreements in any one quarter may not affect our financial performance in that quarter but will negatively affect our revenue in future quarters. Additionally, the timing of renewals or non-renewals of a software subscription agreement during the quarter may also affect our financial performance in a particular period. For example, because we recognize revenue ratably, the non-renewal of a software subscription agreement late in a quarter may have little negative impact on revenue for such quarter, but will negatively affect our revenue in future quarters. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenue for such quarter and it may be difficult for us to offset a decline in revenue due to such non-renewals with revenue from new software subscription agreements entered into in the same quarter. In addition, we may be unable to adjust our costs in response to reduced revenue. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, which would make our reported results less indicative of our future prospects.
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

Additionally, some new customers may request that we license our software to them on a perpetual basis or that we allow them the contractual right to convert from a term license to a perpetual license during the contract term, which may, after we have ratably recognized the revenue for the perpetual license over the relevant term in accordance with our revenue recognition policies, reduce recurring revenue from these customers. To date, we have completed a limited number of agreements with such terms. If our prospective customers do not perceive our products and services to be of sufficiently high value and quality, we may not be able to attract new customers.
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
     You must consider our business and prospects in light of the risks and difficulties we encounter in the new, uncertain and rapidly evolving talent management market. Because this market is new and evolving, it is difficult to predict with any assurance the future growth rate and size of this market, which, in comparison with the market for all enterprise software applications, is relatively small. The rapidly evolving nature of the markets in which we sell our products and services, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our future prospects and forecast quarterly or annual performance.

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
     We expect that software product developers, such as ourselves, will increasingly be subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. For example, the holder of patent number 6,701,313B1 has verbally asserted that he believes our software products infringe upon his patent. We have reviewed this matter and we believe that our software products do not infringe any valid and enforceable claim of his patent. In addition, a competitor has recently written us to request that we enter into licensing discussions or advise them why we believe a functionality contained in some of our product offerings is not covered by their patent number 5,999,939. Based upon our initial review of this patent, we believe that it would apply, if at all, to an optional feature of our product offerings used by some of our customers. To date, we are not aware of any legal claim that has been filed against us regarding these matters, but we can give no assurance that claims will not be filed. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:
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
     We experienced a period of rapid growth in our operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational, technical and financial infrastructure. Our employee base has ranged from 345 on December 31, 2002, to 475 on December 31, 2003, to 541 on December 31, 2004 and to 523 on September 30, 2005. To manage our growth, we will need to continue to improve our operational, financial and management processes and controls and our reporting systems and procedures. This effort may require us to make significant capital expenditures or incur significant expenses, and divert the attention of our personnel from our core business operations, any of which may adversely affect our financial performance. If we fail to successfully manage our growth, our business, operating results and financial condition will be adversely affected.

We currently have an existing material weakness and significant deficiencies in our internal control over financial reporting. If we are unable to improve and maintain the quality of our system of internal control over financial reporting, any deficiencies could materially and adversely affect our ability to provide timely and accurate financial information about our company.
     In connection with the December 31, 2004 year end audit of our financial statements, management and our independent registered public accounting firm have identified significant deficiencies in our internal control over financial reporting. These were matters that both in our and in our auditors’ judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in our financial statements. Under Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board these deficiencies are identified as “significant deficiencies.” One of these significant deficiencies has risen to the level of a material weakness, which is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Specifically, our procedures in closing quarters and preparing financial statements were inadequate and resulted in an inappropriate number of post-close adjustments and corrections. We have begun to remediate the material weakness and significant deficiencies; however, we cannot be certain that the measures we have taken will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information.
     In connection with the audit of the consolidated financial statements for the year ended December 31, 2004, both we and our independent registered accounting firm identified that our internal controls relating to post-closing and audit adjustments was a material weakness. Specifically, a significant number of post-closing and audit adjustments were required to be made to the consolidated financial statements prior to the issuance of such statements. These adjustments included purchase price adjustments related to the acquisition of White Amber, Inc., correcting entries associated with the amortization of debt, recording of accruals and accounts payable, and adjustments of year-end general ledger balances to supporting detail.
     We are in the process of reviewing and redesigning our internal controls over financial reporting related to closing procedures and processes. Specifically, we have undertaken the following actions:
•	hired personnel with more experience in financial reporting and accounting process than the incumbent group, including appointing a new chief financial officer with public company operating and reporting experience;

•	purchased a new system for accounting for revenue and deferred revenue;

•	improved detective controls with greater financial analysis around budget variances;

•	begun to implement and document policies around closing processes; and

•	begun investigation of new accounting systems to address system oriented deficiencies in the system of internal controls.
     In addition, our chief financial officer will review and approve our consolidating trial balance and closing adjustment prior to the preparation of financial statements. These changes in our internal control over financial reporting have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal control. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2006 (or if our independent auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal control), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.
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
     We have made, and may continue to make, acquisitions or investments in companies, products, services and technologies to expand our product offerings, customer base and business. For example, in October 2003, we acquired White Amber, Inc., a privately-held company that provided a temporary talent management solution, which we introduced as our Taleo Contingent solution, and in March 2005, we acquired Recruitforce.com, Inc. to enable us to extend our offerings to small and medium-sized organizations. Such acquisitions and investments involve a number of risks, including the following:
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
     For example, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the deemed fair value of the underlying security at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense and in December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,’’ or SFAS 123R, which requires companies to expense the fair value of employee stock options and similar awards. SFAS 123R is effective for publicly-traded companies on their next fiscal year or quarter that begins after June 15, 2005. In April 2005, the SEC announced a new rule that amends the compliance date for adoption of SFAS 123R. The new rule extends the required adoption of SFAS 123R for companies with calendar fiscal years to the first quarter of 2006. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards, with limited exceptions. We expect to implement SFAS 123R on a modified prospective basis whereby all new awards granted after the date of adoption, as well as the vesting relating to all prior grants, will be recorded as an expense in the statements of operations. The effect of this pronouncement to our results of operations will be material. We are currently in the process of evaluating the impact and implementation of SFAS 123R. However, the effect of this pronouncement on our results of operations is likely to be material.
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
     In March 2004 we changed our name from Recruitsoft, Inc. to Taleo Corporation and we continue our rebranding efforts. For example, we recently adopted a new corporate logo. We may need to incur substantial expense and it may require more time than we anticipate before our brand gains broad recognition within our industry. We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future solutions and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market intensifies. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful solutions at competitive prices. In the past, our efforts to build our brand have involved significant expense, and we expect to increase that expense in connection with our re-branding process. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.
Our stock price is likely to be volatile and could decline, resulting in a substantial loss on your investment.
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
     Our executive officers, directors, major stockholders and their affiliates beneficially own or control, indirectly or directly, a substantial number of shares of our Class A and Class B common stock. As a result, if some of these persons or entities act together, they will have the ability to control matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.
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
     We are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the listing standards of The Nasdaq Stock Market, Inc. These requirements might place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and operating results. In addition, we might need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we might not be able to do so in a timely fashion. The listing standards of the Nasdaq Stock Market require, among other things, that within a year of the date of our proposed initial public offering all of the members of committees of our board of directors, including our audit committee, consist of independent directors. We might not be able to retain our independent directors, or attract new independent directors, for our committees.
Holders of our Class B common stock vote with our Class A common stock, which dilutes the voting power of our Class A common stockholders.
     4,038,287 shares of our Class B common stock are held by holders of our exchangeable shares in order to allow them voting rights in Taleo without having to exchange their shares and suffer the corresponding Canadian tax consequences. These shares vote as a class with our Class A common stock and, upon exchange of the exchangeable shares for Class A common stock, will be redeemed on the basis of one share of Class B common stock redeemed for each one share of Class A common stock issued. Therefore, approximately 25% of the voting power of our outstanding shares as of September 30, 2005, is held by the Class B common stockholders and will continue to be held by them until they decide to exchange their exchangeable shares. Accordingly, our Class B common stock constitutes, and is expected to continue to constitute, a significant portion of the shares entitled to vote on all matters requiring approval by our stockholders.
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
     Interest rate sensitivity
     We had cash, including restricted cash, of $17.4 million at September 30, 2005. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES
     (A) Evaluation of disclosure controls and procedures. The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were ineffective as of September 30, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Taleo’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
     We believe these steps, when completed and fully implemented, will constitute all of the material steps required to address our material weakness. We expect to continue to enhance our internal controls over financial reporting by adding resources in key functional areas and to take steps to bring our documentation, segregation of duties, systems security and transactional control procedures to a level required under the new Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. We have discussed and disclosed these matters to the audit committee of our board of directors and to our external auditors and will continue to do so. We currently expect to complete these remedial steps by the third quarter of 2006. We believe the costs associated with these remedial measures will not be material, other than for the purchases of new accounting systems, which could cost up to $1 million.
PART II — OTHER INFORMATION
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
     In the quarter ended September 30, 2005, we issued an aggregate of 97,799 shares of our Class A common stock to certain employees and officers upon the exercise of options awarded under our Viasite Inc. Stock Plan and 1999 Stock Plan and an aggregate of 7,146 shares of our Series D preferred stock (which converted into 1,191 shares of our Class A common stock upon the closing of our initial public offering) to an employee upon the exercise of options awarded under the Series D Option Plan. We received aggregate proceeds of $311,901 and $929, respectively, as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, with respect to such shares.
Use of Proceeds
     The Securities and Exchange Commission declared our registration statement, filed on Form S-1 (File No. 333-114093) under the Securities Act in connection with the initial public offering of our Class A common stock, $0.00001 par value, effective on September 28, 2005. The underwriters were Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., CIBC World Markets Corp. and ThinkEquity Partners LLC
     Our initial public offering closed on October 4, 2005. 7,705,000 shares of Class A common stock were registered under the registration statement, and 6,700,000 shares of Class A common stock were sold to the public at a price of $14.00 per share. Of the 6,700,000 shares of Class A common stock sold in the offering, 5,360,000 shares were sold by us and 1,340,000 shares were sold by certain selling stockholders. The offering terminated after the sale of the 6,700,000 shares.
     The aggregate gross proceeds from the sale of shares of Class A common stock by us were approximately $75.0 million and the aggregate gross proceeds from the sale of shares of Class A common stock by the selling stockholders were approximately $18.8 million. The aggregate net proceeds to us were approximately $66.4 million after deducting approximately $5.3 million in underwriting discounts and commissions and $3.4 million in other costs incurred in connection with the offering.
     We anticipate that we will use the net proceeds for general corporate purposes, which may include expansion of our sales and marketing and research and development efforts, payment of indebtedness, working capital, capital expenditures and potential acquisitions of complementary businesses, products and technologies. We used approximately $20.6 million of the net proceeds of this offering to repay our loan with Goldman Sachs. We have no current agreements or commitments with respect to any material acquisitions. Pending such uses, we intend to invest the net proceeds in short-term, interest-bearing, investment-grade securities or government securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     From October 1, 2005 through October 31, 2005, we issued an aggregate of 17,525 shares of our Class A common stock to certain employees and officers upon the exercise of options awarded under our Viasite Inc. Stock Plan and 1999 Stock Plan. We received aggregate proceeds of approximately $56,626 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, with respect to such shares.
ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION

By:	/s/ Divesh Sisodraker Divesh Sisodraker
Chief Financial Officer
Date: November 14, 2005

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