Form 10-K
period 2005-12-31
TALEO CORP
filed 2006-04-17
CIK 1134203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to
Commission File Number: 000-51299

TALEO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-2190418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
575 Market Street, Eighth Floor
San Francisco, California 94105
(Address of principal executive offices, including zip code)
(415) 538-9068
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $0.001 par value
(Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer    ☐         Accelerated filer    ☐         Non-accelerated filer    ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     The aggregate market value of the voting common equity held by non-affiliates of the registrant as of December 31, 2005 was $176 million (based on the closing sale price of such shares on the NASDAQ National Market on December 31, 2005). This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 10% of the Class A and Class B common stock outstanding at December 31, 2005. This calculation does not reflect a determination that such persons are affiliates for any other purposes.
     On April 14, 2006, the registrant had 18,826,985 shares of Class A common stock and 4,038,287 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

TALEO CORPORATION
FORM 10-K

PART I

ITEM 1.	BUSINESS
Overview
      We deliver on demand talent management solutions to organizations of all sizes. We enable organizations to recruit, assess and manage their workforces for improved business performance. Organizations seek to improve their talent management processes not only to reduce the time and costs associated with these processes but, more importantly, to enhance the quality, productivity and satisfaction of their workforces. Taleo customers use our solutions to achieve these goals. Our solutions enable our customers to better align workforce skills and competencies with business needs, build a higher quality workforce, increase employee retention and productivity, reduce the time and costs associated with talent management, increase process consistency and ease the burden of regulatory compliance. Our solutions are highly configurable, enabling our customers to create variable workflows to address the unique talent management requirements associated with different employee types, locations, and regulatory environments. This flexibility allows us to deliver tailored solutions without the need for source code customization. Our solutions support workforce analytics, such as staffing metrics reporting, process benchmarking and employee skills inventory management. We deliver our solutions on demand through a standard web browser. Our vendor hosted model significantly reduces the time and costs associated with deployment of traditional software solutions by eliminating the need to install additional hardware and software to run our solutions.
      We market our enterprise talent management solution, Taleo Enterprise Edition, to medium to large-sized organizations through our direct sales force and indirectly through our strategic partnerships with business process outsourcing providers. We market our talent management solution for small to medium-sized organizations, Taleo Business Edition, through our telesales team and Internet marketing efforts. We deliver our solutions to approximately 420 customers. Our customers include many of the Fortune 500, as well as small to medium-sized organizations from a variety of industries.
      We are a Delaware corporation and were incorporated in May 1999. In November 1999, we entered into an exchangeable share transaction with a Quebec corporation, 9090-5415 Quebec Inc. As a result of the transaction, the corporation became our subsidiary and its shareholders exchanged their shares for non-voting exchangeable shares, which through various agreements entitle the holder to exchange each exchangeable share for a share of our Class A common stock on a one-for-six basis. Taleo (Canada) Inc., our Canadian operating subsidiary, is a wholly owned subsidiary of 9090-5415 Quebec, Inc. and the majority of our research and development efforts are conducted through Taleo (Canada) Inc.
      In October 2003, we acquired White Amber, Inc. The White Amber acquisition expanded our offerings to provide the technology and expertise to manage talent for contingent, or temporary, and contract workers. The White Amber solution has become Taleo Contingenttm, our solution for managing temporary staffing requirements of large organizations. In March 2005, we acquired Recruitforce.com to expand our product offerings into the market for small to medium-sized organizations. Recruitforce.com’s product offering has become Taleo Business Editiontm, our talent management solution that can be accessed and used through a self-service model by small to medium-sized organizations, stand-alone departments and divisions of larger organizations, and staffing companies. In October 2005 we completed our initial public offering.
      Our principal executive offices are located at 575 Market Street, Eighth Floor, San Francisco, California 94105. Our telephone number is (415) 538-9068, and our website is located at www.taleo.com; however, the information in, or that can be accessed through our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on the “Investors Relations” section of our website (www.taleo.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Our Industry and Market
      Talent management is a complex process with multiple, interconnected elements that together play a vital role in attracting, assessing and enhancing the quality and satisfaction of an organization’s valuable human capital. Many organizations no longer view human capital solely as an expense to be minimized, but instead as an asset to be optimized. This shift in thinking has mirrored the evolution of talent management from a manual, paper-based practice to a technology-enabled, organization-wide process.
      Over the past few years, organizations have automated most critical business functions. While this automation has generated large volumes of data and business information, the critical knowledge within organizations resides with employees. Accordingly, much of the value of the organization resides in its human capital. To increase their return on investment in human capital, organizations have begun to shift their focus from traditional cost-and time-per-hire metrics to more strategic considerations such as time-to-productivity, internal mobility and employee retention, and employee contribution measures. Systematically pursuing these goals increases overall workforce productivity by enabling effective assignment and redeployment of talent more optimally aligned with business needs. A comprehensive view of talent management requires solutions that not only automate discrete recruiting transactions, but also improve the effectiveness and consistency of staffing processes through a more consistent competencies inventory management process, thereby increasing the quality of hire, employee retention, and productivity.
      According to data from the Bureau of Economic Analysis, an agency of the U.S. Department of Commerce, the amount spent on U.S. labor in 2004 was approximately $6.6 trillion, or 57% of total gross domestic product. With labor comprising such a significant percentage of corporate cost structures, many organizations have acquired technologies and outsourced staffing-related functions in an effort to reduce costs and improve efficiency of their human capital assets. In October 2004, an independent market research firm, International Data Corporation, or IDC, estimated that recruiting and staffing service spending would grow from $29.9 billion in 2003 to $47.1 billion by 2008, a compound annual growth rate of 9.5% during that period. A fast growing component of this aggregate IDC forecast, the end-to-end hiring process automation solutions market, is expected to grow from $239 million in 2003 to approximately $727.9 million in 2008, which represents a compound annual growth rate of 24.9%. This estimate does not include the market for end-to-end hiring process automation solutions outside of the United States, but we believe that a market exists for these solutions outside of the United States.
The Benefits of Our Approach
      In order to sustain a competitive advantage in today’s knowledge economy, most organizations must capitalize on human capital as their most important asset, not only optimizing staffing, but also talent management and employee mobility processes. Just as supply chain optimization maximizes the return on physical assets, our talent management solutions help maximize the return on human capital by enhancing the alignment of workforce to business needs, increasing the quality and speed of hires, enabling the assessment and skills inventory of employees and promoting effective employee mobility. By driving organization-wide participation in the talent supply chain, we help our customers to establish systematic processes and enable these processes through the use of our configurable technology to increase the quality and satisfaction of their workforces.
      The key benefits of our solutions include:

Systematic Approach to Talent Management Processes. Our solutions standardize talent management to help organizations place the right individuals in the right positions, at the right time. This systematic approach enables an organization to significantly reduce the time and cost associated with talent management processes and the inevitable variance in the quality of employees that results from non-standard processes. Our solutions also document each step in the talent management processes, creating an audit trail that reduces the risk associated with failure to comply with various regulatory requirements established by government agencies. Our systematic approach extends to workforce mobility within the organization to increase the retention of strong performers.

Comprehensive Suite of Solutions. Our talent management solutions address the needs of organizations of many sizes and those with diverse workforces that include professional, hourly and temporary staff. The extensive configurability of our solutions enables our customers to design workflows to meet the different needs of centralized and decentralized organizations within diverse business units and geographic regions. Our customers use our solutions to address their talent management needs as their businesses grow and evolve.

Embedded Domain Expertise. We have developed an extensive knowledge base of staffing models that we call talent topologies. This knowledge base accelerates the recognition and implementation of industry-specific staffing processes within various geographic regions. The Taleo Talent Topologies Knowledge Base reflects years of industry experience which allows our customers to benefit from a diverse library of best practices, workflows and other solution content that we have developed in their industry through previous successes.

Ease of Use and Integration. We have designed our solutions for ease-of-use by non-technical staffing professionals, managers, candidates and employees. The intuitive look, feel and operation of our applications allow users to rapidly realize the benefits of our solutions and reduce the amount of user training required to deploy our applications. The combination of the power and simplicity of our technology has driven high rates of user adoption within our customer deployments. We also provide integration solutions that enable our offerings to be quickly integrated with enterprise resource planning, or ERP systems and with the systems of additional staffing services providers.

Talent Analytics. Our solutions include talent analytics tools that enable our customers to track the efficiency and effectiveness of their talent management processes. Our solutions allow customers to design different workflows for various human capital and staffing departments within their organizations. Our analytics tools provide an organization-wide view of the talent management processes and results. By measuring the results of talent management processes across an organization, our customers can refine best practices within their organizations, thereby improving the overall effectiveness of their talent management processes.

Increased Workforce Productivity. Our customers use our solutions to reduce the time-to-hire and the time-to-productivity, and to increase the agility of the workforce. We maintain extensive databases of candidate and employee skill sets, assessments, and job requirements so our customers can more accurately match individuals to positions. Our solutions match individuals with the requisite skill sets to the appropriate jobs, thereby reducing the average learning curve and time to productivity for new hires and employee transfers. Our solutions allow employees to more easily transfer to new positions within the organization that match their skill sets and preferences, a process that fosters increased retention of employees.
      The key benefits of our business model include:

Ease of Deployment through the On Demand Model. Our hosted, on demand delivery model enables our customers to deploy our solutions quickly, by avoiding the time required to procure, install, test, implement and maintain the hardware and software needed to support traditional client/server applications. Our consultants are available to assist customers in the deployment of our solutions and help them define and implement their talent management processes. Our delivery model also allows our customers to benefit from the ongoing improvements of our solutions without enduring the time consuming and costly process of a system-wide upgrade. Finally, we believe that our on-demand model facilitates the distribution of our solutions to geographically remote marketplaces.

Single Version of Application Source Code. We maintain a single version of each release of our software applications. By eliminating the significant expense associated with customization, we are able to focus our development investment on improvements to our existing applications, as well as new applications, that benefit all of our customers. Our delivery model enables us to upgrade all of our customers to new versions of our solutions more quickly and easily than traditional software models. The standardization of our code base not only reduces the cost of our solution but also facilitates the rapid delivery of enhanced technology to our customers. Furthermore, through in-depth quality control and testing within our controlled IT environment, we believe our configurable solutions deliver higher levels of reliability than customized individual solutions.

Configurability. We build extensive configurability into our solutions so that our customers can deploy our applications in a manner consistent with their business drivers. Such flexibility enables us to configure our functionality for a specific industry or type of hire, such as recent college graduates or experienced engineers, without the need for customized code. Our configurable solutions serve the needs of complex organizations that have different requirements in different locations and business segments, yet require organization-wide availability, reporting and employee mobility. Customers also have the ability to enable or disable specific functionalities, structuring their solutions to meet specific business needs.

Secure, Scalable Infrastructure. We have designed our infrastructure to scale with the needs of our current and future customers. We maintain the security infrastructure to offer access to our solutions via a point-to-point virtual private network or a single-sign-on within our customers’ domains. Our Java-based applications run on standard hardware and software and are load-balanced across multiple servers to maximize availability. Each tier of our architecture has been configured for independent operation and scalability to provide customers with performance and reliability.

Lower Total Cost of Ownership. Our hosted, on demand delivery model reduces the total cost of ownership for our customers by shifting the expense of designing, procuring, installing, testing and maintaining the infrastructure needed to support our applications to us. By delivering our solution on a shared, yet secure, infrastructure, we enjoy economies of scale in our deployments that our customers could not achieve through a proprietary implementation.

Recurring Revenue. We sell our software using a subscription model that provides increased levels of recurring revenue and long-term predictability relative to perpetual license models. Our typical subscription agreements run approximately two to three years in duration and we have enjoyed high renewal rates since we began offering our solutions. We believe that the recurring nature of our subscription fees provides an ongoing base of revenue that helps us to better predict our financial performance in future periods.

Our Strategy
      Our strategy is to become a leading global provider of talent management solutions. Key elements of our strategy include:

Extend our Technology Leadership. We believe we have established advanced technological capabilities and competitive advantages through extensive development on a single platform. As of December 31, 2005 we employed 194 professionals in our product management and development organizations who support an integrated solution platform that is highly configurable to meet the diverse needs of our customers. We intend to leverage our experience and our development resources to enhance our technology and capitalize on the talent management market opportunity.

Expand our Solution Offerings. We plan to expand our suite of solutions to deliver more value to our customers through our internal development initiatives, such as our Taleo Hourlytm solution enhancement introduced in February 2004 and our Taleo Contingent upgrade released in September 2005. We may also pursue strategic acquisitions to broaden our suite of solutions, such as our acquisitions of White Amber in October 2003 to add a contingent staffing solution and Recruitforce.com in March 2005 to add a solution that addresses the needs of small to medium-sized organizations. We intend to develop solutions that address additional aspects of enterprise talent management, which involves the integration of comprehensive and dynamic sources of human capital demand and supply with decision support and business analytics.

Build Upon our Domain Expertise. We have compiled extensive industry-specific talent management knowledge in a structured platform that we call our Talent Topologies Knowledge Base. We will continue to work closely with our customers to further enhance our content and technology offerings to meet the unique needs of specific vertical markets.

Increase Penetration of our Existing Customer Base. We have approximately 420 customers many of which are large organizations that have not deployed all of our solutions throughout their entire organization. We intend to cross-sell our existing solutions and our future solutions to our existing customer base.

Partner with Additional Leading Business Process Outsourcing Organizations. We intend to establish our solutions as the accepted standard for talent management practices at leading business process outsourcing, or BPO, organizations. We intend to invest in our partnership strategy to gain access to organizations that have chosen to broadly outsource human resource functions.

Expand our Multinational Presence. We believe the increasing globalization of large organizations provides us with substantial opportunities to capitalize on our leadership in global deployments. We intend to expand our efforts to deploy our solutions to more companies that are based outside of North America. We also intend to enhance our multinational functionality and continue to invest in our international sales, marketing and customer support organizations.

Expand our Target Market Opportunity. We intend to significantly expand our customer base beyond large organizations to include small to medium-sized organizations through marketing campaigns offering our Taleo Business Edition product line.

Our Solutions
      We offer two suites of talent management solutions: Taleo Enterprise Edition and Taleo Business Edition. Taleo Enterprise Edition is designed for medium to large-sized, multi-national organizations and addresses multiple staffing types, including professional, hourly, traditional contingent and project-based contractors with support for multiple languages as well as differing geographic and cultural requirements. Taleo Business Edition is designed for small to medium-sized organizations, stand-alone departments and divisions of larger organizations, and staffing companies.
      We specifically design solutions to be delivered on demand through a standard web browser. Our solutions are accessed through intuitive applications designed for corporate recruiters, managers and system administrators. The candidate-facing portions of Taleo Enterprise Edition are available in 15 languages, including Chinese and Japanese. Taleo Business Edition is currently available in 2 languages.

Taleo Enterprise Edition
      Taleo Enterprise Edition includes three primary product offerings that enable large, complex organizations to successfully manage talent. We also provide add-on modules that allow our solutions to be tailored, meeting the specific needs of our customers. Our three primary product offerings are:

Taleo Professionaltm enables organizations to manage professional, non-hourly talent management functions, including attracting and evaluating candidates and employees, matching skills against job opportunities, candidate relationship management and internal employee mobility. Taleo Professional provides many-to-many matching of all candidates and employees against available job opportunities, and includes variable workflows for different types of workers, locations, workgroups and regulatory environments, as well as resume processing capabilities and third-party integration capabilities.

Taleo Hourlytm provides screening and validated assessment content, skills matching and resume processing capabilities, in-depth reporting, configurable workflows and third-party integration capabilities. The Taleo Hourly solution can be configured to fit unique and dynamic business requirements for hourly workers across various industries. Our solution provides customers with a variety of candidate application methods, such as in-store staffing stations, digital pen and paper, voice and online applications.

Taleo Contingenttm automates and simplifies temporary labor procurement and management. Taleo Contingent integrates an organization’s existing staffing supplier bases and provides the flexibility to select any supplier, including only preferred suppliers, based on needs, preferences and negotiated contracts. The solution gives hiring managers easy access to data on vendor past performance, rankings and billing rates, as well as detailed information about individual temporary workers. The solution efficiently matches qualified temporary workers to tasks, and measures their performance against organizational standards. Taleo Contingent provides a combination of application functionality and managed services that facilitate the ongoing management of temporary workforce programs on a vendor neutral basis. Sold as a module with Taleo Contingent, Taleo Projectstm helps organizations manage large consulting projects.

      The additional modules that we offer to complement our primary product offerings include:

Taleo Workforce Mobilitytm helps effectively align an organization’s existing workforce with changing business needs by matching the key elements of employee capabilities, training, and future career preferences with job requirements. Career preference management provides organizations with the ability to understand not only employee skills but also their future career plans. Employees are able to update their profiles, receive notices of matching opportunities, and access corporate-wide opportunities through internal career sites.

Taleo Campustm automates the logistical and administrative burden of campus recruitment programs through school and program-based candidate categorization and workflow. The solution allows organizations to better attract and build relationships with the right students, reduce candidate obsolescence and better match students with jobs, to decrease time-to-productivity, as well as to increase retention.

Taleo Agencytm directly links organizations with staffing agencies, allowing pre-approved third-party recruiters to directly submit candidates to our skills-based platform, saving significant time and costs for screening and selection. Recruiters and hiring managers use a single system to source and prescreen the best candidates, compare agency candidates with those currently in a customer’s database, and ensure that there is no duplication between the candidates agencies submit and those that apply directly to the organization, regardless of application method.

Taleo Regulatory & Diversitytm provides organizations with the ability to create consistent and scalable staffing processes that help to reduce exposure to lawsuits and regulatory actions, comply with the requirements of certain government contracts, support auditability reduce administrative costs and improve the quality of hire through support of diversity programs.

Taleo Assessmenttm enables organizations to systematically assess candidates’ and employees’ fit with organizational cultures and the needs of specific positions, by using either their own, third-party, or our proprietary behavioral and personality tests. The solution includes an application for either third-party or customer-employed industrial organization psychologists to define and manage assessment content, scoring algorithms and hiring bands. The output of this application is included in the overall candidate profile. The solution also includes the ability for a candidate to easily complete assessments online or via in-store staffing stations, such as those used in retail stores, or other alternative means.

Taleo Integrationtm includes our toolkit, which integrates our solutions with leading ERP solution providers such as Oracle, including former PeopleSoft applications, and SAP, enabling organizations to leverage their investment in such solutions and benefit from our best-of-breed functionality. Our solution also integrates staffing and assessment services from third-party providers such as background checking, tax credit screening and more on our common platform.

Taleo Reportingtm provides comprehensive data analysis capabilities that enable our customers to make continuous process improvements. Taleo Reporting transforms talent data into the critical information necessary to manage critical processes, allocate staffing and sourcing funds, identify procedural bottlenecks and inefficiencies, and measure return on investment. The Talent Metrics Reporter offers standard proprietary reports as well as ad-hoc and custom reports that can be generated in real time. The standard reports focus on commonly used metrics that allow customers to observe and analyze staffing processes and results across the organization.

Taleo ACE Benchmarkingtm provides a strategic view of enterprise staffing initiatives across all of our clients, providing a means to benchmark individual company performance in relationship to other companies.

Taleo Business Edition
      Taleo Business Edition is our on demand talent management solution for small to medium-sized organizations, stand-alone departments and divisions of larger organizations, and staffing companies. The intuitive nature of the user interface allows users to create a custom talent management system with easily configurable fields, layouts, views, workflow, reports, and integration. We offer four service options:

Taleo Business Edition — Personal provides applicant tracking for individual users. It includes candidate recruiting life-cycle management, requisition management and contact management. With our Personal Service offering, recruiters can have a hosted career website, multilingual support, and access to both standard and customized reports.

Taleo Business Edition — Standard makes all the functionality of the Personal Service available to recruiting departments and teams. Additional features include interview management and agency access.

Taleo Business Edition — Plus includes all the functionality of the Standard Service with additional capabilities to have multiple career websites and multiple application forms.

Taleo Business Edition — Premium contains all the advantages of the Standard Service in a more scalable package for corporate needs. Features of Premium Service include unlimited reports, web APIs for integration and additional customization options.
Technology
      Historically, we have maintained our solutions on a common technology infrastructure. Integration efforts for our Taleo Contingent solution, obtained through our acquisition of White Amber in October 2003, were completed in 2005. The technology we obtained in our acquisition of Recruitforce.com in March 2005 is in the process of being integrated into our hosting and support infrastructure while remaining on its current single code base.
      Our solutions reside on a common proprietary platform, configurable for complex operations, that provides organizations with a comprehensive view of their workforces. Together, the Structured Enterprise Talent Platform and the Configurable Staffing Process Platform represent the foundation for Taleo Enterprise Edition.
      The Structured Enterprise Talent Platform maintains the data elements required by our solutions. The data structure within the Structured Enterprise Talent Platform, or Talent Master, includes information on skills, competencies, experience, behaviors and level of interest in a skill or competency that can be matched to job requirements. This platform also allows candidates and current employees to submit their skills profiles to a company to be matched to jobs as they become available. The platform also enables an organization to inventory and search the skills of its candidates and current employees to decide between internal and external hires for new business initiatives and measure gaps in skills existing in its current workforce.
      The Configurable Staffing Process Platform provides the foundation for deploying our solutions throughout an organization while adapting it locally according to the organization, location, applicable laws, local staffing model, types of hires and internal mobility requirements. Our platform allows our customers to configure our solution to meet their specific needs according to their internal staffing workflows.
      We deliver our solutions on a hosted, on demand basis. Our technology infrastructure is designed to achieve high levels of security, scalability, performance and availability. We believe that our architecture allows us to deliver our solutions to customers more cost effectively and faster than traditional enterprise software providers. We maintain a single version of each release of our software applications within our controlled IT infrastructure. All of our solutions are accessed through a web browser and are non-intrusive. Our solutions provide a rich, intuitive interface that our customers use to access their data with secure user names, passwords and role-based access rights. Our Java-based applications run on standard hardware and software and are load balanced across multiple servers to provide consistent availability and performance. We license technology from third-party software vendors, including Business Objects, Oracle and webMethods.
      Our solutions operate on Linux operating systems and common open-source components for enhanced reliability and a scalable and secure computing environment that can accommodate significant increases in activity. Our secure infrastructure includes web transaction monitoring Secure Socket Layer offload and anti-virus appliances and systems that help us to detect and prevent unauthorized access. Our multi-tier application architecture has been configured for independent operation and scalability to provide customers with performance and reliability.
      We maintain our primary technology infrastructure in two third-party hosting facilities in the United States, operated by Internap in New York City and IBM in San Jose, California. Internap also provides us with our Internet connectivity at both facilities. Under the terms of these collocation agreements, our third-party hosting providers agree to provide space, electrical power and Internet connectivity for our hosting infrastructure, including web servers, database servers and application servers. These agreements are renewable annually unless either party terminates the contract or does not consent to renewal upon prior notice. The agreements may be terminated by the hosting provider in the case of material breach by us of the terms of the agreement or, in the case of our agreement with Internap, insolvency, failure to operate in the ordinary course, a breach of confidentiality provisions, a change in pricing terms not agreed to by the parties, or force majeure. The infrastructure for Taleo Business Edition is hosted in our facilities in Mountain View, California.
      Our customers benefit from the use of a shared computing infrastructure and leverage the flexibility and security of independent application and database tier configurations. At the systems level, customers share the use of specialized servers and their software components, including web, application, integration and database servers as well as storage, search and reporting engines. Our systems architecture and technology enable us to spread the computing load required by our customers across servers for optimal performance. Our customers use our solutions independently from each other at both the application and database layers. At the database layer, each customer’s data is stored in distinct database schemas and data files, providing increased manageability and security.
Professional Services
      Our professional services organization leverages our consultants’ domain expertise and our proprietary methodologies to provide implementation services, solution optimization and training. Many of our consultants have held talent management positions at Global 2000 corporations, or senior level consulting positions at major consulting agencies and other enterprise software companies.

Taleo Methodologies
      We have developed methodologies that enable us to accelerate the deployment of our solutions across a variety of industries and talent management environments:

ACE Methodology. Working with Fortune 500 companies, we developed methods to optimize critical business processes, while maintaining the integrity of our customers’ business drivers. We call this approach our ACE Methodology. Our ACE Methodology addresses specific staffing processes for position management, requisition management, candidate management, collaborative workflow, new hire on-boarding review and staffing performance analysis. Our consultants work with our customers, as a component of our consulting engagements, to implement the ACE Methodology through a complete review of current business practices, mapping our solution and workflows to the organization’s structure and processes, and ultimately configuring a skills-based platform for complete talent management, from entry to redeployment.

Talent Topologies. Our Talent Topologies templates enable us to understand an organization’s overall talent management environment, including internal and external business drivers, talent manage-

ment models, hire types and talent management processes and to recommend best practices to optimize resulting talent management processes. Our Talent Topologies Knowledge Base is a searchable database of descriptions of the complex enterprise talent management challenges faced within different industries and geographies. Our Talent Topologies Knowledge Base also provides specific details of the solutions our consultants implemented to address these challenges, and the results obtained. This knowledge base reflects years of talent management experience across a wide variety of industries. Our consultants use the collective data from our Talent Topologies Knowledge Base, as a component of our consulting engagements, to help our new customers solve their complex staffing challenges, and to help our existing customers hone their talent management practices and processes.

Implementation Services
      Our implementation services begin with a complete evaluation of a customer’s current talent management practices. They include process engineering to leverage the configuration of the solutions and integration with existing applications to fit each organization’s dynamic business requirements. We support a consulting certification program and have a project management office that equips our consultants with a library of toolkits, forms, training documentation and workshop templates. The project management office also oversees the management of customer deployments to help enable smooth, systematic and on-time implementations and maximize success and financial returns.

Solution Optimization
      We provide ongoing solution optimization services to help our customers achieve desired results in quality improvement, increased productivity, cost savings and operational effectiveness after the initial deployment of our solution. As a service component of our software subscription agreements, we work with our customers to measure improvement in their talent management processes. If necessary, we modify customer usage or configuration of our solutions to increase their effectiveness. In collaboration with customer project leaders, we establish an ongoing process for continual evolution and solution optimization. Using this process, our customers can promote best practice usage and end user adoption long after our solutions have been deployed.

Training
      Through Taleo University, we offer a full range of educational services including pre-deployment classroom training, train-the-trainer programs, system administrator training, post-deployment specialty training, upgrade training and eLearning/web-based training. We also offer a variety of training tools to drive user adoption, including solution user manuals, process user guides, feature training exercises, a self-service website for training scheduling and registration, post-training assessments and synchronous, web-based training tools for remote users.
Customer Support
      Our global customer care organization provides both proactive and customer-initiated support. We deliver our multilingual technical assistance via telephone, e-mail and our web-based customer care portal, 24 hours a day, seven days a week. Our customer care organization tracks all customer support requests and reports the status of these requests to the user through our customer care portal, enabling users to know the status of their support requests, the person responsible for resolving them, and the targeted timing and process for resolution. Our senior executives review customer satisfaction reports and support and response metrics and take action when necessary to ensure that we maintain a high level of customer satisfaction.
Customers
      We currently have approximately 420 corporate customers with approximately 500,000 registered users who use our services to fill positions in almost 100 countries. We market Taleo Enterprise Edition to medium to large-sized organizations with more than 5,000 employees. We market Taleo Business Edition to small to medium-sized organizations with fewer than 10,000 employees. Our customers include organizations in the technology, manufacturing, business services, consumer goods, retail, energy, healthcare, financial services and transportation sectors. None of our customers has accounted for more than ten percent of our revenue in any of the last three years.
Customer User Groups
      We have established customer user groups to provide a forum for sharing talent management strategies and best practices, reviewing new features of our solution and identifying new customer requirements. We currently have seven self-governed, self-financed Taleo Regional Users Groups throughout the United States, Europe, Asia-Pacific and Canada. The elected leader of each Regional User Group becomes a member of the Taleo Product Council and in that capacity works directly with our product management group to guide the development of our solutions. The Regional Users Groups support several Taleo Special Interest Groups focused on best practices and technology in specific areas such as campus recruiting or university relations, hourly and retail staffing, reporting and skills-based staffing. These groups benefit our customers by enabling them to share their knowledge and benefit us by providing powerful input into our product development process as well as a valuable opportunity to deepen our relationships. We host an annual user conference called Taleo WORLD. We also maintain an advisory board with members from the following organizations: HP, Intel Corporation, Johnson & Johnson and Procter & Gamble.
Sales and Marketing
      We sell our software and services primarily through our global direct sales force and in conjunction with our partners. In North America, we have sales and services personnel across the United States, including offices in Chicago, the greater New York area and San Francisco, and in Canada. Outside of North America we have sales and services personnel in Amsterdam, London, Paris, Melbourne and Sydney, including offices in Paris and Sydney. Our Taleo Business Edition offerings are currently sold through a telesales team and through self-registration on our website.

Sales Team
      Our direct sales force consists of a team of account executives, solutions consultants, and business development executives that sell our solutions across multiple industries and geographies. Our sales professionals possess comprehensive technology and talent management expertise and domain knowledge to educate potential clients on the benefits of our solutions. We also maintain a separate team of account executives that focuses on selling new solutions and services to existing customers. Our solutions consultants work in tandem with our account executives to provide technical and product expertise in support of the sales process. Our business development executives assist our direct sales force in identifying and penetrating new accounts. In addition, we have developed indirect sales relationships with BPO providers and believe that a growing number of sales will be made through these and similar relationships in the future. Our BPO partners use our solutions to manage talent management for their customers as part of their broader human resource offerings.

Marketing
      Our marketing initiatives include market research, product and strategy updates with industry analysts, public relations activities, web marketing, direct mail and relationship marketing programs, seminars, industry specific trade shows, speaking engagements and cooperative marketing with customers and partners. Our marketing team generates qualified leads and provides programs for prospects and customers that build awareness of our existing solutions as well as new products and services. Our marketing department also produces materials that include brochures, data sheets, white papers, presentations, demonstrations, and other marketing tools on our corporate website. We also generate awareness through electronic and print advertising in trade magazines, websites, search engines, seminars, and direct customer and partner events.

Taleo Research Institute
      Our Taleo Research Institute, formerly iLogos, a consulting and metrics development organization, focuses on the financial aspects of talent management and consults with large organizations to help them optimize financial return from global talent management processes and technologies. The Taleo Research Institute serves large organizations throughout the world with business analytics that tie talent management technology and process improvements to reduced costs and improved financial results.
Research and Development
      Our research and development organization consists of product management and development employees. We employed 194 professionals in these areas as of December 31, 2005. Our research and development organization is primarily located in our Quebec City facility, which enables us to benefit from lower staffing costs and higher retention rates. Our development methodology allows us to implement adjustable development cycles that result in more timely and efficient delivery of new solutions and enhancements to existing solutions. We focus our research and development efforts on improving and enhancing our existing solution offerings as well as developing new solutions. The responsibilities of our research and development organization include product management, product development, solution release management and software maintenance. We allocate a portion of our research and development expenses to the development of our technology infrastructure, including our Structured Enterprise Talent Platform and Configurable Staffing Process Platform. Our research and development expenditures, net of tax credits we received in Quebec, totaled $16.7 million, $16.0 million, and $11.0 million in 2005, 2004, and 2003, respectively.
Competition
      The market for talent management solutions is highly competitive and rapidly evolving. We believe that the principal competitive factors in this market include:

•	product performance and functionality,

•	breadth and depth of functionality,

•	ease of implementation and use,

•	on demand business model,

•	ability to integrate,

•	scalability,

•	company reputation, and

•	price.
      We believe that we compete favorably with respect to these factors. We compete with both companies that provide point solutions such as BrassRing, Deploy Solutions, Hire.com, Hodes iQ, Kenexa, PeopleClick, Recruitmax, Resumix, Unicru, VirtualEdge, Webhire and Workstream and with large enterprise resource planning software providers, such as Oracle and SAP. We also compete with contingent staffing solution providers, such as Beeline, Chimes, Elance, Fieldglass, IQNavigator and ProcureStaff.
      Our current and potential competitors include large, established companies with a larger installed base of users, longer operating histories, and greater name recognition and resources. In addition, we compete with smaller companies who may adapt better to changing conditions in the market. Our competitors may develop products or services that will be superior to ours or that will achieve greater market acceptance.
Geographic information
      In 2005, 2004 and 2003, respectively, 5%, 6% and 3% of our revenue came from countries outside of North America. We base our determination of revenue attributable to a country on the location of the contracting party. Many of our customers for which the contracting party was based in North America have deployed our solution internationally.
Intellectual Property
      Our success is dependent in part on our ability to protect our proprietary technology. We rely on a combination of trademark, copyright, and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology, services methodology and brand. We have registered trademarks for certain of our products and services and will continue to evaluate the registration of additional trademarks as appropriate. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. However, we do not have any patents or patents pending, and existing copyright laws afford only limited protection.
      Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop substantially equivalent or superior proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. Furthermore, confidentiality agreements between us and our employees or any license agreements with our clients may not provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of it. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Accordingly, the steps we have taken to protect our intellectual property rights may not be adequate and we may not be able to protect our proprietary software in the United States or abroad against unauthorized third party copying or use, which could significantly harm our business.
      In addition, we license third-party technologies that are incorporated into some elements of our services. Licenses from third-party technologies may not continue to be available to us at a reasonable cost, or at all.
      Trademark registration for “Taleo” is pending.
Employees
      As of December 31, 2005, we had 512 employees, as compared to 541 as of December 31, 2004 and 479 as of December 31, 2003. None of our employees is represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relationship with our employees to be good.
Executive Officers of the Registrant
      The following table provides information concerning our executive officers as of December 31, 2005:

Name	Age	Position

Michael Gregoire	40	President, Chief Executive Officer and Director
Louis Tetu	40	Executive Chairman of the Board of Directors
Bradford Benson	44	Executive Vice President, Products and Technology
Jeffrey Carr	47	Executive Vice President, Global Sales and Marketing
Guy Gauvin	37	Executive Vice President, Global Services
Divesh Sisodraker	36	Chief Financial Officer and Secretary
      Michael Gregoire has served as our president and chief executive officer since March 2005. Prior to joining us, Mr. Gregoire worked at PeopleSoft, an enterprise software company, from May 2000 to January 2005, most recently as executive vice president, global services. Prior to PeopleSoft, Mr. Gregoire served as managing director for the Global Financial Markets at Electronic Data Systems, Inc, a technology services provider, from 1996 to April 2000. Mr. Gregoire has a master’s degree from California Coast University, and holds a bachelor’s degree in physics and computing from Wilfred Laurier University in Ontario, Canada.
      Louis Tetu has served as our executive chairman of the board since April 2005. Prior to serving as executive chairman of the board, Mr. Tetu served as our chairman of the board of directors from July 1999 to April 2005, our chief executive officer from July 1999 to March 2005 and as our president from March 2004 to March 2005. Prior to joining us, Mr. Tetu served as president of Baan Supply Chain Solutions, an enterprise applications vendor, from May 1996 to December 1998, following its acquisition of Berclain Group Inc., a supply chain management solutions vendor. Mr. Tetu co-founded and served as president of Berclain Group from 1989 to April 1996. Mr. Tetu also serves on the board of directors of L’Entraide Mutual Life Insurance Company of Canada. Mr. Tetu holds a bachelor’s degree in mechanical engineering from Laval University in Canada.
      Bradford Benson has served as our executive vice president, products and technology since January 2005. Prior to joining us, Mr. Benson served as the senior vice president of research and development at Lawson Software, an enterprise software company, from November 2001 to July 2004. Prior to Lawson, Mr. Benson served as the vice president of engineering at Avolent, a software company, from September 1999 to November 2001. Prior to Avolent, Mr. Benson served in various management positions, including multiple vice president positions in application development at PeopleSoft, an enterprise software company, from January 1993 to August 1999. Prior to joining PeopleSoft, Mr. Benson served as a financial development manager of The Gap, a retail clothing company, from August 1991 to January 1993. Prior to joining The Gap, Mr. Benson served in various capacities in software development at Oracle, an enterprise software and database company, from September 1989 to July 1991. Prior to Oracle, Mr. Benson served in various consulting capacities at Andersen Consulting, a management consulting company, from January 1986 to August 1989. Mr. Benson holds a bachelor’s degree in business administration from Iowa State University.
      Jeffrey Carr has served as our executive vice president, global marking and sales since April 2005. Prior to serving as executive vice president, global marketing and sales, Mr. Carr served as our executive vice president, global marketing, and chief strategy officer from November 2004 to April 2005. Prior to joining us, Mr. Carr served as chairman and chief executive officer of Motiva, Inc., a software vendor, from August 2001 to December 2003. Prior to Motiva, Mr. Carr served as president of RightWorks Corporation, a business applications provider, from March 2000 to July 2001. Prior to RightWorks, Mr. Carr served in a variety of positions at PeopleSoft, Inc., an enterprise software company, from January 1991 to January 2000, most recently as executive vice president, worldwide marketing, strategy and emerging markets. Mr. Carr holds a bachelor’s degree in business from Miami University (Ohio).
      Guy Gauvin has served as our executive vice president, global services, since April 2005. Prior to serving as our executive vice president, global services, Mr. Gauvin served as our executive vice president, worldwide operations, from March 2002 to April 2005. Prior to serving as executive vice president, worldwide operations, Mr. Gauvin served as our vice president, customer services, from August 1999 to March 2002. Prior to joining us, from May 1995 to August 1999, Mr. Gauvin served as vice president of global services at Baan Supply Chain Solutions. Mr. Gauvin holds a bachelor’s degree in mechanical engineering from Laval University in Canada.
      Divesh Sisodraker has served as our chief financial officer and secretary since April 2005. From January 2000 to March 2005, Mr. Sisodraker served in various roles with Pivotal Corporation, a customer relationship management software provider, including president and chief executive officer, chief financial officer, and vice-president, corporate development. Prior to joining Pivotal, Mr. Sisodraker served as director, finance, and treasurer of A.L.I. Technologies Inc., a digital image management solution provider, from September 1998 to December 1999. Prior to joining A.L.I. Technologies Inc., Mr. Sisodraker held roles as an investment analyst with HSBC Capel Asia Limited, a banking and financial services company, and West Shore Ventures Limited, a financial services company, from September 1995 to February 1998. Prior to this, Mr. Sisodraker worked at KPMG, an accounting firm, from January 1991 to September 1995. Mr. Sisodraker holds a Bachelor of Business Administration degree, Honors, from Simon Fraser University of Vancouver, Canada and is a Chartered Accountant.

ITEM 1A.	RISK FACTORS
      Because of the following factors, as well as other variables affecting our operating results and financial condition, past performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.
      We have incurred annual losses since our inception. As of December 31, 2005 we had incurred aggregate net losses of $39.9 million. We may incur losses in the future, at least in the short term, as a result of expenses associated with the continued development and expansion of our business and expensing of stock options. Our expenses include those related to sales and marketing, general and administrative, research and development and others related to the development, marketing and sale of products and services that may not generate revenue until later periods, if at all. As we implement initiatives to grow our business, which include, among other things, acquisitions, plans for international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from completing these initiatives and achieving or sustaining profitability. As a result, our business could be harmed and our stock price could decline. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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
      Most of our existing enterprise customers entered into software subscription agreements that expire between two and six years from the initial contract date. The small to medium-sized customers we obtained through our acquisition of Recruitforce.com, Inc. generally enter into annual contracts. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial term of their agreements. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers, or may request that we license our software to them on a perpetual basis, which may, after we have ratably recognized the revenue for the perpetual license over the relevant term in accordance with our revenue recognition policies, reduce recurring revenue from these customers. Under certain circumstances, our customers may cancel their subscriptions for our solutions prior to the expiration of the term. Our future success also depends in part on our ability to sell new products and services to our existing customers. If our customers terminate their agreements, fail to renew their agreements, renew their agreements upon less favorable terms, or fail to buy new products and services from us, our revenue may decline or our future revenue may be constrained.

Because we recognize revenue from software subscriptions over the term of the agreement, a significant downturn in our business may not be reflected immediately in our operating results, which increases the difficulty of evaluating our future financial position.
      We generally recognize revenue from software subscription agreements ratably over the terms of these agreements, which are typically between two and five years for our Taleo Enterprise Edition customers and one year for our Taleo Business Edition customers. As a result, a substantial portion of our software subscription revenue in each quarter is generated from software subscription agreements entered into during previous periods. Consequently, a decline in new software subscription agreements in any one quarter may not affect our results of operations in that quarter but will reduce our revenue in future quarters. Additionally, the timing of renewals or non-renewals of a software subscription agreement during any one quarter may also affect our financial performance in that particular quarter. For example, because we recognize revenue ratably, the non-renewal of a software subscription agreement late in a quarter will have very little impact on revenue for that quarter, but will reduce our revenue in future quarters. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenue for that quarter and we may not be able to offset a decline in revenue due to such non-renewals with revenue from new software subscription agreements entered into in the same quarter. In addition, we may be unable to adjust our costs in response to reduced revenue. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results.

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
      The majority of our revenue is currently derived from organizations with complex talent management requirements. Accordingly, in a particular quarter the majority of our new customer sales represent large sales made to a relatively small number of customers. As such, our failure to close a sale in a particular quarter will impede desired revenue growth unless and until the sale closes. In addition, our sales cycles for our enterprise clients are generally between six months and one year, and in some cases can be longer. As a result, substantial time and cost may be spent attempting to secure a sale that may not be successful. The period between our first sales call on a prospective customer and a contract signing is relatively long due to several factors such as:

•	the complex nature of our solutions,

•	the need to educate potential customers about the uses and benefits of our solutions,

•	the relatively long duration of our contracts,

•	the discretionary nature of our customers’ purchase and budget cycles,

•	the competitive evaluation of our solutions,

•	fluctuations in the staffing management requirements of our prospective customers,

•	announcements or planned introductions of new products by us or our competitors, and

•	the lengthy purchasing approval processes of our prospective customers.
      If our sales cycle unexpectedly lengthens, our ability to forecast accurately the timing of sales in any given period will be adversely affected and we may not meet our forecasts for that period.

If we fail to develop or acquire new products or enhance our existing products to meet the needs of our existing and future customers, our sales will decline.
      To keep pace with technological developments, we must satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve existing products and continue to introduce new products and services. Any new products we develop or acquire may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to develop or acquire new products that appeal to our target customer base or enhance our existing products or if we fail to price our products to meet market demand, our business and operating results will be adversely affected. To date, we have focused our business on providing solutions for the talent management market, but we may seek to expand into other markets in the future. Our efforts to expand our solutions beyond the talent management market may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our existing business.
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
      We generate revenue from our Taleo Contingent solution based on a fixed percentage of the dollar amount invoiced for temporary labor procured and managed through this solution. We believe that our Taleo Contingent solution will account for a significant portion of our revenue in future periods. If our customers’ demand for temporary workers declines, or if the general wage rates for temporary workers decline, so will our customers’ associated spending for temporary workers, and, as a result, revenue associated with our Taleo Contingent solution will decrease and our business may suffer.

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

      Many of our competitors and potential competitors, especially vendors of enterprise resource planning software, have significantly greater financial, technical, development, marketing, sales, service and other resources than we have. Many of these companies also have a larger installed base of users, longer operating histories and greater brand recognition than we have. Our enterprise resource planning software competitors provide products that may incorporate capabilities in addition to staffing management, such as automated payroll and benefits. Products with such additional functionalities may be appealing to some customers because they can reduce the number of different types of software or applications used to run their business. Our niche competitors’ products may be more effective than our products at performing particular talent management functions or may be more customized for particular customer needs in a given market. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.
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

The potential mergers of our competitors or other similar strategic alliances could weaken our competitive position or reduce our revenue.
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
      The intensely competitive market in which we do business may require us to reduce our prices. If our competitors offer discounts on certain products or services we may be required to lower prices or offer our solutions at less favorable terms to us to compete successfully. Several of our larger competitors have significantly greater resources than we have and are better able to absorb short-term losses. Any such changes would likely reduce our margins and could adversely affect our operating results. Some of our competitors may provide fixed price implementations or bundle product offerings that compete with ours for promotional purposes or as a long-term pricing strategy. These practices could, over time, limit the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the quantity of applications sold, our margins and operating results would be adversely affected.

If our security measures are breached and unauthorized access is obtained to customer data, customers may curtail or stop their use of our solutions, which would harm our reputation, operating results, and financial condition.
      Our solutions involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, criminal acts by an employee, malfeasance, or otherwise, and, as a result, someone obtains unauthorized access to customer data, our reputation will be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of our security measures could be harmed and we could lose sales and customers.

Defects or errors in our products could affect our reputation, result in significant costs to us and impair our ability to sell our products, which would harm our business.
      Our products may contain defects or errors, which could materially and adversely affect our reputation, result in significant costs to us and impair our ability to sell our products in the future. The costs incurred in correcting any product defects or errors may be substantial and could adversely affect our operating results. While we test our products for defects or errors prior to product release, defects or errors have been identified from time to time by our customers and may continue to be identified in the future.
      Any defects that cause interruptions to the availability or functionality of our solutions could result in:

•	lost or delayed market acceptance and sales of our products,

•	loss of customers,

•	product liability suits against us,

•	diversion of development resources,

•	injury to our reputation, and

•	increased maintenance and warranty costs.
      While our software subscription agreements typically contain limitations and disclaimers that should limit our liability for damages related to defects in our software, such limitations and disclaimers may not be upheld by a court or other tribunal or otherwise protect us from such claims.

We participate in a new and evolving market, which increases the difficulty of evaluating the effectiveness of our current business strategy and future prospects.
      You must consider our current business model and prospects for future increases in revenue in light of the risks and difficulties we encounter in the new, uncertain and rapidly evolving talent management market. Because this market is new and evolving, we cannot predict with any assurance the future growth rate and size of this market, which, in comparison with the market for all enterprise software applications, is relatively small. The rapidly evolving nature of the markets in which we sell our products and services, as well as other factors that are beyond our control, reduce our ability to evaluate accurately our future prospects and to forecast with a high degree of certainty our projected quarterly or annual performance.

Widespread market acceptance of the on demand delivery model is uncertain, and if it does not continue to develop, or develops more slowly than we expect, our business may be harmed.
      The market for hosted enterprise software is new and, to a large extent, unproven, and there is uncertainty as to whether hosted software will achieve and sustain high levels of demand and market acceptance. The overwhelming majority of our customers access and use our software as a web-based solution that is hosted by us. If the preferences of our customers change and our customers elect to host our software themselves, either upon the initiation of a new agreement or upon the renewal of an existing agreement, we would experience a decrease in revenue from hosting fees, and potentially higher costs and greater complexity in providing maintenance and support for our software. Additionally, a very limited number of our customers have the contractual right to elect to host our software themselves prior to the expiration of their subscription agreements with us. If the number of customers purchasing hosting services from us decreases, we might not be able to decrease our expenses related to hosting infrastructure in the short term if the demand for such hosting services decreases. Potential customers may be reluctant or unwilling to allow a vendor to host software or internal data on their behalf for a number of reasons, including security and data privacy concerns. If such organizations do not recognize the benefits of the on demand delivery model, then the market for our solutions may not develop at all, or may develop more slowly than we expect.

If we fail to manage our hosting infrastructure capacity satisfactorily, our existing customers may experience service outages and our new customers may experience delays in the deployment of our solution.
      We have experienced significant growth in the number of users, transactions, and data that our hosting infrastructure supports. Failure to address the increasing demands on our hosting infrastructure satisfactorily may result in service outages, delays or disruptions. For example, we have experienced downtimes within our hosting infrastructure, some of which have been significant, which have prevented customers from using our solutions from time to time. We seek to maintain sufficient excess capacity in our hosting infrastructure to meet the needs of all of our customers. We also maintain excess capacity to facilitate the rapid provisioning of new customer deployments and expansion of existing customer deployments. The development of new hosting infrastructure to keep pace with expanding storage and processing requirements could be a significant cost to us that we are not able to predict accurately and for which we are not able to budget significantly in advance. Such outlays could raise our cost of goods sold and be detrimental to our financial results. At the same time, the development of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure capacity requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and the loss of customers. If our hosting infrastructure capacity fails to keep pace with sales, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth.

Any significant disruption in our computing and communications infrastructure could harm our reputation, result in a loss of customers and adversely affect our business.
      Our computing and communications infrastructure is a critical part of our business operations. The vast majority of our customers access our solutions through a standard web browser. Our customers depend on us for fast and reliable access to our applications. Much of our software is proprietary, and we rely on the expertise of members of our engineering and software development teams for the continued performance of our applications. We have experienced, and may in the future experience, serious disruptions in our computing and communications infrastructure. Factors that may cause such disruptions include:

•	human error,

•	physical or electronic security breaches,

•	telecommunications outages from third-party providers,

•	computer viruses,

•	acts of terrorism or sabotage,

•	fire, earthquake, flood and other natural disasters, and

•	power loss.
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
      We have computing and communications hardware operations located at third-party facilities with Internap in New York City and with IBM in San Jose, California. We do not control the operation of these facilities and must rely on these vendors to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. Although we believe we would be able to enter into a similar relationship with another third party should one of these relationships fail or terminate for any reason, we believe our reliance on any third-party vendor exposes us to risks outside of our control. If these third-party vendors encounter financial difficulty such as bankruptcy or other events beyond our control that cause them to fail to secure adequately and maintain their hosting facilities or provide the required data communications capacity, our customers may experience interruptions in our service or the loss or theft of important customer data.
      We have experienced system failures in the past. If our customers experience service interruptions or the loss or theft of their data caused by us, we may be subject to financial penalties, financial liability or customer losses. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

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

We currently derive a material portion of our revenue from international operations and expect to expand our international operations. However, we do not have substantial experience in international markets, and may not achieve the expected results.
      During the year ended December 31, 2005, revenue generated outside the United States was 12% of total revenue, with Canada accounting for 7% of total revenue. We currently have international offices in Australia, Canada, France, the Netherlands and the United Kingdom. We may expand our international operations, which will involve a variety of risks, including:

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions,

•	differing regulations in Quebec with regard to maintaining operations, products and public information in both French and English,

•	differing labor regulations, especially in France and Quebec, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations,

•	more stringent regulations relating to data privacy and the unauthorized use of, or access to, commercial and personal information, particularly in Europe and Canada,

•	greater difficulty in supporting and localizing our products,

•	changes in a specific country’s or region’s political or economic conditions,

•	challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs,

•	limited or unfavorable intellectual property protection, and

•	restrictions on repatriation of earnings.
      We have limited experience in marketing, selling and supporting our products and services abroad. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

Fluctuations in the exchange rate of foreign currencies could result in currency transaction losses, which could harm our operating results and financial condition.
      We currently have foreign sales denominated in foreign currencies, including the Canadian dollar, Australian dollar, Euro, New Zealand dollar, British pound and Swiss franc, and may in the future have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a substantial portion of our operating expenses in Canadian dollars and, to a much lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively affect our business, financial condition and operating results. For example, the Canadian dollar increased in value by approximately 7% and 8% over the U.S. dollar during 2005 and 2004, respectively. In 2005, this change resulted in a net decrease to our earnings of $1.6 million, and was comprised of increased revenues of $0.4 million, increased cost of sales of $0.6 million, and increased operating expenses of $1.3 million. In 2004, this change resulted in a net decrease to our earnings of $1.4 million, and was comprised of increased revenues of $0.4 million, increased cost of sales of $0.6 million, and increased operating expenses of $1.2 million. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

If we fail to defend our proprietary rights aggressively, our competitive advantage could be impaired and we may lose valuable assets, experience reduced revenue, and incur costly litigation fees to protect our rights.
      Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our proprietary rights in our products and services. We do not have any issued or pending patents and do not rely on patent protection. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries in which we operate. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors from developing technologies independently that are substantially equivalent or superior to our products. Initiating legal action may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business.

Our results of operations may be adversely affected if we are subject to a protracted infringement claim or a claim that results in a significant award for damages.
      We expect that software product developers such as ourselves will increasingly be subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. For example, the holder of patent number 6,701,313B1 has verbally asserted that he believes our software products infringe upon his patent. We have reviewed this matter and we believe that our software products do not infringe upon any valid and enforceable claim of his patent. In addition, a competitor has written us to request that we enter into licensing discussions or to advise them as to why we believe a functionality contained in some of our product offerings is not covered by their patent number 5,999,939. We have reviewed this matter and we believe that our software products do not infringe upon any valid and enforceable claim of his patent. We believe that this patent would apply, if at all, to an optional feature of our product offerings used by some of our customers. To date, we are not aware of any legal claim that has been filed against us regarding these matters, but we can give no assurance that claims will not be filed. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

•	require costly litigation to resolve and the payment of substantial damages,

•	require significant management time,

•	cause us to enter into unfavorable royalty or license agreements,

•	require us to discontinue the sale of our products,

•	require us to indemnify our customers or third-party service providers, or

•	require us to expend additional development resources to redesign our products.
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
      We include in the distribution of our solutions certain technology obtained under licenses from other companies, such as Oracle for database software, Business Objects for reporting software and web Methods for integration software. We anticipate that we will continue to license technology and development tools from third parties in the future. Although we believe that there are commercially reasonable software alternatives to the third-party software we currently license, this may not always be the case, or we may license third-party software that is more difficult or costly to replace than the third party software we currently license. In addition, integration of our products with new third-party software may require significant work and require substantial allocation of our time and resources. Also, to the extent that our products depend upon the successful operation of third-party products in conjunction with our products, any undetected errors in these third-party products could prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which could result in higher costs.

Failure to implement the appropriate controls and procedures to manage our growth could harm our ability to expand our business, our operating results, and our overall financial condition.
      We experienced a period of rapid growth in our operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational, technical and financial infrastructure. For example, in 2005 we completed an acquisition which added a new product line, became an SEC reporting company, completed our initial public offering and increased revenues from $58.7 million to $78.4 million. To manage our growth, we will need to continue to improve our operational, financial, and management processes and controls and our reporting systems and procedures. While the Company is focused on the need for improved processes and controls, to date the Company has had a difficult time hiring sufficient personnel and implementing appropriate procedures to remediate existing deficiencies. For example, the Company had material weaknesses in each of 2005 and 2004.
      In addition, we are in the process of moving many of our administrative functions, including much of our finance department, from Quebec City to San Francisco to support our continued growth and integration with management. This move is disruptive to our core business and has increased strain on our management and employees. These efforts may require us to make significant capital expenditures or incur significant expenses, and divert the attention of our personnel from our core business operations, any of which may adversely affect our financial performance. If we fail to manage our growth successfully, our business, operating results, and overall financial condition will be adversely affected.

We currently have deficiencies in our internal control over financial reporting and have restated our previously issued financial results. If we are unable to improve and maintain the quality of our system of internal control over financial reporting, any deficiencies could materially and adversely affect our ability to provide timely and accurate financial information about our company.
      In December 2005 and in connection with the December 31, 2005 year end audit of our financial statements, management and our independent registered public accounting firm identified deficiencies in our internal control over financial reporting. These were matters that in our judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in our financial statements. Under Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board (United States) these deficiencies were deemed to be material weaknesses. In particular, we discovered errors in respect to depreciation of fixed assets, and accrual of dividends on preferred stock which required adjustment. As a result, the Company has restated its consolidated financial statements as further detailed elsewhere in this document. We also determined a failure to appropriately apply Generally Accepted Accounting Principles (GAAP) to certain aspects of our financial reporting resulting from the lack of a properly designed financial reporting process and a lack of sufficient technical accounting expertise. Certain of such deficiencies were also deemed to be material weaknesses. We have begun to remediate all known material weaknesses and significant deficiencies; however, we cannot be certain that the measures we have taken will ensure that we will maintain effective controls over our financial processes and reporting in the future. Any failure to maintain effective controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

      We are in the process of reviewing and redesigning our internal controls over financial reporting related to our closing procedures and processes, our calculations of our reported numbers, including depreciation expense, fixed assets and accrual of dividends on preferred stock, and the need to strengthen our technical accounting expertise. Specifically, we have undertaken the following actions:

•	purchased a new general accounting system; a new system for accounting for revenues and deferred revenues; and a new system for accounting for stock options;

•	begun to implement and document policies around closing processes;

•	improved detective controls with greater financial analysis relating to operational metrics that drive our financial results;

•	hired personnel with more experience in financial reporting and accounting processes than the incumbent group and are seeking additional technical accounting resources;

•	begun the process of transferring certain of our accounting functions to our head office; and

•	begun the process of benchmarking our internal financial operations and improving internal controls over financial reporting and implementing best practices in business processes.
      We believe these steps, when completed and fully implemented, will address our material weaknesses and significant deficiencies. We expect to continue to enhance our internal controls over financial reporting by adding resources in key functional areas and to take steps to increase our level of documentation, enhance segregation of duties, and bring systems security and transactional control procedures to a higher level. We have discussed and disclosed these matters to the audit committee of our board of directors and will continue to do so. We currently expect to complete these remedial steps by the third quarter of 2006. We believe the costs associated with these remedial measures will be material, including the purchases of new accounting systems and related consulting which could cost in excess of $1 million.
      As discussed above, we have restated our financial statements due to the material weaknesses referenced above relating to errors in depreciation of fixed assets and accrual of dividends on preferred stock (see Note 2 of the Notes to our Consolidated Financial Statements). In 2004, we restated our consolidated financial statements for 2003. Execution of these restatements has created a significant strain on our internal resources, and has increased our costs and caused management distraction. We believe that any future restatements would likely cause additional strain on our operations. In addition, the fact we have had restatements in 2004 and 2005 may cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse impact on our stock price.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal control. If we are unable to assert that our internal controls over financial reporting is effective as of December 31, 2006, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Difficulties that we may encounter in managing changes in the size of our business could affect our operating results adversely.
      Our business has experienced rapid growth in employee count since inception through both internal expansion and acquisitions. In 2005, we began taking steps to align our resources with our operating requirements in order to increase our efficiency. Through these steps, we have reduced our headcount and incurred charges for employee severance. As many employees are located in Quebec, Canada, we will have to pay the severance amounts legally required in such jurisdiction, which may exceed those of the United States. While we believe that these steps help us achieve greater operating efficiency, we have limited history with such measures and the results of these measures are difficult to predict. Additional restructuring efforts may be required. In order to manage our business effectively, we must continually manage headcount in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations, and customer support organizations, all of which add to the complexity of our organization. We believe reductions in our workforce, management changes, and facility consolidation create anxiety and uncertainty, and may adversely affect employee morale. These measures could adversely affect our employees that we wish to retain and may also adversely affect our ability to hire new personnel. They may also negatively affect customers. In addition, our revenues may not grow in alignment with our headcount.

Failure to manage our customer deployments effectively could increase our expenses and cause customer dissatisfaction.
      Enterprise deployments of our products require a substantial understanding of our customers’ businesses, and the resulting configuration of our solutions to their business processes and integration with their existing systems. We may encounter difficulties in managing the timeliness of these deployments and the allocation of personnel and resources by us or our customers. In certain situations, we also work with third-party service providers in the implementation or software integration-related services of our solutions, and we may experience difficulties in managing such third parties. Failure to manage customer implementation or software integration-related services successfully by us or our third-party service providers could harm our reputation and cause us to lose existing customers, face potential customer disputes or limit the rate at which new customers purchase our solutions.

Acquisitions and investments present many risks, and we may not realize the anticipated financial and strategic goals for any such transactions, which would harm our business, operating results and overall financial condition. In addition, we have limited experience in acquiring and integrating other companies.
      We have made, and may continue to make, acquisitions or investments in companies, products, services, and technologies to expand our product offerings, customer base and business. We have limited experience in executing acquisitions. In October 2003, we acquired White Amber, a privately-held company that provided a temporary talent management solution, which we introduced as our Taleo Contingent solution, and in March 2005, we acquired Recruitforce.com to enable us to extend our offerings to small and medium-sized organizations. Such acquisitions and investments involve a number of risks, including the following:

•	learning that we are unable to achieve the anticipated benefits from our acquisitions,

•	discovering that we may have difficulty integrating the accounting systems, operations, and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business,

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations,

•	we may have difficulty incorporating the acquired technologies or products, including our Taleo Contingent solution and the software acquired in the Recruitforce acquisition, into our existing code base,

•	there may be customer confusion regarding the positioning of acquired technologies or products,

•	we may have difficulty maintaining uniform standards, controls, procedures and policies across locations,

•	we may have difficulty retaining the acquired business’ customers, and

•	we may experience significant problems or liabilities associated with product quality, technology and legal contingencies.

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
      The consideration paid in connection with an investment or acquisition also affects our financial results. If we should proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition. To the extent that we issue shares of stock or other rights to purchase stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, material one-time write-offs, or purchase accounting adjustments and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings.

Unfavorable economic conditions and reductions in information technology spending could limit our ability to grow our business.
      Our operating results may vary based on the impact of changes in global economic conditions on our customers. The revenue growth and profitability of our business depends on the overall demand for enterprise application software and services. Most of our revenue is currently derived from large organizations whose businesses fluctuate with general economic and business conditions. As a result, a softening of demand for enterprise application software and services, and in particular enterprise talent management solutions, caused by a weakening global economy may cause a decline in our revenue. Historically, economic downturns have resulted in overall reductions in corporate information technology spending. In the future, potential customers may decide to reduce their information technology budgets by deferring or reconsidering product purchases, which could reduce our future earnings.

Our reported financial results may be adversely affected by changes in generally accepted accounting principles.
      Generally Accepted Accounting Principles, or GAAP in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission, or SEC, and various other organizations formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our historical or projected financial results. For example, we have not historically been required to record stock-based compensation charges if an employee’s stock option exercise price is equal to or exceeds the deemed fair value of the underlying security at the measurement date. However, beginning January 1, 2006, Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” or SFAS 123R, requires companies to expense the fair value of employee stock options and similar awards. SFAS 123R addresses accounting for transactions in which an entity obtains employee services in exchange for share-based payments. SFAS 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards, with limited exceptions. The effect of this pronouncement on our results of operations will be material. We are currently in the process of evaluating the impact and implementation of SFAS 123R.

If tax benefits currently available under the tax laws of Quebec are reduced or repealed, or if we have taken an incorrect position with respect to tax matters under discussion with the Canadian Revenue Authority, our business could suffer.
      The majority of our research and development activities are conducted through our Canadian subsidiary, Taleo (Canada) Inc. We participate in a government program in Quebec that provides investment credits based upon qualifying research and development expenditures. These expenditures primarily consist of the salaries for the persons conducting research and development activities. We have participated in the program for five years, and expect that we will continue to receive these investment tax credits through September 2008. In 2005, we recorded a $2.1 million reduction in our research and development expenses as a result of this program. We anticipate the continued reduction of our research and development expenses through 2008. If these investment tax benefits are reduced or eliminated, our financial condition and operating results may be adversely affected. In addition, we are in the process of an audit by the Canada Revenue Agency relating to transfer pricing for the transfer of intellectual property between our subsidiaries, in which the Canada Revenue Agency has proposed a reassessment of Cdn $9.4 million in respect of our 1999 taxation year; we are in the process of disputing the reassessment. In addition, we may receive reassessments for subsequent taxation years. We are currently unable to evaluate the likelihood that we will prevail on our historical treatment of our transfer pricing or the amount we might be required to pay, if any, in the event of an adverse result. If the Canada Revenue Agency disagrees with our interpretation, our financial results would be adversely affected.

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
      We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results.

If we fail to develop our brand cost-effectively, our customers may not recognize our brand and we may incur significant expenses, which would harm our business and financial condition.
      In March 2004 we changed our name from Recruitsoft, Inc. to Taleo Corporation and we continue our rebranding efforts. For example, we recently adopted a new corporate logo. We may need to incur substantial expense and the rebranding effort may require more time than we anticipate before our brand gains broad recognition within our industry. We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future solutions and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market intensifies. Successful promotion of our brand will depend largely upon the effectiveness of our marketing efforts and on our ability to provide reliable and useful solutions at competitive prices. In the past, our efforts to build our brand have involved significant expense, and we expect to increase that expense in connection with our rebranding and marketing processes. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to promote successfully and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

Our stock price is likely to be volatile and could decline, resulting in a substantial loss on your investment.
      The stock market in general and the market for technology-related stocks in particular has been highly volatile. As a result, the market price of our Class A common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

•	our operating performance and the performance of other similar companies,

•	the overall performance of the equity markets,

•	developments with respect to intellectual property rights,

•	publication of unfavorable research reports about us or our industry or withdrawal of research,

•	coverage by securities analysts,

•	speculation in the press or investment community,

•	terrorist acts, and

•	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures, or capital commitments.

Our principal stockholders will have a controlling influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.
      Our executive officers, directors, major stockholders and their affiliates beneficially own or control, indirectly or directly, a substantial number of shares of our Class A and Class B common stock. As a result, if some of these persons or entities act together, they will have the ability to control matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

We may need to raise additional capital, which may not be available, thereby adversely affecting our ability to operate our business.
      If we need to raise additional funds due to unforeseen circumstances or continued operating losses, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and any additional financings could result in additional dilution to our existing stockholders. If we need additional capital and cannot raise it on acceptable terms, we may not be able to meet our business objectives, our stock price may fall and you may lose some or all of your investment.

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company.
      Our certificate of incorporation and bylaws contain provisions that could increase the difficulty for a third party to acquire us without the consent of our board of directors. For example, if a potential acquiror were to make a hostile bid for us, the acquirer would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms, which means that replacing a majority of our directors would require at least two annual meetings. The acquirer would also be required to provide advance notice of its proposal to replace directors at any annual meeting, and will not be able to cumulate votes at a meeting, which will require the acquirer to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.

      Our board of directors also has the ability to issue preferred stock that could significantly dilute the ownership of a hostile acquirer. In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% or greater stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

The requirements of being a public company has been, and may continue to be, a strain on our resources, which may adversely affect our business and financial condition.
      We are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the listing standards of The NASDAQ Stock Market, Inc. These requirements have placed a strain on our systems and resources and will likely continue to do so. The Securities Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have had two restatements of historical financial information in 2005 and believe that we have deficiencies in our internal control over financial reporting that will require significant remediation. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and operating results. In addition, we might need to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge, and we might not be able to do so in a timely fashion. The listing standards of the NASDAQ Stock Market require, among other things, that within a year of the date of our proposed initial public offering all of the members of committees of our board of directors, including our audit committee, consist of independent directors. We might not be able to retain our independent directors, or attract new independent directors, for our committees.

Holders of our Class B common stock vote with our Class A common stock, which dilutes the voting power of our Class A common stockholders.
      4,038,287 shares of our Class B common stock are held by holders of our exchangeable shares in order to allow them voting rights in Taleo without having to exchange their shares in 9090-5415 Quebec Inc. and suffer the corresponding Canadian tax consequences. These Class B shares vote as a class with our Class A common stock and, upon exchange of the exchangeable shares for Class A common stock, will be redeemed on the basis of one share of Class B common stock redeemed for each one share of Class A common stock issued. Therefore, approximately 18% of the voting power of our outstanding shares as of December 31, 2005, is held by the Class B common stockholders and will continue to be held by them until they decide to exchange their exchangeable shares. Accordingly, our Class B common stock constitutes, and is expected to continue to constitute, a significant portion of the shares entitled to vote on all matters requiring approval by our stockholders.

We have recently signed a lease on a new headquarters facility that is incremental to an existing lease on our current headquarters facility. If we are not able to successfully sublease our existing headquarters facility, or our growth rates slow and we then have excess real estate at our new headquarters facility, we may need to recognize a loss on our facilities leases.
      We leased a 35,000 square foot facility in Dublin, California in March 2006 for a seven year term as our new headquarters facility. In addition, we have approximately 12,000 square feet of space on our existing headquarters facility in San Francisco, California that we have currently listed for sublease. We have made certain assumptions relating to occupancy, the costs that will be incurred to satisfy our lease payments and operating costs, and the time necessary to sublease our existing headquarters, as well as projected future sublease rental rates and the anticipated durations of future subleases. We have not recognized a loss on our estimated sublease income; however, we may need to change our estimate of liability, the effect of which could be a material reduction in net income.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      Our principal offices are in San Francisco, where we lease approximately 12,000 square feet of space at our current headquarters and in Quebec City, where we lease approximately 48,000 square feet of space used primarily by our research and development group. On March 16, 2006, we entered into a lease agreement with BIT Holdings Fifty-Six, Inc. (the “Landlord”) for office space consisting of approximately 35,000 square feet and located at 4140 Dublin Boulevard, Suite 400, Dublin, California. This office space will serve as the Company’s new head office. The term of the lease is for seven years, commencing on June 15, 2006. We plan to sublease our existing head office at 575 Market Street in San Francisco. The term of the lease is for seven (7) years, commencing on June 15, 2006, and we have one option to renew the lease for an additional term of five (5) years. We will pay base rent ranging from approximately $52,430 per month to approximately $85,020 per month, in addition to operating expenses and taxes, for the duration of the lease term. In addition, we are generally responsible under the lease for the condition, order, repair and maintenance of the premises.
      In North America, we have additional sales and services personnel throughout the United States, including offices in Chicago and the greater New York area, and Canada, including Montreal and Toronto. Outside of North America, we maintain offices for our sales and services personnel in Paris and Sydney. We have additional sales and service personnel based in Amsterdam, London, Paris, and Melbourne. We believe that our facilities are adequate for current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS
      From time to time, we are involved in claims, legal proceedings and potential claims that arise in the ordinary course of business. For example, holders of certain patents have asserted that our technology infringes patented technology (see Item 1A. — “Risk Factors”) but have not filed legal actions against us to date. Based upon currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on our financial position or results of operations. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. If we should be subject to an unfavorable ruling by a court, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
      Our Class A common stock has traded on the NASDAQ National Market under the symbol “TLEO” since September 29, 2005. Prior to that time, there was no public market for our Class A common stock. The following table sets forth the range of high and low sales prices at the closing on the NASDAQ National Market of the Class A common stock for the periods indicated, as reported by the NASDAQ National

Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal 2005
Fourth quarter	$13.91	$10.95
      Our Class B common stock is neither listed nor publicly traded.
      As of April 14, 2006, there were approximately 102 holders of record of our Class A common stock and 18 holders of record of our Class B common stock.
Dividend Policy
      We have never declared or paid any cash dividends on our Class A common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our Class A common stock in the foreseeable future.
Sale of Unregistered Securities
      In the three months ended December 31, 2005, we issued an aggregate of 22,332 shares of our Class A common stock to certain employees and officers upon the exercise of options awarded under our Class A Common Stock Option Plans. We received aggregate proceeds of $70,723 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, with respect to such shares.
Use of Proceeds from Public Offering
      The Securities and Exchange Commission declared our registration statement, filed on Form S-1 (File No. 333-114093) under the Securities Act in connection with the initial public offering of our Class A common stock, $0.00001 par value, effective on September 28, 2005. The underwriters were Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., CIBC World Markets Corp. and ThinkEquity Partners LLC
      Our initial public offering closed on October 4, 2005. 7,705,000 shares of Class A common stock were registered under the registration statement, and 6,700,000 shares of Class A common stock were sold to the public at a price of $14.00 per share. Of the 6,700,000 shares of Class A common stock sold in the offering, 5,360,000 shares were sold by us and 1,340,000 shares were sold by certain selling stockholders. The offering terminated after the sale of the 6,700,000 shares.
      The aggregate gross proceeds from the sale of shares of Class A common stock by us were approximately $75.0 million and the aggregate gross proceeds from the sale of shares of Class A common stock by the selling stockholders were approximately $18.8 million. The aggregate net proceeds to us were approximately $65.9 million after deducting approximately $5.3 million in underwriting discounts and commissions and $3.9 million in other costs incurred in connection with the offering.
      We intend to use the net proceeds for general corporate purposes, which may include expansion of our sales and marketing and research and development efforts, payment of indebtedness, working capital, capital expenditures and potential acquisitions of complementary businesses, products and technologies. From the effective date of the registration to the end of the year, we used approximately $20.6 million of the net proceeds of this offering to repay our loan with Goldman Sachs Specialty Lending Group (“Goldman Sachs”), and have paid approximately $1.3 million in respect of capital expenditures. We have no current agreements or commitments with respect to any material acquisitions. Pending such uses, we intend to invest the net proceeds in short-term, interest-bearing, investment-grade securities or government securities.

ITEM 6.	SELECTED FINANCIAL DATA
      The selected consolidated financial data set forth below has been restated to reflect adjustments that are further discussed in the “Restatement Note” in Item 7, “Management’s Discussion and Analysis,” below, and in Note 2 “Restatement” to our consolidated financial statements included in Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. The information below is derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from our audited consolidated financial statements and related notes appearing elsewhere in this report. The consolidated statement of operations data for each of the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period.

	Year Ended December 31,

	2005	2004	2003	2002	2001

		(Restated)	(Restated)	(Restated)	(Restated)
		(1)	(1)	(2)	(2)
	(In thousands, except per share data)
Consolidated Statement of Operations Data(3):
Revenue:
Application	$63,296	$49,010	$36,029	$20,753	$7,827
Consulting	15,114	9,640	7,606	7,635	4,720

Total revenue	78,410	58,650	43,635	28,388	12,547
Cost of revenue:
Application	16,419	14,627	7,691	3,987	1,719
Consulting	11,058	8,276	6,462	6,504	4,655

Total cost of revenue	27,477	22,903	14,153	10,491	6,374
Gross profit	50,933	35,747	29,482	17,897	6,173
Operating expenses:
Sales and marketing	22,544	18,153	14,767	12,205	11,211
Research and development	16,687	15,932	10,927	6,460	4,608
General and administrative	10,310	7,161	4,726	3,372	1,545
Restructuring charges	804	—	—	—	—
Charge for in-process research and development	—	—	150	—	—

Total operating expenses	50,345	41,246	30,570	22,037	17,364

	Year Ended December 31,

	2005	2004	2003	2002	2001

		(Restated)	(Restated)	(Restated)	(Restated)
		(1)	(1)	(2)	(2)
	(In thousands, except per share data)
Operating income (loss)	588	(5,499)	(1,088)	(4,140)	(11,191)
Other income (expense):
Interest income	873	101	83	137	565
Interest expense	(3,536)	(404)	(152)	(109)	(186)
Other income (expense), net	(416)	65	(62)	(39)	68

Total other income (expense)	(3,079)	(238)	(131)	(11)	447
Net loss before provision for income taxes	(2,491)	(5,737)	(1,219)	(4,151)	(10,744)
Provision (benefit) for income taxes	4	(11)	(89)	—	—

Net loss	(2,495)	(5,726)	(1,308)	(4,151)	(10,744)
Accrual of dividends and issuance costs on preferred stock	(2,984)	(3,299)	(2,744)	(2,486)	(4,849)

Net loss attributable to Class A common stockholders	(5,479)	(9,025)	(4,052)	(6,637)	(15,593)
Net loss attributable to Class A common stockholders per share — basic and diluted(4)	$(1.19)	$(161.16)	$(162.08)	$(1,106.17)	$(5,197.67)
Weighted average Class A common shares — basic and diluted(4)	4,619	56	25	6	3

	As of December 31,

	2005	2004	2003	2002	2001

		(Restated)	(Restated)	(Restated)	(Restated)
		(1)	(2)	(2)	(2)
Consolidated balance sheet data:
Cash and cash equivalents	$59,346	$5,773	$18,194	$8,964	$12,631
Working capital (deficit)	58,497	(1,371)	2,374	6,676	11,599
Total assets	99,020	38,648	42,057	20,162	21,121
Long-term debt	399	2,573	216	77	211
Total preferred stock and exchangeable share obligation	1,715	52,073	48,659	38,471	35,985
Total stockholders’ equity (deficit)	$71,698	$(42,996)	$(34,427)	$(30,191)	$(24,215)

(1)	Certain information presented above has been restated for 2004 and 2003. See Note 2 to the Notes to our Consolidated Financial Statements.

(2)	Information presented for such periods has been restated based on the effect of the restatement discussed in Note 2 and to reflect deemed dividends related to antidilution rights triggered in 2001 on our Series B preferred shares.

(3)	We acquired White Amber, Inc. in October 2003 and Recruitforce.com in March 2005. Our consolidated statement of operations and balance sheet data include the results of White Amber and Recruitforce.com only for periods subsequent to October 21, 2003 and March 10, 2005, respectively. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 of the Notes to Consolidated Financial Statements for additional information regarding our acquisition of White Amber and Recruitforce.com.

(4)	Per share numbers reflect only outstanding Class A Common Stock of the Company. Exchangeable Shares, redeemable convertible preferred stock, stock options, and warrants are antidilutive for the periods presented. For a description of the Company’s share capital, see Notes 10 and 11 of the Notes to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
      Certain information presented below has been restated for fiscal years 2004 and 2003. See Note 2 to the Notes to our Consolidated Financial Statements. This discussion and analysis gives effect to the restatement.
      Because the restatements for such periods are included in this Report on Form 10-K, the Company does not anticipate amending its registration statement on Form 10 or its quarterly reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005.
      The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report. This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Some of the forward- looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties described in “Item 1A. Risk Factors” in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
      We deliver on demand talent management solutions that enable organizations to assess, acquire and manage their workforces for improved business performance. We were incorporated under the laws of Delaware in May 1999.
      We offer two suites of talent management solutions: Taleo Enterprise Edition and Taleo Business Edition. Taleo Enterprise Edition is designed for medium to large-sized, multi-national organizations. Taleo Business Edition is designed for small to medium-sized organizations, stand-alone departments and divisions of larger organizations, and staffing companies. Our revenue is primarily earned through fees charged for accessing these solutions. Our customers generally pay us in advance for their use of our solutions, and we use these cash receipts to fund our operations. These payments for our solutions are generally made on a quarterly or annual basis.
      We focus our evaluation of our operating results and financial condition on certain key metrics, as well as certain non-financial aspects of our business. Included in our evaluation are our revenue composition and growth, net income, and our overall liquidity that is primarily comprised of our cash and accounts receivable balances. Non-financial data is also evaluated, including, for example, purchasing trends for software applications across industries and geographies, input from current and prospective customers relating to product functionality and general economic data relating to employment and workforce mix between professional, hourly and contingent workers. We use this aggregated information to assess our historic performance, and also to plan our future strategy. A review of our key historic operating results and financial condition is as follows:

•	Our revenue has grown sequentially in each full year that we have been in existence, totaling $78.4 million, $58.7 million and $43.6 million in each of 2005, 2004 and 2003, respectively.

•	We have incurred losses in each year that we have been in existence, with our losses being $2.5 million, $5.7 million and $1.3 million in each of 2005, 2004 and 2003, respectively. A material portion of our losses in 2005 relates to fees associated with the funding and subsequent re-payment of a loan with Goldman Sachs Specialty Lending Group. Our losses increased in 2004 as compared to 2003 due to a shift in our business to a pure recurring revenue model and an increased level of investment in our infrastructure to support our continuing growth. Our aggregate net losses from inception to December 31, 2005 total $39.9 million.

•	We have funded our historic net losses primarily through $35.2 million in net proceeds raised primarily from venture capital investors and through the proceeds of our recent initial public offering of common stock. As of December 31, 2005, we had cash (excluding restricted cash) of $59.3 million. Cash (excluding restricted cash), accounts receivable and investment credits receivable totaled $79.3 million. This was offset by an aggregate $13.6 million of accounts payable, accrued expenses and the current portion of our debt.

      In March 2005, we acquired Recruitforce.com, Inc., a provider of an Internet-based hiring management system for small to medium-sized organizations. This acquisition served as the platform for our Taleo Business Edition. We acquired 100% of the outstanding stock of Recruitforce.com for approximately $3.9 million in cash, including acquisition costs.
      Our revenue and net income growth has generally been organic in nature, with the exception of results of operations following our acquisitions of White Amber, Inc. in October 2003 and Recruitforce.com in March 2005. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding our acquisitions of White Amber and Recruitforce.com.
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
      Our ability to achieve our goals could be affected by global factors such as economic conditions, changes in software spending, employment trends including unemployment rates, workforce mix preferences and changes in the supply and demand for professional, hourly and contingent workers. In addition, factors specific to our industry such as our ability to capitalize on trends in business process outsourcing, market acceptance of the on demand business model, mergers and acquisitions of potential competitors or other competitive pressures could impact our business.
      We plan to continue to invest in our business by hiring additional personnel, expanding our domestic and international selling and marketing activities, increasing our research and development activities to enhance our existing product offerings and develop new products and technologies, making continued investments in our application hosting architecture, and expanding our operational infrastructure and financial systems to manage a growing business.
Initial Public Offering
      On October 4, 2005, we completed our initial public offering of 6,700,000 shares of common stock at $14.00 per share, comprised of 5,360,000 primary shares and 1,340,000 of shares offered by selling stockholders. In connection with the offering, all of the outstanding shares of our preferred stock and accrued dividends on such stock converted into 13,176,722 shares of common stock. Upon the closing of the offering, the Company received net proceeds, after deducting underwriting discounts and commissions of $69.8 million. After deducting other costs incurred in connection with the offering of $3.9 million, we raised approximately $65.9 million.
Sources of Revenue
      We derive our revenue from two sources: application revenue and consulting revenue. Application revenue accounted for 81%, 84% and 83% of our total revenue in 2005, 2004 and 2003, respectively. Revenue is driven primarily by the number of customers that use our solutions and the price of these solutions. None of our customers accounted for more than 10% of our total revenue in any year. We market Taleo Enterprise Edition primarily through direct sales efforts and to a lesser extent, through partners who include our solution in business process outsourcing offerings that they provide to their customers. We market Taleo Business Edition through our telesales team and Internet marketing efforts.
      Our application revenues are derived primarily from application agreements for Taleo Enterprise Edition that expire between two and five years from their initial contract date. The average term of such application agreements signed in 2004 and 2005 was approximately three years. The term of application agreements for Taleo Business Edition is typically one year. Our customers have no obligation to renew their subscriptions after the expiration of the initial term of their agreements, although our customer renewal rates have historically been greater than 90%. If a number of contracts expire and are not renewed in the same quarter, our revenue would decline significantly in that quarter and subsequent quarters. Historically, we have signed four perpetual license agreements for which the application portion of the revenue associated with such agreements was recognized ‘up-front’. The percentage of application revenue recognized up-front for these four licenses was 0%, 0% and 7% of application revenues in 2005, 2004 and 2003, respectively.
      In 2005, 2004 and 2003, respectively, 5%, 6% and 3% of our revenue came from countries outside of North America. We base our determination of revenue attributable to a country on the location of the contracting party. Many of our customers for which the contracting party was based in North America have deployed our solution internationally.

Application Revenue
      Application revenue is generally comprised of fees from customers accessing our products, including application fees, hosting fees, and maintenance fees. The majority of our application revenue is recognized monthly over the life of the application agreement, based on a stated, fixed-dollar amount. Revenue associated with our Taleo Contingent solution is recognized based on a fixed contract percentage of the dollar amount invoiced for contingent labor through use of the application.
      As we have continued to grow our customer base we have been able to increase the average length of our application agreements with our customers. The average term of our application agreements for Taleo Enterprise Edition signed with new customers in 2005 and 2004 was approximately three years, although terms for application agreements signed in 2005 and 2004 ranged from one to six years. In 2001, the average term of an agreement with a new customer was approximately two years. Many of the agreements that we entered into with our customers in the first few years since our inception in 1999 had terms of two years or less. Accordingly we have experienced one renewal cycle with many of our customers. Our customer renewal rates have historically been high. The term of application agreements for Taleo Business Edition is typically one year.
      Application agreements entered into since 2002 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations, such as required uptime of our applications. In contrast, many of our application agreements signed prior to 2002 often contained a right for our customers to cancel their agreement with us at will with a short notice period, and some of these contracts have been renewed on similar terms. The application agreements that we assumed in connection with our acquisition of White Amber generally provide our customers a right to cancel their agreement with us at will with a short notice period, and with no significant penalties.
      We generally invoice our customers for application fees in quarterly installments and typical payment terms provide that our customers pay us within 30 to 60 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue, or revenue, depending on whether the revenue recognition criteria have been met.
      Since inception, we have signed four perpetual license agreements for which the application portion of the revenue associated with such agreements was recognized ’up-front’, three of which were recognized in 2003. No such agreements were signed in 2005 or 2004 and we currently do not intend to sign additional application arrangements that require up-front recognition for the application license portion of the arrangement.

Consulting Revenue
      Consulting revenue consists primarily of fees associated with business process re-engineering, change management, application configuration, and education and training services. Our consulting engagements are typically billed on a time and materials basis, although a lesser number of our engagements are priced on a fixed fee basis. For those contracts structured on a fixed fee basis, we recognize the revenue proportionally to the performance of the services, or the attainment of defined milestones, if later. The majority of consulting revenue is associated with services provided for a three to six month period directly following the signing of a new software subscription agreement. From time to time, certain of our consulting projects are subcontracted to third parties when our internal resources are insufficient or more effectively deployed elsewhere, although there are no specific functions which require outsourcing. Our customers may also elect to use unrelated third parties for the types of consulting services that we offer. Our typical consulting contract provides for payment within 30 to 60 days of invoice.
Cost of Revenue and Operating Expenses

Cost of Revenue
      Cost of application revenue primarily consists of expenses related to hosting our application and providing support, including depreciation expense associated with computer equipment. We allocate overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on employee count. As such, overhead expenses are reflected in each cost of revenue and operating expense category. We currently deliver our solutions from two primary data centers that host the applications for all but one of our customers who has elected to deploy our application on its own infrastructure. The two facilities that house our hosting infrastructure are owned and managed by two unrelated third party vendors, and are located in California and New York. Beginning in the fourth quarter of 2003 and first quarter of 2005, respectively, cost of application revenue also included the amortization of intangible assets associated with our acquisitions of White Amber and Recruitforce.com. Amortization of the intangible assets associated with these acquisitions is expected to continue on a straight line basis through October 2006 at an annualized rate of $0.9 million in the case of White Amber and through March 2010 at an annualized rate of $0.1 million in the case of Recruitforce.com.
      Cost of consulting revenue consists primarily of employee related costs associated with these services and allocated overhead. The cost associated with providing consulting services is significantly higher as a percentage of revenue than for our application revenue, primarily due to labor costs. We also subcontract to third parties for a portion of these consulting services although to date use of such subcontractors has not been significant. To the extent that our customer base grows, we intend to continue to invest additional resources in our consulting services. The timing of these additional expenses could affect our cost of revenue, both in dollar amount and as a percentage of revenue, in a particular quarterly or annual period.

Sales and Marketing
      Sales and marketing expenses consist primarily of salaries and related expenses for our sales and marketing staff, including commissions, marketing programs, and allocated overhead. Marketing programs include advertising, events, corporate communications, and other brand building and product marketing expenses. As our business grows, we plan to continue to increase our investment in sales and marketing by adding personnel, building our relationships with partners, expanding our domestic and international selling and marketing activities, building brand awareness, and sponsoring additional marketing events. We expect that our sales and marketing expenses will increase in dollar terms as a result of these investments.

Research and Development
      Research and development expenses consist primarily of salaries and related expenses and allocated overhead. Our expenses are net of the tax credits we receive from the government of Quebec. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use and quality of our applications, as well as developing new products and enhancing our infrastructure. We expect research and development expenses will increase in dollar terms as we upgrade our existing applications and develop new technologies.

General and Administrative
      General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resource, legal and management information systems personnel, professional fees, other corporate expenses, and allocated overhead. We expect that the amount of general and administrative expenses will increase in dollar amount as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and to our operations as a public company. Specifically, we have material weaknesses in internal controls over financial reporting and are currently working to remediate these issues. We believe the costs associated with these remedial measures will be material.
Critical Accounting Policies and Estimates
      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
      In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Our management has reviewed these critical accounting policies, our use of estimates and the related disclosures with our audit committee. See Note 3 of the Notes to Consolidated Financial Statements for a further description of our accounting policies.

Revenue Recognition
      Our application revenue is recognized when all of the following conditions have been satisfied: (i) there is persuasive evidence of an agreement, (ii) delivery of services or products have been provided to the customer, (iii) the amount of fees payable to us from our customers is fixed or determinable, and (iv) the collection of our fees are probable. The majority of our application revenue is recognized monthly over the life of the application agreement, based on stated, fixed-dollar amount contracts with our customers. We utilize the provisions of Emerging Issues Task Force, or EITF, No. 00-21, “Revenue Arrangements with Multiple Deliverables” to determine whether our arrangements containing multiple deliverables contain more than one unit of accounting. Our revenue associated with our Taleo Contingent solution is recognized based on a fixed, contracted percentage of the dollar amount invoiced for contingent labor through use of the application, and is recorded on a net basis under the provisions of EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” as we are not the primary obligor under the arrangements, the percentage earned by us is typically fixed, and we do not take credit risk. We have historically signed four perpetual license agreements for which the application portion of the revenue associated with such agreements was recognized ‘up-front’ in accordance with the American Institute of Certified Public Accountants Statement of Position, or SOP, No. 97-2, as amended by SOP No. 98-4 and SOP No. 98-9, as well as the various interpretations and clarifications of those statements. Our management team uses its judgment in assessing the appropriate recognition of application revenue under the provisions of the various authoritative accounting literature.

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

Research and Development
      We account for software development costs under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Accordingly, we capitalize certain software development costs after technological feasibility of the product has been established. Such costs have been immaterial to date, and accordingly, no costs were capitalized in 2005, 2004 or 2003.

Stock-Based Compensation
      We account for employee and director stock option grants using the intrinsic-value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” which does not require the recognition of compensation expense for options granted to employees and directors with exercise prices equal to, or greater than, the fair value of the stock at the date of grant. As a private company, the fair market value of our common stock was determined by our board of directors by considering a number of factors, including our operating performance, significant events in our history, issuances of convertible preferred stock, the liquidation preferences of our preferred stock, and trends in the broad market for stocks of technology companies. Following the initial public offering of our common shares, the fair market value was deemed to be equivalent to the quoted market price of our publicly traded common stock on the day of each grant.
      All stock options have been issued with exercise prices at or above fair market value of our common stock, determined as described above, excluding the options to purchase shares of our Series D preferred stock issued in connection with our acquisition of White Amber. There have been two events in our history that have caused us to take stock-based compensation charges for stock options issued to employees. In 2002, we modified previously granted awards resulting in a compensation charge of $0.6 million. In October 2003, in connection with the acquisition of White Amber, certain members of White Amber management were granted options with an exercise price that was less than the fair value of the underlying stock at the date of grant. The total deferred compensation based on the number of shares and the price of the options as compared to the fair market value was $0.4 million; this amount is being amortized over the vesting period of the options. This vesting period has, or will, require charges against earnings of $0.1 million in 2003, $0.2 million in 2004 and the remaining $0.1 million from 2005 through 2007.
      During 2001 and 2003, we awarded stock options to purchase 2,000 and 27,332 shares, respectively, of Class A common stock to certain of our consultants. The stock options have an exercise price of $3.00 per share and ten-year terms from their issue dates. The options issued in 2001 are subject to a vesting period of three years and were fully vested in January 2004. Of the options issued in 2003, 25,666 expired or were exercised in 2004, and 1,666 were outstanding as of December 31, 2005 and will be fully vested in February 2007. The awards are being accounted for in accordance with EITF No. 96-18.
      In March 2005, we granted a fully vested warrant to purchase 41,667 shares of Class A Common Stock at an exercise price equal to $13.50 per share in consideration of recruitment services provided by an external agency. The warrant is exercisable at any time from the grant date through the earlier of (a) March 14, 2010 or (b) a change of control of the Company. The fair value warrant at the date of issue, estimated to be $0.4 million, was expensed during the year ended December 31, 2005. The value of the warrant was calculated using the Black-Scholes method with the following weighted-average assumptions: expected life of 5 years; stock volatility of 79%; risk-free interest rate of 3.1%; and no dividend payments during the expected term. This warrant remains outstanding as of December 31, 2005.
      SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, requires the disclosure of pro forma information about net loss as if we had accounted for our stock options under the fair-value method. For purposes of pro forma disclosures, the estimated fair value of options (as determined using the Black-Scholes option-pricing model) is amortized to pro forma expense over the vesting period of the option. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected life of the options and our stock price volatility. Therefore, the estimated fair value of our employee stock options could vary significantly as a result of the changes in the assumptions used. See Note 18 of the Notes to Consolidated Financial Statements. In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123R, “Share-Based Payment,” which requires companies to expense the value of employee stock options and similar awards. See “Recent Accounting Pronouncements” for additional information.
      Significant factors, assumptions and methodologies used in determining fair value. We have granted to our employees options to purchase shares of our Class A common stock at exercise prices equal to or greater than the values of the underlying stock at the time of grant, as determined by our board of directors at that time. In order to determine the fair value of our Class A common stock at each option grant date, our board of directors considered many factors, including:

•	market trading price for our common shares on NASDAQ;

•	our then-current book value per share;

•	our operating performance;

•	our financial position at the grant date;

•	the liquidation rights and other preferences of our preferred stock;

•	the lack of marketability of our Class A common stock prior to our initial public offering; and

•	the business risks inherent in our business and generally in high technology companies.
      Prior to our initial public offering, the fair value of our common stock for options granted during 2004 and 2005 was originally estimated by the board of directors, with input from management, and using data obtained from our financial advisors. We applied methodology that we believed was consistent with the practices recommended by the AICPA Audit and Accounting Practice Aid Series Valuation of Privately Held Company Equity Securities Issued As Compensation. In accordance with this practice aid, we determined that we were a stage five company for which a valuation that relied primarily on comparisons between our financial metrics with those of comparable companies, referred to as a market approach, was appropriate. We relied on the guideline public company method given the lack of recent transactions in our equity securities required under the guideline transaction method. We believe that the market approach methodology is appropriate because (i) of the late stage of our development; (ii) the fact that we were contemplating an initial public offering of our equity securities; and, (iii) the fact that this methodology relies on and uses data generated by actual public company performance and the resulting trading prices and is less susceptible to uncertainties of future projections than other methodologies.
      Options granted in March 2004 and May 2004. We relied primarily on the guideline public company method under the market approach in determining fair value for our stock options. Given the nature of the approach, and the fact that we were relying on input data that was gathered externally by our financial advisors that were independent of us, management believed that it was not necessary to obtain a contemporaneous valuation by an unrelated valuation specialist.
      In March 2004, we received offering price indications that were derived using forward price-to-revenues multiples that were based on the multiples ascribed to a group of comparable companies. The range of multiples was examined, an average multiple was calculated and qualitative judgments related to recent company performance, achievement of milestones and general market conditions were made by the board of directors and management as to the appropriate multiple applicable to us. The implied forward price-to-earnings valuations were also calculated and compared to the same group of companies. Finally, in determining the fair value of the Class A common stock, a marketability discount of 15% was applied. This discount for lack of marketability reflected our prospects for completing a public offering of our Class A common stock, the risk or volatility of our enterprise and our concentration of ownership. Using this methodology, we determined that the fair value of our common stock during this period was $15.25 per share. We issued stock options in March 2004 and May 2004 at an exercise price of $18.00 per share. The difference between the $15.25 per share valuation and the $15.00 per share midpoint of the initial public offering price range is primarily attributable to the updated market conditions for initial public offerings of comparable companies and the market prices for the stock of certain publicly traded comparable companies.
      Options granted during the period from October 2004 to May 2005. For options granted during the period from October 2004 and May 2005, we relied primarily on the guideline public company method under the market approach in determining fair value for our stock options. Given the nature of the approach, and the fact that we were relying on input data that was gathered externally by its financial advisors that were independent of us, management believed that it was not necessary to obtain a contemporaneous valuation by an unrelated valuation specialist.
      Periodically during this period, we received market comparable data from our financial advisors. The methodology used to employ this data was consistent with that used in determining the fair value of our Class A common stock for the period above. The range of price-to-revenues multiples was examined, a median multiple was calculated and qualitative judgments related to recent company performance, achievement of milestones and general market conditions were made by the board of directors and management as to the appropriate multiple applicable to us. Finally, in determining the fair value of the stock options, a marketability discount was applied. This discount for lack of marketability reflected our prospects for completing a public offering of our Class A common stock, the risk or volatility of our enterprise and our concentration of ownership. However, given that we believed that we were closer to completing an initial public offering during this period in time, we used a 10% discount for marketability, lower than we had in the past.
      Using this methodology, we determined that the fair value of our Class A common stock during this period was $13.50 per share. The decline in the fair value of our Class A common stock was attributable to a decline in general market conditions, offset by a lower discount for marketability. We issued stock options between October 2004 and May 2005 at an exercise price of $13.50 per share. The difference between the $13.50 per share valuation and the $15.00 per share midpoint of the initial public offering price range is primarily attributable to the 10% discount for lack of marketability of our Class A common stock that was imputed into our fair value determination in April and May 2005. Moreover, we note that since that fair value determination, we have continued to grow and have achieved a milestone in attaining a second consecutive quarter of profitability, which we believe has had a positive impact on the fair value of our shares.
      Options granted during August 2005. For options granted during August 2005, we relied primarily on the guideline public company method under the market approach in determining fair value for our stock options. Given the nature of the approach, and the fact that we were relying on input data that was gathered externally by our financial advisors that were independent of us, management believed that it was not necessary to obtain a contemporaneous valuation by an unrelated valuation specialist.
      In preparation for the initial public offering of our securities, we received market comparable data from our financial advisors. The methodology used to employ this data was consistent with that used in determining the fair value of our Class A common stock for the periods above. The range of price-to-revenues multiples was examined, a median multiple was calculated and qualitative judgments related to recent company performance, achievement of milestones and general market conditions were made by the board of directors and management as to the appropriate multiple applicable to us. Finally, in determining the fair value of the common stock, a marketability discount was applied. This discount for lack of marketability reflected our prospects for completing a public offering of our Class A common stock, the risk or volatility of our enterprise and our concentration of ownership. However, given that we believed that we were closer to completing an initial public offering during this period in time, we used a 7% discount for marketability, which is lower than what we have used in the past.
      Using this methodology, we determined that the fair value of our Class A common stock during this period, assuming the completion of the public offering, was $15.00 per share. We issued stock options in August 2005 at an exercise price of $14.00 per share. The primary factor that accounts for the difference between this $14.00 per share valuation and the $15.00 per share midpoint of the initial public offering price range is the 7% discount for lack of marketability of our Class A common stock that was imputed into our fair value determination.
      Options granted during the period from October 2005 to December 2005. For options granted during the period from October to December 2005, our board of directors authorized grants of stock options with an exercise price per share equivalent to the quoted market price of our publicly traded common stock on the day of each grant.

Goodwill, Other Intangible Assets and Long-Lived Assets
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we conduct a test for the impairment of goodwill on at least an annual basis. We adopted October 1 as the date of the annual impairment test and, therefore, we performed our first annual impairment test on October 1, 2004. The impairment test compares the fair value of reporting units to their carrying amount, including goodwill, to assess whether impairment is present. Based on our most recent assessment test, we do not have impairment as of October 1, 2005. We will assess the impairment of goodwill annually on October 1, or sooner if other indicators of impairment arise.
      SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the review of the carrying value of long-lived assets when impairment indicators arise. The review of these long-lived assets is based on factors including estimates of the future operating cash flows of our business. These future estimates are based on historical results, adjusted to reflect our best estimates of future market and operating conditions, and are continuously reviewed. Actual results may vary materially from our estimates, and accordingly may cause a full impairment of our long-lived assets.

Income Taxes
      We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We provided a full valuation allowance against our net deferred tax assets at December 31, 2003, 2004 and 2005. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance against our deferred tax assets would increase income in the period such determination was made except for $2.4 million associated with the acquisition of White Amber and Recruitforce which will be recorded as a reduction to goodwill. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.
      Compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenue and expenses between each of our legal entities that are located in several countries. Our determinations include many decisions based on our knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third-parties. We are currently under examination by the Canada Revenue Agency, or CRA, with respect to our assumptions and historical reporting relating to these assets and transactions. To the extent that the CRA disagrees with our assumptions and historical reporting, we may be subject to penalties. Due to the nature of the regulations, we cannot estimate our potential exposure. These penalties would not be accounted for as a provision for income taxes, but rather as an incremental operating expense.
Results of Operations
      The following tables set forth certain consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Year Ended December 31,

	2005	2004	2003

Consolidated Statement of Operations Data:
Revenue:
Application	81%	84%	83%
Consulting	19	16	17

Total revenue	100	100	100
Cost of revenue (as a percent of related revenue):
Application	26	30	21
Consulting	73	86	85

Total cost of revenue	35	39	32

Gross profit	65	61	68
Operating expenses:
Sales and marketing	29	31	34
Research and development	21	27	25
General and administrative	13	12	11
Restructuring	1	—	—

Total operating expenses	64	70	70

Operating income (loss)	1	(9)	(3)
Other income (expense):
Interest income	1	—	—
Interest expense	(5)	(1)	—
Other income (expense), net	(1)	—	—

Total other income (expense)	(4)	(1)	—

Net loss before provision for income taxes	(3)	(10)	(3)
Provision for income taxes	—	—	—

Net loss	(3)%	(10)%	(3)%

Figures may not sum due to rounding.
Comparison of the Twelve Months Ended December 31, 2005 and 2004

Revenue
      Total revenue was $78.4 million in the twelve months ended December 31, 2005 as compared to $58.6 million in the twelve months ended December 31, 2004, an increase of $19.8 million, or 34%. Application revenue was $63.3 million in the twelve months ended December 31, 2005, as compared to

$49.0 million in the twelve months ended December 31, 2004, an increase of $14.3 million, or 29%. The increase in application revenue was attributable to increased sales of our applications, including sales to new customers and additional sales to our current customers. Consulting revenue was $15.1 million in the twelve months ended December 31, 2005, as compared to $9.6 million in the twelve months ended December 31, 2004, an increase of $5.5 million, or 57%. The increase in consulting revenue was attributable to higher demand for services from new and existing customers. The prices of our solutions and services were relatively consistent throughout the twelve-month periods ended December 31, 2005 and 2004 and on a period-to-period comparative basis.
      Application revenue as a percentage of total revenue was 81% in the twelve months ended December 31, 2005, as compared to 84% in the period ended December 31, 2004. The geographic mix of total revenue in the twelve months ended December 31, 2005, 88.1%, 7.1% and 4.8% in the United States, Canada and the rest of the world, respectively, as compared to 85.3%, 9.0% and 5.7%, respectively, in the twelve months ended December 31, 2004.

Cost of Revenue
      Total cost of revenue was $27.5 million in the twelve months ended December 31, 2005, as compared to $22.9 million in the twelve months ended December 31, 2004, an increase of $4.6 million, or 20%.
      Cost of application revenue was $16.4 million in the twelve months ended December 31, 2005, as compared to $14.6 million in the twelve months ended December 31, 2004, an increase of $1.8 million, or 12%. This increase was primarily attributable to a $0.5 million increase in employee-related costs and a $1.3 million increase in our infrastructure costs relating to hardware, software and third-party fees for our hosting facilities.
      Cost of consulting revenue was $11.1 million in the twelve months ended December 31, 2005, as compared to $8.3 million in the twelve months ended December 31, 2004, an increase of $2.8 million, or 34%. The increase was primarily attributable to a $1.5 million increase in employee-related costs in our consulting group resulting from an increase in headcount, a reduction of $0.4 million in consulting costs cross charged to product development, an increase of $0.4 million in billable expenses, an increase of $0.2 million for travel expenses and an increase of $0.2 million for overheads required to support the increased staff, all as compared to the prior-year period.

Gross Profit
      Gross profit increased to $50.9 million in the twelve months ended December 31, 2005, representing a 65% gross profit margin, as compared to $35.8 million in the twelve months ended December 31, 2004, or a 61% gross profit margin. Eighty two percent of the increase in gross profit was attributable to the increase in gross profit on application revenue with the remaining 18% attributable to the increase in gross profit on consulting revenue. The increase in gross profit was a result of higher application and consulting revenues and of improved gross profit margin on those revenues for the twelve months ended December 31, 2005. Gross profit margin on professional services increased as a result of improved utilization of our consulting group. Gross profit margin on application revenue improved as a result of reduced incremental costs associated with revenue growth. Over time, we expect that our gross profit margin will improve as a result of scale efficiencies in our applications whereby the incremental costs of application services per customer will decrease as our customer base increases. However, in the near term, we believe that we will experience gross margin compression for applications as we build out additional capacity in our data center operations. We believe that our gross profit margins on consulting revenues may be reduced as we hire additional personnel to sustain our growth.

Operating expenses
      Sales and Marketing. Sales and marketing expenses increased to $22.5 million in the twelve months ended December 31, 2005, as compared to $18.2 million in the twelve months ended December 31, 2004, an increase of $4.3 million, or 24%. In order to support our growth, we increased investment in sales and marketing related activities resulting in a $3.2 million increase in employee-related costs (including $0.6 million in costs attributable to the transfer of account management responsibilities associated with our application services to sales and marketing from cost of revenues), and a $1.1 million increase in marketing program costs.
      Research and Development. Research and development expenses increased to $16.7 million in the twelve months ended December 31, 2005 as compared to $15.9 million in the twelve months ended December 31, 2004, an increase of $0.8 million, or 4%. The increase consisted primarily of a $0.6 million increase in employee related costs and $0.2 million cost for overhead allocations. The increase in expenses was also impacted by the U.S. dollar weakening against the Canadian dollar by approximately 7% during 2005 as compared to the prior year, since most of our research and development employees are located in Canada. As a percentage of total revenue, research and development costs declined as a result of a lower growth rate for these expenses relative to revenue growth, all measured in dollars.
      General and Administrative. General and administrative expenses increased to $10.3 million in the twelve months ended December 31, 2005, as compared to $7.2 million in the twelve months ended December 31, 2004, an increase of $3.1 million, or 44%. The increase was mainly due to an increase in employee-related costs of $2.5 million which included severance and $0.4 million in expense related to warrants granted to an executive search firm following the hiring of our new president and chief executive officer. In addition, we experienced an increase in accounting, legal and consulting fees associated with operating as a public company of $0.5 million and an increase in travel and entertainment expense of $0.2 million.
      Restructuring charges. During the twelve months ended December 31, 2005, management approved restructuring plans to align our cost structure with market conditions and to create a more efficient organization. In connection with these plans, we recorded a charge of $0.8 million during the twelve months ended December 31, 2005. This charge included costs associated with workforce reduction of $0.7 million and consolidation of excess facilities of $0.1 million. All of these amounts were paid in 2005. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon actual events and circumstances at the time. Workforce reduction charges include the cost of severance and related benefits of employees affected by the restructuring activities. Excess facility costs represent lease termination payments, net of expected sublease revenue, and other costs related to the closure of certain corporate facilities and sales offices. Certain leasehold improvements located at the closed facilities and computer equipment and software licenses were determined to be impaired as a result of the restructuring activities and were written down to estimated recoverable value, net of estimated disposal costs. Changes in the restructuring reserve are as follows:

Severance and benefits. During the twelve months ended December 31, 2005, we recorded charges of approximately $0.7 million related to severance benefits to terminated employees in North America. During the twelve months ended December 31, 2005, we terminated approximately 35 employees in these regions.

Excess facilities/asset impairments. During the twelve months ended December 31, 2005, we recorded charges of approximately $68,000 related to the consolidation of two corporate facilities. The estimated cost to exit the facilities is based on remaining lease commitment payments, net of expected sublease income. The charge may be adjusted in future periods if further consolidations are required or if sublease income is different from our estimate.

Interest income and interest expense
      Interest income was $0.9 million and $0.1 million in 2005 and 2004, respectively, and consisted of interest received on deposits of cash and investments with financial institutions. The increase in interest income in 2005 is primarily attributable to interest on the net proceeds from the closing of our initial public offering which closed October 4, 2005.

      Interest expense was $3.5 million in 2005, as compared to $0.4 million in 2004. The increase in interest expense for the twelve months ended December 31, 2005 is related to the $1.6 million in prepayment penalties and $0.7 million in the write-off of unamortized deferred financing costs on our term loan with Goldman Sachs, as discussed in Liquidity and Capital Resources below. The balance of the increase is related to the interest on the $20.0 million term loan with Goldman which closed on April 25, 2005 and was repaid October 5, 2005.

Foreign currency losses
      Foreign currency loss was $0.4 million in the twelve months ended December 31, 2005 compared to income of $0.1 million in the twelve months ended December 31, 2004. The loss in 2005 is primarily due to the revaluation and subsequent realization upon settlement of a higher significant intercompany balance between our Canadian subsidiary and the U.S. parent. This balance was affected by devaluation of the U.S. dollar against the Canadian dollar by 7% for the twelve month period ended December 31, 2005.

Provision for Income Taxes
      We recorded a provision for income taxes of $4,000 in 2005. The provision relates to foreign income taxes currently payable on income generated in international locations. In 2004, our tax provision consisted of a small income tax benefit, which we recorded as a result of changes in our prior year state and foreign income tax estimates. At December 31, 2005, a full valuation allowance has been provided on our deferred tax assets associated with our US and foreign operations, since it was deemed more likely than not these assets would not be realized. If, based on the operating results of 2006 and our review of the realizability of our deferred tax assets, we were to conclude that some or all of our deferred tax asset valuation allowance was not required, this would likely have a material impact on our financial results in the form of reduced tax expense, other than $2.4 million which will be reversed through goodwill as this amount relates to the valuation allowance established in the initial purchase price allocation of the Company’s acquisition of White Amber and Recruitforce. However, there can be no assurance that we will achieve cumulative profitability during 2006 or that any reduction of our deferred tax asset reserves will actually occur next year.
Comparison of the Years Ended December 31, 2004 and 2003

Revenue
      Total revenue was $58.7 million in 2004 as compared to $43.6 million in 2003, an increase of $15.0 million or 34%. Application revenue was $49.0 million in 2004 as compared to $36.0 million in 2003, an increase of $13.0 million or 36%. The increase in revenue was attributable to increased sales of our applications, including sales to new customers and additional sales to our current customers, as well as to revenues derived from our Taleo Contingent solution that we acquired in the White Amber acquisition in October 2003. The increase was partially offset by the recognition of perpetual license revenue of $2.7 million in 2003, with no comparable revenues in 2004. Consulting revenue was $9.6 million in 2004, as compared to $7.6 million in 2003, an increase of $2.0 million, or 27%. The increase in consulting revenue was attributable to higher demand for services from new and existing customers and a 16% increase in the number of employees providing these services. The prices of our solutions and services remained relatively consistent throughout December 31, 2004 and 2003.
      Application revenue as a percentage of total revenue was 84% in 2004, as compared to 83% in 2003. The geographic mix of total revenue in 2004 was 94% and 6% in North America and the rest of the world, respectively, as compared to 97% and 3%, respectively, in 2003.

Cost of Revenue
      Total cost of revenue was $22.9 million in 2004 as compared to $14.2 million in 2003, an increase of $8.7 million or 62%.

      Cost of application revenue was $14.6 million in 2004 as compared to $7.7 million in 2003, an increase of $6.9 million or 91%. This increase was primarily attributable to increased employee-related costs of $3.3 million for employees hired to support new hosting facilities and related application support activities. Infrastructure costs related to hardware and fees for our hosting facilities increased by $2.5 million with the addition of a second hosting site in late 2003. Additionally, the amortization of purchased intangibles of $0.9 million relating to our acquisition of White Amber in October 2003 is also included in 2004, as compared to $0.2 million in 2003.
      Cost of consulting revenue was $8.3 million in 2004 as compared to $6.5 million in 2003, an increase of $1.8 million, or 28%. The increase is primarily attributable to a $1.3 million increase in employee-related costs in our consulting group resulting from a 16% increase in headcount needed to meet higher demand for services from new and existing customers as compared to the prior year. Additionally, billable expenses incurred while delivering consulting services increased by $0.4 million. Cost of consulting revenue grew consistent with consulting revenues.

Gross Profit
      Gross profit increased to $35.7 million in 2004, representing a 61% gross profit margin, as compared to $29.5 million in 2003, or a 68% gross profit margin. 96% of the increase in gross profit is attributable to the increase in gross profit on application revenue with the remaining 4% attributable to the increase in the gross profit on consulting revenue. The decrease in gross profit margin was primarily attributable to the decrease in gross profit margin on application revenue resulting from a decline in mix of high margin perpetual licenses in our application revenue; our new investments in the second half of 2003 and in 2004 that had not yet reached a relative scale of efficiency, including our second hosting site in the United States, and capital equipment necessary to support the growth of our customers’ application usage and data storage needs; our lower-margin Taleo Contingent solution, including the higher relative employee expenses required in the managed services portion of this solution; and the amortization of intangible assets associated with our acquisition of White Amber.

Operating Expenses
      Sales and Marketing. Sales and marketing expenses increased to $18.2 million in 2004 as compared to $14.8 million in 2003, an increase of $3.4 million or 23%. The increase in these costs was primarily due to the expansion of our direct sales force, which resulted in an increase in employee-related expenses of $2.4 million, an increase in travel expenses of $0.6 million and an increase of $0.4 million in facility charges to accommodate increased headcount.
      Research and Development. Research and development expenses increased to $15.9 million in 2004 as compared to $11.0 million in 2003, an increase of $5.0 million, or 46%. The increase is primarily due to a 45% increase in headcount resulting in a $4.2 million increase in employee-related expenses driven by the acquisition of White Amber in October 2003. The additional headcount reflects our initiatives to increase the functionality and ease of use of our solutions and to further integrate White Amber technology into our suite of solutions. The increase in expenses was also partially the result of the U.S. dollar weakening against the Canadian dollar by nearly 8% in the 2004 period as compared to 2003, as most of our research and development is staffed in Canada. Had the average exchange rate between Canada and the United States remained constant from the average rate in 2003, our research and development expenses would have been $15.2 million in the 2004 period.
      General and Administrative. General and administrative expenses increased to $7.2 million in 2004, as compared to $4.7 million in 2003, an increase of $2.4 million or 52%. The increase is primarily due to an increase in employee-related expenses of $1.4 million attributable to the hiring of additional personnel to support our growth. Facility expenses increased by $0.5 million to accommodate the additional headcount, and expenses relating to professional fees primarily for increased tax, accounting and legal requirements increased by $0.5 million.

Interest income and interest expense
      Interest income was $101,000 and $83,000 in 2004 and 2003, respectively, and consisted of interest received on deposits of cash and investments with financial institutions. Interest expense was $404,000 in 2004, as compared to $152,000 in 2003. Interest expense primarily consisted of interest paid on long-term debt obligations. Interest expense increased in 2004, based on an increase in our long-term debt obligations outstanding during the period, including those we assumed in our acquisition of White Amber.

Foreign currency losses
      Other income (expense), net was $65,000 in 2004. This compares to an expense of $62,000 in 2003. The 2003 expense consists primarily of a loss on translation of U.S. dollars held by our Canadian subsidiary.

Provision for Income Taxes
      We recorded an income tax benefit of $11,000 in 2004 relating to state and foreign income tax adjustments from prior year estimates. We recorded an income tax provision of approximately $89,000 for the year ended December 31, 2003. Included in the provision is approximately $54,000 relating to income taxes in the state of California as there were limited net operating loss carry forwards available to offset taxable income and $35,000 in US Federal alternative minimum tax. At December 31, 2004, we maintained a full valuation allowance for our deferred tax assets since, based on the available evidence, we believe that our deferred tax assets are less likely, rather than more likely, to be realized.
Liquidity and Capital Resources
      From inception through December 31, 2005, we incurred aggregate net losses of $39.9 million. We have funded these losses primarily through $35.2 million in net proceeds raised from the sale of our capital stock and from debt financing activities. The acquisition of White Amber was completed through the issuance of shares of Series D preferred stock in a stock-for-stock transaction. The acquisition of Recruitforce.com was completed with proceeds from our loan with Goldman Sachs Specialty Lending Group as discussed below.
      At December 31, 2005, our principal sources of liquidity were cash and cash equivalents totaling $59.3 million, accounts receivable of $15.0 million and investment credits receivable of $4.9 million. In addition, we have $2.0 million in restricted cash that is security for our outstanding debt.
      In April 2005, we terminated our debt arrangement with National Bank of Canada and entered into a new loan agreement with Goldman Sachs Specialty Lending Group, L.P., or Goldman Sachs. The loan provided us proceeds of $15.5 million, net of financing costs and the repayment of outstanding amounts to National Bank of Canada. In October 2005, we completed the initial public offering of our common stock for net proceeds of $65.9 million. We used $20.6 million of the proceeds of this offering to repay our loan to Goldman Sachs, including prepayment penalty amounts. We have no further borrowing capabilities with Goldman Sachs. The new loan agreement, initial public offering and loan payoff are discussed below under “Net Cash Provided by/ Used in Financing Activities.”
      We believe that our liquidity and capital resources are sufficient to fund our operations beyond the next twelve months. However, given our history of losses, we may be required to raise additional equity or debt financing if we are not able to achieve and sustain profitability.

Net Cash Provided by/Used in Operating Activities
      Net cash used in operating activities was $0.9 million in the twelve months ended December 31, 2005, compared to net cash used in operating activities of $8.5 million in the twelve months ended December 31, 2004. Included in cash used in operating activities for the twelve months ended December 31, 2004 is $9.7 million in cash that was received from Taleo Contingent customers in the last week of 2003 and repaid to our customers’ contingent labor suppliers in the first week of January 2004.

      Net cash used in operating activities was $8.5 million in fiscal 2004, compared to net cash provided by operating activities of $10.9 million in 2003. Included in net cash used in operating activities in fiscal 2004 was $6.7 million paid by customers in advance of receiving services from the Company. These payments increased our liquidity and reduced our need for external funding.
      A significant item in determining our net cash provided by/ used in operating activities is our accounts receivable. Our accounts receivable balance fluctuates from period to period, depending on the timing of sales and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 66 days at December 31, 2005 compared to 91 days at December 31, 2004. The decrease in DSO from December 31, 2005 as compared to December 31, 2004 reflects the impact of our collection efforts resulting in higher cash collections in 2005.
      Another significant item in determining our net cash provided by/ used in operating activities is our deferred revenue. We record deferred revenue in connection with the sale of our applications, as described above under “— Overview — Sources of Revenue.” Our total deferred revenue decreased in 2005 as compared to 2004 as a result of a delay in billing activities until after December 31, 2005 which delayed our ability to recognize deferred revenue related to certain invoices until January 2006.
      We participate in a special government program in Quebec that provides investment credits based upon qualifying research and development expenditures including capital equipment purchases. We have participated in the program for six years, and we expect that we will continue to be eligible to earn these investment credits through September 2008 when the program is scheduled to end. Investment credit receivables under this program increased to $4.9 million in 2005 from $2.8 million in 2004. This increase was a result of the timing of receipts from the government of Quebec.
      Cash provided by, or used in, operating activities is driven by sales of our applications. The timing of our billings and collections relating to the sales of our applications and consulting services is a significant component of our cash flows from operations, as are the level of the deferred revenue on these sales. To a lesser extent, the changes in working capital accounts other than the payments to Taleo Contingent labor suppliers, accounts receivable and deferred revenues influences our cash flows from operations.

Net Cash Used in Investing Activities
      Net cash used in investing activities was $8.5 million in the twelve months ended December 31, 2005, compared to $3.6 million in the twelve months ended December 31, 2004. The increase in net cash used for investing in 2005 was primarily comprised of an increase of $1.4 million in restricted cash as a result of our financing activities and $3.9 million net cash used for the acquisition of Recruitforce. These were offset by a decline of $0.2 million in capital expenditures versus the prior year.
      Net cash used in investing activities was $3.6 million in 2004 compared to $2.3 million in 2003. These amounts are primarily the result of capital expenditures associated with computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce. In 2003, the use of $2.3 million consisted of $5.4 million for capital expenditures, offset by $3.1 million in net cash acquired in connection with our purchase of White Amber. We expect to invest approximately $7.0 million to $9.0 million in capital expenditures in the 12-month period following December 31, 2005, primarily to acquire additional hosting infrastructure and for internal systems, which excludes additional equipment that will be acquired under our operating lease arrangements. We anticipate utilizing a portion of the proceeds of our initial public offering to fund such expenditures.
      We expect to incur capital expenditures in 2006 for investments in our data center infrastructure, relocation of our head office facilities, and computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce. We expect that capital expenditures for 2006 will be in the range of $7 million to $9 million and anticipate that they will be paid using existing working capital.

      In connection with our acquisition of White Amber in October 2003, we acquired $3.1 million in net cash and assumed liabilities of $4.6 million. Of the $4.6 million assumed, $2.8 million was comprised of debt obligations with payment terms through April 2005 and May 2006, respectively. See “Net Cash Provided by/ Used in Financing Activities.”

Net Cash Provided by/ Used in Financing Activities
      Net cash provided by financing activities was $63.0 million in the twelve months ended December 31, 2005, compared to net cash used in financing activities of $0.2 million in the twelve months ended December 31, 2004. The change resulted mainly from the $69.8 million of net proceeds (prior to accounting for $3.9 million of other costs associated with the financing) from the initial public offering of our common stock completed in October 2005, net of amounts received and subsequently repaid to Goldman Sachs and to National Bank of Canada.
      Net cash used in financing activities was $0.2 million in fiscal 2004, compared to net cash provided by financing activities of $0.7 million in fiscal 2003. For both years, the activity consisted primarily of proceeds from long-term debt borrowing, repayment of debt and including new equipment purchases.
      We had historically maintained a financing arrangement with National Bank of Canada. This agreement had been in place since 1999, as renewed and amended, and we were not in compliance with this agreement as of December 31, 2004. In January and March 2005, we amended our agreement with National Bank of Canada. In April 2005, we terminated our debt arrangement with National Bank of Canada and repaid all amounts owed to National Bank of Canada and entered into a loan agreement with Goldman Sachs. Under the $20.0 million term loan with Goldman Sachs, which closed on April 25, 2005, we received net proceeds of approximately $15.5 million net of deferred financing costs and the repayment of outstanding amounts to National Bank of Canada. The deferred financing costs were amortized to interest expense over the life of the term loan. The term loan accrued interest at LIBOR plus 6.0%, and interest payments were due monthly. A portion of the proceeds of the term loan were restricted as to our ability to access the funds.
      On October 4, 2005, we completed our initial public offering of 6,700,000 shares of common stock at a price of $14.00 per share. We sold 5,360,000 shares in the offering. Certain selling stockholders of the Company sold the remaining 1,340,000 shares in the offering. Upon the closing of the offering, we received net proceeds, after deducting underwriting discounts and commissions, of $69.8 million. After deducting other costs incurred in connection with the offering of $3.9 million, we raised approximately $65.9 million. Simultaneous with the completion of the IPO, 69,877,241 outstanding shares of preferred stock, outstanding as of September 30, 2005, plus 4,136,489 shares issuable under antidilution provisions converted into 12,335,598 shares of Class A Common Stock as a result of the IPO. In addition, the holders of 17,879,362 Class A preferred exchangeable shares of 9090-5415 Quebec, Inc. and of 6,350,400 Class B preferred exchangeable shares of 9090-5415 Quebec Inc. may elect, or the Company may require them to exchange their exchangeable shares for 4,038,287 shares of Class A Common Stock at any time. No such shares were exchanged during 2005. Also upon completion of the IPO, the Company issued 841,124 shares of Class A common stock in lieu of payment of accrued dividends on our outstanding preferred stock based on the initial public offering price of $14.00 share. The amount paid in cash for accrued dividends was $222,556.
      On October 5, 2005, following completion of its initial public offering and pursuant to the terms of the Company’s credit agreement with Goldman Sachs, the Company made cash payments for outstanding principal and prepayment fees in the amount of $20.6 million. We have no further borrowing capabilities with Goldman Sachs as of December 31, 2005.
      We had $1.0 million outstanding as of December 31, 2005 under capital leases from other unrelated third parties. These are subject to interest rates ranging from 6.00% to 15.89% and mature at varying dates through 2008.
      We do not participate in transactions that involve unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Excluding operating leases for office space, computer equipment, and third party facilities that host our applications, that are described below, we do not engage in off-balance sheet financing arrangements.

Contractual Obligations
      We generally do not enter into long-term minimum purchase commitments. Our principal commitments, which are not included in our debt agreements discussed above, consist of obligations under leases for office space, operating leases for computer equipment and to a lesser extent for third-party facilities that host our applications. The following table describes our commitments to settle contractual obligations in cash under operating leases and other purchase obligations, as of December 31, 2005 (in thousands):

Contractual obligations

		Less Than			More Than
	Total	1 Year	1-2 Years	3-5 Years	5 Years

Capital lease obligations	$982	$583	$399	$—	$—
Interest payments	48	40	8	—	—
Facility leases(1)	9,859	2,001	3,250	3,130	1,478
Operating equipment leases	7,284	3,898	3,365	21	—
Third party hosting facilities	651	651	—	—	—
Other contracts	228	113	115	—	—

Total contractual cash obligations	$19,052	$7,286	$7,137	$3,151	$1,478

(1)	Includes amounts associated with new headquarters facilities lease as described in “Item 2 — Properties”
      Legal expenditures could also affect our liquidity. We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. See Note 14 of the Notes to Consolidated Financial Statements. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results and cash flows.
      We believe our existing cash and cash equivalents and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs, as well as to service our debt obligations, for at least the next twelve months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new applications and enhancements to existing applications, and the continuing market acceptance of our applications. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk
      Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. In 2005, 7% and 5% of our revenue, was denominated in Canadian dollars and currencies other than the U.S. or Canadian dollar, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our research and development operations that are maintained in Canada, with a small portion of expenses incurred outside of North America where our other international sales offices are located. We maintained $0.2 million of debt denominated in Canadian dollars as of December 31, 2005. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, British pound, euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. In 2005, the Canadian dollar increased in value by approximately 7% over the U.S. dollar on an average annual basis. This change in value resulted in a net decrease to our earnings of $1.6 million in 2005. This decrease was comprised of increased revenue of $0.4 million, offset by $0.6 million of additional cost of sales and incremental operating expenses of $1.3 million. If the U.S. dollar continues to weaken, compared to the Canadian dollar, our operating results may suffer. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.

Interest Rate Sensitivity
      We had cash and cash equivalents, of $59.3 million at December 31, 2005. This compares to $5.8 million at December 31, 2004. These amounts were held primarily in cash or money market funds. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various of our debt obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders of Taleo Corporation
San Francisco, California
      We have audited the accompanying consolidated balance sheets of Taleo Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 2, the Company restated its 2004 and 2003 consolidated financial statements.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
April 17, 2006

TALEO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

		(Restated,
		See Note 2)
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$59,346	$5,773
Restricted cash	1,110	—
Accounts receivable, less allowance for doubtful accounts of $350 and $150 at December 31, 2005 and 2004, respectively	15,026	14,980
Prepaid expenses and other current assets	3,010	1,242
Investment credit receivable	4,944	2,784

Total current assets	83,436	24,779

Property and equipment, net	7,129	6,901
Restricted cash	936	195
Other assets	283	2,402
Goodwill	5,947	2,828
Other intangibles, net	1,289	1,543

Total assets	$99,020	$38,648

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$583	$3,130
Accounts payable and accrued liabilities	13,063	9,737
Contingent shares issuable	81	—
Customer deposits	342	2,353
Deferred revenue	10,870	10,930

Total current liabilities	24,939	26,150

Customer deposits and long term deferred revenue	114	598
Other liabilities	155	250
Long-term debt	399	2,573
Commitments and contingencies (Note 14)
Class B Redeemable Common Stock, $0.00001 par value, 24,229,762 shares authorized; 4,038,287 shares issued and outstanding at December 31, 2005 and December 31, 2004	—	—

Total liabilities	25,607	29,571

Series A, B, C and D Convertible Preferred Stock, $0.0001 par value, 79,533,696 shares authorized; 0 and 69,870,095 shares issued and outstanding, liquidation preference $0 and $49,961 at December 31, 2005 and December 31, 2004, respectively	—	50,413

Exchangeable share obligation	1,715	1,660

Stockholders’ equity (deficit):
Class A Common Stock; par value, $0.00001 per share; 250,000,000 shares authorized; 18,755,071 and 67,415 shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Additional paid-in capital	124,947	5,039
Accumulated deficit	(53,701)	(48,222)
Deferred compensation	(21)	(37)
Accumulated other comprehensive income	473	224

Total stockholders’ equity (deficit)	71,698	(42,996)

Total liabilities and stockholders’ equity (deficit)	$99,020	$38,648

See accompanying notes to consolidated financial statements.

TALEO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

		(Restated,	(Restated,
		See Note 2)	See Note 2)
	(In thousands, except per share data)
Revenue:
Application	$63,296	$49,010	$36,029
Consulting	15,114	9,640	7,606

Total revenue	78,410	58,650	43,635

Cost of revenue:
Application	16,419	14,627	7,691
Consulting	11,058	8,276	6,462

Total cost of revenue	27,477	22,903	14,153

Gross profit	50,933	35,747	29,482

Operating expenses:
Sales and marketing	22,544	18,153	14,767
Research and development	16,687	15,932	10,927
General and administrative	10,310	7,161	4,726
Restructuring costs and other charges	804	—	—
Charge for in-process research and development	—	—	150

Total operating expenses	50,345	41,246	30,570

Operating income (loss)	588	(5,499)	(1,088)

Other (expense) income:
Interest income	873	101	83
Interest expense	(1,272)	(404)	(152)
Fees for early extinguishment of debt	(2,264)	—	—
Other (expense) income, net	(416)	65	(62)

Total other expense, net	(3,079)	(238)	(131)

Loss before provision for income taxes	(2,491)	(5,737)	(1,219)
Provision (benefit) for income taxes	4	(11)	89

Net loss	(2,495)	(5,726)	(1,308)
Accrual of dividends and issuance costs on preferred stock	(2,984)	(3,299)	(2,744)

Net loss attributable to Class A common stockholders	$(5,479)	$(9,025)	$(4,052)

Net loss attributable to Class A common stockholders per share — basic and diluted	$(1.19)	$(161.16)	$(162.08)

Weighted average Class A Common Shares:
Basic and diluted	4,619	56	25

See accompanying notes to consolidated financial statements.

TALEO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	Class A					Accumulated
	Common Stock		Additional			Other	Total
			Paid-in	Deferred	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	(Loss) Income	Equity (Deficit)	(Loss) Income

					(Restated		(Restated	(Restated
					See Note 2)		See Note 2)	See Note 2)
Balances as originally reported, December 31, 2002	14,107	$—	$3,792	$—	$(34,985)	$(107)	$(31,300)	$—
Correction of errors (see Note 2)	—	—	—	—	(160)	—	(160)	—
Balances as restated, December 31, 2002	14,107	—	3,792	—	(35,145)	(107)	(31,460)	—
Employee stock options exercised	22,183	—	29	—	—	—	29	—
Warrants issued for professional services	—	—	10	—	—	—	10	—
Shares returned under legal settlement	(383)	—	—	—	—	—	—	—
Issuance of stock, stock options, and warrants assumed in connection with acquisition	—	—	840	(387)	—	—	453	—
Amortization of deferred compensation	—	—	—	104	—	—	104	—
Accrued dividend on Series C and Series D Preferred Stock (restated, see Note 2)	—	—	—	—	(2,452)	—	(2,452)	—
Accrual of issuance costs of Series C Preferred Stock	—	—	—	—	(292)	—	(292)	—
Net loss (restated, see Note 2)	—	—	—	—	(1,308)	—	(1,308)	$(1,308)
Foreign currency translation adjustments	—	—	—	—	—	489	489	489

Balances, December 31, 2003 (restated, see Note 2)	35,907	—	4,671	(283)	(39,197)	382	(34,427)	$(819)

Employee stock options exercised	30,120	—	107	—	—	—	107	—
Cashless exercise of warrants	1,388	—	—	—	—	—	—	—
Warrants issued for professional services	—	—	93	—	—	—	93	—
Modification of warrants in connection with litigation	—	—	217	—	—	—	217	—
Forfeiture of Series D Preferred Stock options	—	—	(49)	55	—	—	6
Amortization of deferred compensation	—	—	—	191	—	—	191	—
Accrued dividend on Series C and Series D Preferred Stock (restated, see Note 2)	—	—	—	—	(3,007)	—	(3,007)	—
Accrual of issuance costs of Series C Preferred Stock	—	—	—	—	(292)	—	(292)	—
Net loss (restated, see Note 2)	—	—	—	—	(5,726)	—	(5,726)	$(5,726)
Foreign currency translation adjustments	—	—		—	—	(158)	(158)	(158)

Balances, December 31, 2004 (restated, see Note 2)	67,415	—	5,039	(37)	(48,222)	224	(42,996)	$(5,884)

Employee stock options exercised	148,351	—	490	—	—	—	490	—
Warrants exercised	2,584	—	8	—	—	—	8	—
Conversion of preferred shares into common shares at initial public offering	12,335,598	—	41,399	—	—	—	41,399	—
Issuance of common shares in lieu of cash payment of accreted dividends on preferred shares at initial public offering	841,124	—	11,776	—	—	—	11,776	—
Initial public offering (net of costs)	5,360,000	—	65,881	—	—	—	65,881	—
Stock based compensation		—	372	—	—	—	372	—
Forfeiture of Series D Preferred Stock options and contingent shares issuable as acquisition consideration	—	—	(18)	3	—	—	(15)	—
Amortization of deferred compensation	—	—	—	13	—	—	13	—
Accrued dividend on Series C and Series D Preferred Stock	—	—	—	—	(2,412)	—	(2,412)	—
Accrual of issuance costs of Series C Preferred Stock	—	—	—	—	(572)	—	(572)	—
Net loss	—	—	—	—	(2,495)	—	(2,495)	$(2,495)
Foreign currency translation adjustments	—	—	—	—	—	249	249	249

Balances, December 31, 2005	18,755,072	$—	$124,947	$(21)	$(53,701)	$473	$71,698	$(2,246)

See accompanying notes to consolidated financial statements.

TALEO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005	2004	2003

		(Restated,	(Restated,
		See Note 2)	See Note 2)
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,495)	$(5,726)	$(1,308)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,853	4,388	3,203
Gain (loss) on sale and write-off of fixed assets	190	97	(12)
Amortization of tenant inducements	(97)	—	—
Bad debt expense	225	100	2
Charge for in-process research and development	—	—	150
Noncash stock compensation expenses	385	501	114
Adjustment to goodwill	—	73	—
Amortization and write-off of deferred financing fees	822	—	—
Changes in working capital accounts:
Interest earned on restricted cash	43	—	—
Accounts receivable	(211)	(6,417)	(1,417)
Prepaid expenses and other assets	(1,480)	(381)	(314)
Investment credit receivable	(2,147)	(452)	(611)
Accounts payable and accrued liabilities	1,642	(7,394)	11,371
Deferred revenues and customer deposits	(2,605)	6,673	(265)

Net cash (used in) provided by operating activities	(875)	(8,538)	10,913

Cash flows from investing activities:
Acquisition of fixed assets	(3,222)	(3,382)	(5,387)
Restricted cash	(1,382)	(195)	—
Acquisition of business, net of cash acquired	(3,853)	—	—

Cash acquired, net of payments made in connection with acquisition	—	—	3,105

Net cash used in investing activities	(8,457)	(3,577)	(2,282)

Cash flows from financing activities:
Proceeds from long-term debt	20,230	7,575	2,368
Principal payments of long-term debt	(24,298)	(5,542)	(1,207)
Principal payments of capital lease obligations	(535)	(331)	(570)
Debt issuance costs	(822)	—	—
Offering costs	—	(2,003)	—
Employee stock options and warrants exercised	498	107	84
Proceeds from initial public offering of common stock, net of offering costs	68,191	—	—
Dividends paid on preferred stock (see Note 10)	(223)	—	—

Net cash provided by (used in) financing activities	63,041	(194)	675

Effect of exchange rate changes on cash and cash equivalents	(136)	(112)	(76)

Increase (decrease) in cash and cash equivalents	53,573	(12,421)	9,230
Cash and cash equivalents:
Beginning of year	5,773	18,194	8,964

End of year	$59,346	$5,773	$18,194

Supplemental cash flow disclosure:
Cash paid for interest	$1,027	$303	$53

Cash paid for loan prepayment penalties	$1,570	$—	$—

Cash paid for income taxes	$—	$76	$—

Supplemental disclosure of non-cash financing and investing activities:
Fixed assets acquired under capital lease	$27	$996	$118
Fixed assets acquired in accounts payable and accrued liabilities	$836	—	—
Accrual of dividends on Series C and Series D Preferred Stock	$2,189	$3,007	$2,452
Amortization of issuance costs on Series C Preferred Stock	$572	$292	$292
Conversion of preferred shares into common shares at initial public offering	$41,399	—	—
Issuance of common shares in lieu of cash payment of accreted dividends on preferred shares at initial public offering	$11,776	—	—
Offering costs included in accounts payable	$308	$—	$—
Contingent shares issuable	$81	$—	$—
See accompanying notes to consolidated financial statements.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share information)

1.	Nature of Business and Basis of Presentation
      Nature of Business — Taleo Corporation and Subsidiaries (the “Company”) provides enterprise talent management solutions that enable organizations of all sizes to establish, automate and manage their worldwide staffing processes for professional, hourly and temporary staff. The Company’s software applications are offered to customers primarily on a subscription basis.
      The Company was incorporated under the laws of the state of Delaware in May 1999 as Recruitsoft, Inc. and changed its name to Taleo Corporation in March 2004. The Company has principal offices in San Francisco, California and Quebec City, Quebec and conducts its business worldwide, with wholly owned subsidiaries in Canada, France, The Netherlands, The United Kingdom, Singapore, and Australia. The subsidiary in Canada performs the primary product development activities for the Company, and the other foreign subsidiaries are generally engaged in providing sales, account management and support activities.
      Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Taleo Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
      Stock Split — The accompanying financial statements reflect a one-for-six reverse stock split of the Company’s common stock that was approved by the Board of Directors and shareholders effective April 25, 2005. All share and per share information herein has been retroactively restated to reflect this split.
      Allocation of Overhead Costs — The Company allocates overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on employee count. As such, overhead expenses are reflected in each cost of revenue and operating expense category.
      Recent Accounting Pronouncements — On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” that requires companies to recognize compensation cost for the fair value of employee stock options and similar awards. The effective date of SFAS 123R was subsequently amended by the Securities and Exchange Commission and is effective for the Company January 1, 2006. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). Effective January 1, 2006, the Company adopted SFAS No. 123R utilizing the “modified prospective” method. The effect of this pronouncement to the Company’s results of operations will be material. Uncertainties, including the Company’s stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense in future periods will be similar to the SFAS No. 123 pro forma expense disclosed in Note 3.

2.	Restatement
      Subsequent to the issuance of the 2004 consolidated financial statements, the Company determined that there were errors in the accounting with respect to depreciation of fixed assets, and accrual of dividends on preferred stock. As a result, the Company has restated its consolidated financial statements as follows:

Cost of revenue — Applications, and Research and Development
      During 2006, the Company determined that it was incorrectly calculating and allocating depreciation expense. These errors included calculating depreciation for items that were no longer in use. The net effect of the correction was to increase net income by $69 and $50 for 2004 and 2003, respectively.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrual of dividends and issuance costs on preferred stock
      The Company determined that it was incorrectly calculating accrual of dividends on its Series C and D Preferred Stock. Adjustments to accrued dividends on preferred stock related to the incorrect application of simple interest rather than compound interest in calculating the dividends for series C and D preferred stockholders. The error will result in an increase in the net loss attributable to Class A common stockholders and net loss per share attributable to Class A common stockholders for the respective periods.
      The significant effects of the restatement adjustments on the statement of operations, balance sheet and earnings per share amounts for the periods indicated are summarized below:

	As originally	As
Annual Financial Statements	Reported	Restated	Change

Statement of Operations Data:
Cost of revenue, applications:
2004	$14,618	$14,627	$9
2003	$7,670	$7,691	$21
Research and development:
2004	$16,010	$15,932	$(78)
2003	$10,998	$10,927	$(71)
Accrual of dividends and issuance costs on preferred stock:
2004	$2,756	$3,299	$543
2003	$2,419	$2,744	$325
Net loss
2004	$5,795	$5,726	$(69)
2003	$1,358	$1,308	$(50)
Net loss attributable to common stockholders
2004	$8,551	$9,025	$474
2003	$3,777	$4,052	$275
Net loss attributable to common stockholders per share — basic and diluted(1)
2004	$152.70	$161.16	$8.46
2003	$151.08	$162.08	$11.00

Balance Sheet Data as of December 31, 2004:

Property and equipment, net	$6,768	$6,901	$133
Total assets	$38,515	$38,648	$133
Accounts payable and accrued liabilities	$9,725	$9,737	$12
Total liabilities	$29,559	$29,571	$12
Series A, B, C and D Convertible Preferred Stock	$49,385	$50,413	$1,028

(1)	Reflects the exclusion of our Class B redeemable common stock shares as a separate class of stock.

3.	Summary of Significant Accounting Policies
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires company management to make estimates and

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assumptions that affect the amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Items subject to the use of estimates include revenue, product development costs, bad debt expense, amortization of acquired intangibles, stock based compensation and income tax expense.
      Revenue Recognition — The Company generates revenue by providing its solutions to meet professional, hourly and temporary staffing needs. The Company derives its professional and hourly revenue primarily from hosting and application fees and maintenance fees, which fees are collectively reflected as application revenue, and secondarily from professional implementation and consulting services, which are reflected as consulting revenue. The Company typically enters into multiple-element arrangements that include hosting, application and implementation or consulting services. The Company allocates the arrangement fee to the elements based upon the fair value of those elements. The fair value of the elements is typically determined by the price of the deliverable when it is sold on a standalone basis. Revenues for each of these elements, whether contracted directly with the end-user customer, or in certain cases through the Company’s partners, are recognized when persuasive evidence of an arrangement exists, delivery of the service has occurred, the price is fixed or determinable, and collectibility is reasonably assured.
      Hosting and application services provide customers the right to access applications, use hardware for the application access, and utilize customer service. Customers typically do not have the right to take possession of the Company’s software during the hosting agreement. Contracts typically have a term of three years and are generally non-cancelable, or provide for significant penalties if cancelled. Hosting and application service revenue is recognized ratably over the term of the arrangement. Set-up fees for a new customer contract, which are nominal, are deferred and recognized over the life of the arrangement.
      Taleo Contingent revenue (revenue generated from the acquisition of White Amber, Inc; see Note 4 below) is generated in the temporary or contingent staffing market. This revenue is recognized based upon a fixed, contracted percentage of the dollar amount invoiced for contingent labor through the use of one of the Company’s applications and is recorded on a net basis under the provisions of Emerging Issues Task Force (“EITF”), No. 99-19 “Reporting Revenue Gross as Principal Versus Net as Agent” as the Company is not the primary obligor under the arrangements, the percentage earned by the Company is typically fixed, and the Company does not retain credit risk.
      Consulting services represent a separate earnings process and are recognized as services are performed. Consulting services generally include business process reengineering, change management, application configuration, and education and training services. Consulting engagements are typically billed on a time and materials basis. A small number of the Company’s consulting and implementation engagements are priced on a fixed-fee basis. Revenue recognized under fixed-fee arrangements is recognized proportionally to the performance of the services utilizing milestones if present in the arrangement or hours incurred relative to hours projected if milestones are not present. However, the revenue recognized under the fixed fee arrangements is limited to the contractual amount that the Company would be able to recover should there be a cancellation by the customer.
      The Company has also licensed its application product under perpetual license arrangements that have generated revenue at that point in time when the arrangement is signed. Revenues from licensing that have been recognized in this manner were $0, $0, and $2.7 million in 2005, 2004 and 2003, respectively, and are included in application revenues. Software license revenue is recognized upon shipment of the product utilizing the residual method provided that the license fee is fixed and determinable, persuasive evidence of an arrangement exists, and collection is probable. Software licenses may be sold with annual maintenance contracts and, in some cases, also with consulting services. For the undelivered elements, vendor-specific objective evidence (“VSOE”) of fair value is determined to be the price charged when the undelivered element is sold separately. VSOE for maintenance sold in connection with a software license is determined

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on the amount that will be separately charged for the maintenance renewal period. VSOE for consulting services is determined by reference to the amount charged for similar engagements.
      The Company does not license its software with a right of return and typically does not license its software or provide hosting services with conditions of acceptance. If an arrangement does contain conditions of acceptance, recognition of the revenue is deferred until the acceptance criteria are met or the period of acceptance has passed.
      Deferred Revenue — Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s solutions described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in quarterly or annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, noncancelable subscription agreements.
      Commission Expense — Commissions are the incremental costs that are directly associated with revenue contracts. In the case of commissions for application revenue contracts the commissions are calculated based upon a percentage of the first year’s revenue of the contract. The commission payment is earned by the Company’s sales persons over the twelve-month period following the initiation of a new customer contract. To the extent that a commission is paid before it is expensed, it is recorded as a prepaid expense and amortized over the period benefited by the service period of the sales person.
      Goodwill and Other Intangible Assets — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company conducts a test for the impairment of goodwill on at least an annual basis. October 1 has been adopted as the date of the annual impairment test and the Company performed its first impairment test on October 1, 2004. The impairment test compares the fair value of reporting units to their carrying amount, including goodwill, to assess whether impairment is present. Based on the most recent impairment test conducted on October 1, 2005, the Company has concluded that there was no impairment of goodwill as of that date. The Company will assess the impairment of goodwill annually on October 1 or sooner if other indicators of impairment arise.
      Impairment of Long-Lived Assets — SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the review of the carrying value of long-lived assets when impairment indicators arise. The review of these long-lived assets is based on factors including estimates of the future operating cash flows of our business. These future estimates are based on historical results, adjusted to reflect our best estimates of future market and operating conditions. Actual results may vary materially from our estimates, and accordingly may cause a full impairment of our long-lived assets.
      Income Taxes — Recognition of deferred tax assets and liabilities is provided for the expected future tax consequences of events that have already been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided against net deferred tax assets when it is more likely than not that such assets will not be realized.
      Taleo Contingent Accounts Receivable and Staffing Suppliers Payable — The staffing supplier companies that use Taleo Contingent to provide services to the Company’s customers do so under agreements whereby the Company is not obligated to pay the staffing suppliers unless payment is received by the Company from its customer. Customers of the Company remit the full amount of the invoice for contingent labor to the Company. The Company, after deducting its service fee, then remits payment to the staffing supplier. Receivables under such agreements totaled $0.4 million and $0.3 million as of December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the Company was obligated to remit within five business days approximately $0 and $0.2 million to staffing suppliers for amounts collected on their behalf. These amounts are included in accounts payable.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Allowance for Doubtful Accounts  — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. This allowance is established using estimates formulated by the Company’s management based upon factors such as the composition of the accounts receivable aging, historical bad debts, changes in payments patterns, customer creditworthiness, and current economic trends. Following is a summary of the activity in the allowance for doubtful accounts:

	2005	2004	2003

Balance, beginning of year	$150	$50	$48
Provision charged to expense	225	100	2
Write-offs charged against allowance	(25)	—	—

Balance, end of year	$350	$150	$50

      Cash and Cash Equivalents — The Company defines cash and cash equivalents as cash and highly liquid investments with maturity of three months or less when purchased.
      Restricted Cash — The Company’s restricted cash balance of $2,046 at December 31, 2005 consists of three certificates of deposit in the amounts of $143, $55, and $27 plus interest, and three highly liquid investment accounts for $1,299, $508, and $14. The three certificates of deposit collateralize two letters of credit issued to the Company’s landlords as security deposits. The certificates of deposit bear interest at rates ranging from 1.75% to 3% and renew annually on July 4th, March 24th, and April 1st. Balances in the investment accounts have been designated for payment to the former stockholders of Recruitforce.com Inc., and are disbursed in accordance with the terms of the purchase agreement. Interest earned on these accounts is payable to the former stockholders of Recruitforce.com, Inc. (See Note 4).
      Concentration of Credit and Market Risk — Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable and debt. The Company maintains substantially all of its cash in financial institutions that are believed to have earned the highest possible credit ratings and represent minimal risk of loss of principal. The Company grants credit to customers in the ordinary course of business and provides a reserve when necessary for potential credit losses. Such losses have been within management’s expectations and have been immaterial. The Company is not exposed to any material credit concentration risk. A portion of the Company’s revenues and expenses are generated in Canadian dollars as well as other foreign currencies and, as a result, the Company is exposed to market risks from changes in foreign currency exchange rates. Certain debt of the Company is denominated in Canadian dollars for which the Company is exposed to market risk.
      Fair Value of Financial Instruments — The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short term marketable securities, restricted cash, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of capital lease obligations approximates fair value.
      Foreign Currency Translation — The U.S. dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates. Application revenues from service contracts are translated into U.S. dollars at the exchange rate in effect at the billing dates when revenue is deferred. Other income and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated comprehensive income. Gains or losses, whether realized or unrealized, due to transactions in foreign

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
currencies are reflected in the consolidated statements of operations. Amounts included in the statements of operations for exchange (losses) and gains were $(416), $65 and $(62) in 2005, 2004 and 2003, respectively.
      Property and Equipment — Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets or, for leasehold improvements, the shorter of lease term or useful life of the asset. The following table presents the estimated useful lives of the Company’s property and equipment:

Computer hardware and software	3 to 5 years
Furniture and equipment	5 years
Leasehold improvements	shorter of lease term or useful life of asset
      Investment Credits — The Company participates in a special government program in Quebec that provides investment credits based upon qualifying research and development expenditures including capital equipment purchases. The Company has participated in the program for six years, and management expects that the Company will continue to be eligible to earn these investment credits through September 2008 when the program is scheduled to end. The credits are estimated and recognized when the expenditures are made. The credits earned are reported as a reduction of related research and development expense, or as a deferred cost of the acquired capital equipment, in the year incurred. During the years ended December 31, 2005, 2004 and 2003, approximately $2.1 million, $2.4 million and $1.8 million, respectively, have been recorded as a reduction of research and development expenses. There were no reimbursements associated with capital equipment purchases for the years ended December 31, 2005, 2004 and 2003.
      Advertising Expense — The cost of advertising is expensed as incurred. Advertising costs were approximately $0.5 million, $0.1 million, and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      Product and Software Development Costs — The Company accounts for software development costs under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Therefore, the Company capitalizes certain software development costs after technological feasibility of the product has been established. Such costs have been insignificant to date, and accordingly, no costs were capitalized in 2005, 2004 or 2003.
      Stock-Based Compensation — The Company accounts for employee and director stock option grants using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which does not require the recognition of compensation expense for options granted to employees and directors with exercise prices equal to the fair value of the common stock at the date of grant.
      On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” that requires companies to expense the fair value of employee stock options and similar awards. The effective date of SFAS 123R was subsequently amended by the Securities and Exchange Commission and is effective for the Company January 1, 2006. The Statement requires entities to recognize compensation cost for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). The effect of this pronouncement on the Company’s results of operations will be material. The Company is continuing to evaluate the effect that the adoption of SFAS 123R will have on its financial position and results of operations. The Company expect that its adoption of SFAS 123R will adversely affect its operating results to some extent in future periods. However, uncertainties, including the Company’s stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that will be incurred in future periods will be similar to the SFAS No. 123 pro forma expense disclosed below. The historic pro forma

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effect is disclosed below. For purposes of pro forma disclosures, the estimated fair value of options (as determined using the Black-Scholes option-pricing model) is amortized to pro forma expense on a straight line basis over the vesting period of the option. Had compensation expense from the Company’s plan been determined consistent with SFAS No. 123 for employee stock awards, net loss would have been approximately as follows at December 31 (in thousands, except per share data):

	Year Ended December 31,

	2005	2004	2003

Net loss attributable to common stockholders:
As reported	$(5,479)	$(9,025)	$(4,052)
Add: Employee stock-based compensation expense included in reported net loss	13	246	104
Deduct: Stock-based compensation expense determined under fair value based method for employee awards	(3,438)	(1,637)	(1,379)

Pro-forma	$(8,904)	$(10,416)	$(5,327)

Basic and diluted loss per share:
As reported	$(1.19)	$(161.16)	$(162.08)

Pro forma	$(1.93)	$(186.01)	$(213.08)

      The weighted average fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2005, 2004 and 2003, respectively:

	Year Ended December 31,

	2005	2004	2003

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	70.5 to 79%	68 to 79%	68%
Risk-free interest rate	3.1 to 4.07%	2.72 to 3.10%	2.72%
Expected life (in years)	4	4 to 5	5
Weighted average exercise price of options granted	$13.58	16.25	3.00
Weighted average fair value of option granted	$7.81	$8.22	$1.75
      The Company has accounted for forfeitures under SFAS No. 123 as they occurred.
      Stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which generally requires the value of the options to be periodically remeasured and charged to expense as they are earned over the performance period. The fair value of the options is determined using the Black-Scholes model or the fair value of the services, whichever is more readily determinable.
      Comprehensive Income (Loss) — Comprehensive income (loss) includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive income or loss are the cumulative translation adjustments related to the net assets of the operations of the Company’s foreign subsidiaries. These adjustments are accumulated within the consolidated statements of stockholders’ equity under the caption “Accumulated other comprehensive income.” Comprehensive loss for the years ended December 31, 2005, 2004 and 2003, was approximately $2.2 million, $5.9 million and $0.8 million, respectively.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Business Combinations

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
      The Company acquired 100% of the outstanding stock of Recruitforce for approximately $3.9 million in cash, including acquisition related costs. The payment terms for the acquisition were $1.0 million at the date of acquisition with the balance paid 90 days after that date, subject to customary escrow provisions. As a result of the acquisition and the allocation of the purchase price, intangible assets of approximately $3.8 million were recorded as identified in the table below. Goodwill of $3.1 million relates to product synergies and value associated with being able to leverage the sales capability of the Company’s sales team to (i) market the acquired product lines and (ii) target the Recruitforce market segment. During the twelve months ended December 31, 2005, the Company did not record any in-process research and development charges in connection with the acquisition.
      The following table summarizes the fair values of the Recruitforce assets acquired and the liabilities assumed at the date of acquisition.

Description	Amount	Assigned Life

Goodwill	$3,051	—
Existing technology	623	5 years
Customer relationships	93	5 years

	3,767
Cash acquired	51
Other assets	222
Liabilities assumed	(136)

Total purchase price	$3,904

      The excess of the purchase price over the fair value of the identifiable net assets acquired of approximately $3.1 million was allocated to goodwill. The amount paid for goodwill is not deductible for tax purposes.
      The Company has not presented pro forma financial statements for this acquisition, as the pre-acquisition operations of Recruitforce were immaterial. Concurrent with the acquisition, the Company entered into employment and noncompetition agreements with two selling shareholders of Recruitforce. Each employment agreement covers a period of two years with payments made annually on the anniversary of the effective date of the agreement. Total compensation associated with these agreements approximates $1.4 million and includes forfeiture rights should either agreement be terminated due to cause or without good reason (as defined in the employment agreement). The Company is recording compensation expense ratably over the terms of the agreements. The Company recognized compensation expense of $458 for the twelve months ended December 31, 2005 under the agreements. Recruitforce’s results have been included in the Company’s Consolidated Statement of Operations beginning on the date of acquisition forward.

Acquisition of White Amber, Inc.
      On October 21, 2003, the Company acquired White Amber, Inc., an application service provider of a solution used to manage the procurement and processing of temporary staff. This acquisition was made to

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
augment the Company’s existing solutions for permanent employees with a complementary solution for the procurement and management of contingent workers. The operating results of White Amber are included in the consolidated statement of operations from the acquisition date. The purchase price totaled $6.6 million, which consisted of 10,624,723 shares, excluding additional shares issuable or contingently issuable, of Series D Convertible Preferred Stock (representing 1,770,779 shares of Class A Common Stock on an as-converted basis) valued at $5.8 million, warrants assumed and stock options issued valued at $0.5 million, and cash related acquisition costs of $0.3 million.
      Under the terms of the acquisition of White Amber, additional shares could become issuable as consideration for the acquisition in two circumstances. The first circumstance related to 1,393,792 shares of Series D Preferred Stock that would have been issued if the revenue derived from a specific customer achieved defined minimum levels during the three-month period ended August 31, 2004. This condition was not met and these shares were not be issued.
      The second circumstance relates to forfeitures of stock options under the White Amber Stock Option Plan (see Note 11). The Company reserved 206,487 shares of Class A Common Stock, after conversion from Series D Preferred Stock, for issuance to employees of White Amber. To the extent that employees forfeited these options for any reason prior to October 2006, the reserved Series D Preferred Shares underlying the forfeited options would be issued to former shareholders of White Amber. Following the Company’s IPO, the options under this plan will be settled with Class A Common Stock of the Company.
      At December 31, 2005, there was a maximum of 205,296 Class A Common Shares issuable under this provision. During the twelve months ended December 31, 2005, 1,569 Class A Common Shares became issuable as a result of forfeitures, resulting in a total of 24,645 shares issuable as a result of forfeitures from the date of acquisition to December 31, 2005. Such shares were issued in March 2006. The additional shares issued under this provision to the selling White Amber stockholders increase the purchase price and are classified as additional goodwill as such shares are issued.
      The following table summarizes the fair values of the White Amber assets acquired and the liabilities assumed at the date of acquisition.

Description	Amount	Life

Purchased in-process research and development	$150
Goodwill	2,896	—
Existing technology	1,688	3 years
Customer relationships	874	3 years

	5,608
Cash acquired	3,389
Other assets	2,201
Liabilities assumed	(4,552)

Total purchase price	$6,646

      The amount paid for goodwill is not deductible for tax purposes.
      The allocation of purchase price was based on estimates of the fair value of the net assets acquired. The fair market value of significant intangible assets acquired was determined by management. In determining the purchase price allocation to intangibles, the Company considered the present value calculation of income, an analysis of project accomplishments and remaining outstanding items and an assessment of overall contributions, as well as project risks.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The value assigned to purchased in-process technology was determined using an income approach by estimating the costs to develop the acquired technologies into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present values. The revenue projections used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from the projects are based on estimates of cost of sales, operating expenses and income taxes from the projects. The rates utilized to discount the net cash flows to their present value were based on estimated costs of capital. Due to the nature of the forecasts and the risks associated with the projected growth and profitability of the development projects, a discount rate of 25% was considered appropriate for the in-process research and development. Risks related to the completion of technology under development include the inherent difficulties and uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the effect of potential changes in future target markets. The estimated cost to complete the in-process technology projects was $320 and the projects were completed in February 2004. During 2004, goodwill recorded in connection with the acquisition was reduced by $109 due to management’s finalization of the valuations of the net assets acquired. During 2005, goodwill recorded in connection with the acquisition was increased by $68 due to the fair value of contingent shares issuable pursuant to the Company’s initial public offering discussed above.

5.	Intangible Assets and Goodwill
      The Company has recorded the following balances for acquired intangible assets and goodwill as at December 31, 2005 and December 31, 2004.
      A summary of acquired intangible assets is as follows:

		As of December 31,		As of December 31,
		2005		2004

	Weighted Average	Gross		Gross
	Period of	Carrying	Accumulated	Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization

	(In thousands)
Identifiable intangible assets:
Existing technology	3.5 years	$2,311	$(1,335)	$1,688	$(672)
Customer relationships	3.2 years	967	(654)	874	(347)

Subtotal		3,278	(1,989)	2,562	(1,019)
Goodwill	—	5,947	—	2,828	—

Total		$9,225	$(1,989)	$5,390	$(1,019)

      During the fiscal year ended December 31, 2005, the Company’s goodwill increased as a result of its acquisition of Recruitforce.com, Inc. and as a result of contingent shares becoming issuable in connection with the acquisition of White Amber. See Note 4 above for additional information regarding our acquisition of Recruitforce.com, Inc. and White Amber. There were no other changes to the carrying amount of goodwill due to acquisitions or impairment.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense for intangible assets was $969, $854 and $165 for 2005, 2004 and 2003, respectively. The estimated amortization expense for intangible assets for the five succeeding fiscal years is as follows:

(In thousands)
Estimated Amortization Expense:
2006	$834
2007	143
2008	143
2009	143
2010	26

6.	Property and Equipment
      Property and equipment consists of the following at December 31:

	2005	2004

Computer hardware and software	$12,687	$13,442
Furniture and equipment	2,324	1,830
Leasehold improvements	1,206	1,070

	16,217	16,342
Less accumulated depreciation and amortization	(9,088)	(9,441)

Total	$7,129	$6,901

      Property and equipment included capital leases totaling $1,003 and $952 at December 31, 2005 and 2004, respectively. All of the capital leases are included in computer hardware and software. Accumulated amortization relating to property and equipment under capital leases totaled $536 and $199, respectively, at December 31, 2005 and 2004. Depreciation and amortization expense, including amortization of assets under capital leases, was $3,883, $3,533 and $3,038 for the years ended December 31, 2005, 2004 and 2003 respectively.

7.	Other Assets
      Other assets consists of the following (in thousands):

	2005	2004

Deferred costs relating to initial public offering of common stock	$—	$1,974
Other	283	428

	$283	$2,402

      Deferred costs related to initial public offering were offset against net proceeds received by the Company upon completing the offering as described in Note 11 — Common Stock.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accounts Payable and Accrued Liabilities
      Accounts payable and accrued expenses consists of the following (in thousands):

	2005	2004

Accrued compensation	$5,205	$3,838
Accounts payable	3,698	1,768
Payable to staffing suppliers	—	159
Other	4,160	3,972

	$13,063	$9,737

9.	Debt Refinancing
      The Company had historically maintained a financing arrangement with National Bank of Canada. This agreement had been in place since 1999, as renewed and amended. The Company repaid all amounts owed to National Bank of Canada on April 25, 2005, and the Company entered into a new loan arrangement with Goldman Sachs Specialty Lending Group, L.P. (“Goldman Sachs”).
      Under the term loan with Goldman Sachs, which closed on April 25, 2005, the Company received net proceeds of approximately $19.3 million, and had gross debt outstanding of $20.0 million, the difference being debt issuance costs that were to be amortized to interest expense over the life of the term loan. The term loan earned interest at LIBOR plus 6.0% and interest payments were due monthly. Mandatory earlier payment of the loan was provided for under certain circumstances including the issuance of equity securities. Additionally, the term loan may have been voluntarily prepaid by the Company; if prepaid, certain premiums were required to be paid in addition to the repayment of the principal. The term loan was collateralized by a substantial majority of the Company’s assets, including the intellectual property. The Company was subject to certain covenants in order to maintain this term loan.
      Following completion of its initial public offering, on October 5, 2005 the Company repaid the amounts due under the Goldman Sachs term loan. As a result of the loan repayment, the unamortized portion of the deferred financing costs of $695 was recorded as an extinguishment charge in the fourth quarter of 2005. The total extinguishment charge amounts to $2.3 million. The payment of principal and penalties related to early extinguishment is summarized as follows:

Principal	$19,000
Prepayment penalty	950
Yield maintenance penalty	620

Total	$20,570

      The Company concluded that mandatory earlier repayment (put option) of the loan triggered upon the completion of its IPO represented an embedded derivative instrument as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and needed to be accounted for separately. The Company valued the put option by measuring its theoretical maximum value, measured as the sum of the prepayment penalty and the yield maintenance penalty on the valuation date, and then adjusted the value based an assigned probability to reflect the conditionality of the option. The Company determined that the fair value of the derivative on the date of the issuance and at June 30, 2005 was not material. As of September 30, 2005, the Company determined that there had been an increase in the value of the derivative to $1.570 million based on the exercise of the option following the initial public offering of the Company’s common stock on NASDAQ in September 2005. The increase in the value of the derivative was reflected in interest expense for the quarter ended September 30, 2005.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Preferred Stock
      At December 31, 2005 and 2004, preferred stock consisted of (dollars in thousands):

	2005			2004

		Issued and	Liquidation		Issued and	Liquidation
	Authorized	Outstanding	Preference	Authorized	Outstanding	Preference

Series A Convertible	—	—	—	6,350,400	—	$—
Series B Convertible	—	—	—	7,132,441	7,132,441	10,000
Series C Redeemable Convertible	—	—	—	52,112,931	52,112,931	33,619
Series D Convertible	—	—	—	13,937,924	10,624,723	6,342

				79,533,696	69,870,095	$49,961

      In conjunction with the initial public offering of common stock of the Company (see Note 11), 69,877,241 outstanding shares of preferred stock, plus 4,136,489 shares issuable under antidilution provisions converted into 12,335,598 shares of Class A Common Stock as a result of the IPO. Also upon completion of the IPO, the Company issued 841,124 shares of Class A common stock in lieu of payment on a portion of accrued dividends on outstanding preferred stock, based on the initial public offering price of $14.00 share. The amount paid in cash for accrued dividends was $223 relating to certain Series D preferred shares.
      Prior to the conversion of the Preferred Stock into Class A Common Stock of the Company, the rights and preferences of the Preferred Stock were as follows:

Voting — Holders of the Preferred Stock were entitled to one vote for each share of Preferred Stock held. The holders of the Preferred Stock had protective provisions that require majority or two-thirds approval for certain corporate actions, including changing the rights and privileges of the Preferred Stock. Upon the conversion of the Preferred Stock, the protective provisions were eliminated.

Conversion — At the option of the holder, each share of Preferred Stock was convertible into Class A Common Stock at a rate equal to the issuance price (CAD $0.31 per share for Series A Preferred Stock, $1.40 per share for the Series B Preferred Stock, and $0.49 per share for each of the Series C Preferred Stock and Series D Preferred Stock) divided by the conversion ratio then in effect. In addition, all accrued dividends could be converted into either cash or shares of Class A Common Stock at the option of the holder based on the fair market value on the date of conversion as determined by the Company’s Board of Directors.

Immediately following the completion of the Company’s initial public offering on October 4, 2005, all of the Company’s preferred stock was converted into Class A Common Stock.

Dividends — The holders of the Series A Preferred Stock had non-cumulative dividend rights equal to that of the common stockholders. The holders of the Series B Preferred Stock were entitled to a dividend equal to 6.95% per year, when and if declared by the Board of Directors. Such rights were non-cumulative. The holders of the Series C Preferred Stock and Series D Preferred Stock were entitled to a dividend equal to 8.00% per year compounded annually. The right to such dividends on the Series C Preferred Stock and the Series D Preferred Stock were cumulative and accrued whether or not declared by the Board of Directors. These dividends were paid out in cash and in Class A Common Stock upon the completion of our initial public offering.

Liquidation — The claims of the holders of the Series A Preferred Stock were subject to the prior liquidation rights of the Series B Preferred Stock, the Series C Preferred Stock, and the Series D Preferred Stock and the claims of the holders of the Series B Preferred Stock were subject to the prior

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liquidation rights of the Series C Preferred Stock and the Series D Preferred Stock. These liquidation rights were eliminated upon the conversion of Preferred Stock into Class A Common Stock.

Redemption — Subsequent to December 31, 2004, the Company’s certificate of incorporation was amended such that the redemption dates were changed. Under the revised certificate of incorporation, at the election of the holders of the Series C Preferred Stock, the Company was obligated to redeem shares in three equal annual installments beginning on October 25, 2008 and ending on October 25, 2010 at a redemption price equal to $0.49 per share plus accrued and unpaid dividends on the shares redeemed. The Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock had no redemption rights except in a change in control, liquidation, or dissolution of the Company. These redemption rights were eliminated upon the conversion of Preferred Stock into Class A Common Stock.

Investor Rights — The holders of the Preferred Stock and common stock are subject to an investor rights agreement dated October 21, 2003 (the “Investor Rights Agreement”). The terms of the Investor Rights Agreement provide the stockholders who previously held our preferred stock with certain rights in regard to those shares, including registration rights, demand registration rights, piggy-back registration rights, transfer restrictions, rights of first refusal on Company issuances and restricted share transactions, co-sale or drag-along rights, and other investor rights and obligations, as described in the Investor Rights Agreement. The registration rights set forth in the Investor Rights Agreement continue beyond our initial public offering, but the majority of the other rights described above terminated upon the conclusion of our initial public offering.

Preferred Stock Warrants
      Following the Company’s initial public offering, all outstanding preferred stock warrants converted into warrants to acquire Class A Common Stock of the Company. These amounts are discussed in Note 11 — Common Stock.

11.	Common Stock
      On October 4, 2005, the Company completed its initial public offering of 6,700,000 shares of common stock at a price of $14.00 per share. The Company sold 5,360,000 shares and certain stockholders of the Company sold 1,340,000 shares in this offering. Upon the closing of the offering, the Company received net proceeds, after deducting underwriting discounts and commissions of $69.8 million. After deducting $3.9 million of other costs incurred in connection with the offering, the net proceeds were approximately $65.9 million. Simultaneous with the completion of the IPO, 69,877,241 outstanding shares of preferred stock plus 4,136,489 shares issuable under Series B Preferred Stock antidilution provisions converted into 12,335,598 shares of Class A Common Stock. Also upon completion of the IPO, the Company issued 841,124 shares of Class A common stock in lieu of payment of accreted dividends on the outstanding preferred stock based on the initial public offering price of $14.00 share. The amount paid in cash for dividends was $223.

Class A Common Stock
      Holders of the Class A Common Stock are entitled to one vote for each share of Class A Common Stock held.

Class B Common Stock and Exchangeable Shares
      In November 1999, the Company entered into an exchangeable share transaction with 9090-5415 Quebec Inc., formerly known as Viasite Inc., a corporation organized under the laws of Quebec, Canada. In connection with this transaction, the Company received 1,000 Class A common shares of 9090-5415

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Quebec Inc for nominal cash consideration. The remaining shares of 9090-5415 Quebec Inc. consist of two classes of non-voting exchangeable shares and one class of preferred voting shares which, although originally issued, were cancelled in January 2000.
      The first class consists of 17,879,362 Class A Preferred Exchangeable Shares (“Common Exchangeables”) entitling the holder to exchange each share for one sixth of a share of the Company’s Class A Common Stock. The second class consists of 6,350,400 Class B Preferred Exchangeable Shares (“Preferred Exchangeables”) that entitled the holder to exchange each share for one sixth of a share of the Company’s Series A Preferred Shares.
      As a result of the closing of the company’s initial public offering of its Class A Common Stock, the Preferred Exchangeables now entitle the holders of these shares to exchange each share for one sixth of a share of the Company’s Class A Common Stock directly In addition, holders of all classes of exchangeable shares are party to an agreement which entitles them to the economic equivalent of dividends declared on Class A Common Stock without requiring them to actually exchange their shares. However until the time that such shares are exchanged for the Company’s Class A common stock, amounts associated with the Preferred Exchangeables will be classified outside of stockholders equity.
      The holders of exchangeable shares also hold Class B Common Stock of the Company. The holders of Class B Common Stock are entitled to one vote for each share of Class B Common Stock held and vote as a single class with Class A Common Stock. The Class B Common Stock is redeemable for $0.00001 per share at the time that either the Common Exchangeables or Preferred Exchangeables are exchanged for Class A Common Stock. The redemption feature ensures that holders of exchangeable shares do not get double voting rights following an exchange of their shares, once by virtue of holding class B common shares, and once by virtue of holding class A common shares.
      Class B Common Stock was created in order to allow holders of exchangeable shares the ability to vote as if they had exchanged their exchangeable shares without having to exchange such shares. Holders of Class B Common Stock are not entitled to any substantive rights, economic or otherwise, as a result of their ownership of Class B Common Stock without consideration of the exchangeable shares of 9090-5415 Quebec, Inc. The holders of all classes of exchangeable shares may elect, or the Company may require them, to exchange their exchangeable shares. If all classes of exchangeable shares were exchanged, it would result in the issuance of 4,038,287 shares of the Company’s Class A Common Stock and the redemption of 4,038,287 shares of the Company’s Class B Common Stock. No exchangeable shares were exchanged in 2005 or prior years.

Class A Common Stock Warrants
      In January 2000, the Company entered into a professional services agreement for marketing services with an affiliate of a stockholder. The service provider was also affiliated with a member of the Company’s Board of Directors. In consideration of this services agreement, the Company granted a warrant to purchase 481,921 shares of Class A Common Stock at an exercise price equal to $3.66 per share. The service agreement had a term of one year, and the warrant is fully vested and was initially exercisable at any time from the date of grant through the earlier of (a) January 25, 2005 or (b) a closing of an initial public offering of the Company’s common stock. The fair value of the warrant, estimated to be $2.8 million, was charged to marketing expense during the year ended December 31, 2000. In connection with the settlement of certain litigation in November 2004, the Company agreed to modify the terms of this warrant, by extending the warrant’s expiration date to January 25, 2007. The modification of this warrant resulted in the Company recording a charge of approximately $0.2 million, based on the fair value of the modified warrant as compared to the original warrant terms. In determining the fair values under the Black-Scholes method the company used an expected life of 2.25 years; stock volatility of 68%; a risk-free interest rate of 2.72%; and no dividend payments during the expected term. This warrant remains outstanding as of December 31, 2005.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In November 2001, the Company granted a fully vested warrant to purchase 2,583 shares of Class A Common Stock at an exercise price equal to $3.00 per share in consideration of past services provided by a consultant. The warrant is exercisable at any time from the grant date through the earlier of (a) November 20, 2006, (b) a closing of an initial public offering of the Company’s common stock or (c) a change of control of the Company. The fair value of the warrant at the date of issue, estimated to be $6, was charged to selling and marketing expense during the year ended December 31, 2001. The fair value of the warrants was based on the fair market value of the services rendered to the Company. This warrant was exercised during the year ended December 31, 2005.
      In March 2005, the Company granted a fully vested warrant to purchase 41,667 shares of Class A Common Stock at an exercise price equal to $13.50 per share in consideration of recruitment services provided by an external agency. The warrant is exercisable at any time from the grant date through the earlier of (a) March 14, 2010 or (b) a change of control of the Company. The fair value of the warrant at the date of issue, estimated to be $366, was charged to general and administrative expense during the year ended December 31, 2005. The value of the warrant was calculated using the Black-Scholes method with the following weighted-average assumptions: expected life of 5 years; stock volatility of 79%; risk-free interest rate of 3.1%; and no dividend payments during the expected term. This warrant remains outstanding as of December 31, 2005.
      In connection with the acquisition of White Amber, the Company assumed warrants previously issued by White Amber that enabled two existing White Amber warrant holders to purchase 680,472 shares of Series D Preferred Stock at an exercise price equal to $1.23 per share. Concurrent with the initial public offering of the Company, these were converted into warrants to acquire 113,411 Class A Common Stock at an exercise price equal to $7.38. These warrants are fully exercisable. The fair value of these warrants at the time of acquisition was $0.3 million; this amount was included in the purchase price of White Amber (Note 4). The Company’s calculations were made using the Black-Scholes method with the following weighted-average assumptions: expected life of 7.87 years; stock volatility of 72%; risk-free interest rate of 3.6%; and no dividend payments during the expected term.
      One of these holders holds a series of warrants for a total of 97,996 shares of Class A Common Stock. These warrants have a life equal to the lesser of (a) 10 years from the original date of issuance, or (b) a three to five year period from the effective date of an initial public offering of the Company. Given that the Company completed an initial public offering with an effective date of October 4, 2005, these warrants will expire as follows: 3,334 expire three years from that date, while the remaining 94,662 shares expire five years from that date.
      The other holder holds a warrant for the purchase of 15,415 shares of Class A Common Stock that has a life equal to the lesser of (a) seven years from its original date of issuance, or (b) five years from the effective date of an initial public offering of the Company. The warrant will expire in 2010.

Class A Common Stock Option Plans
      As of December 31, 2005, the Company has reserved 4,851,508 shares of authorized but unissued Class A Common Stock for issuance under four stock option plans. Of these shares, 4,451,508 shares were authorized under the three plans approved by the Board of Directors in 1999 and 2004. In addition, 400,000 shares were authorized by the Board of Directors in August 2005 under a new stock option plan. Options to purchase Class A common stock may be granted to employees, directors, and certain consultants. Options are subject to the vesting provisions associated with each grant, generally vesting one-fourth on the first anniversary of the grant and ratably thereafter for the following 36 months.
      At December 31, 2005, 637,882 shares were available for future grants under all four plans.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents a summary of the Class A Common Stock option activity since December 31, 2002, and related information:

	Number of	Weighted-Average
	Options	Exercise Price

Outstanding — December 31, 2002	2,060,046	3.01
Granted	571,308	3.00
Exercised	(22,184)	1.31
Forfeited	(136,495)	2.89

Outstanding — December 31, 2003	2,472,675	3.02
Granted	697,256	16.25
Exercised	(30,120)	3.55
Forfeited	(114,871)	6.20

Outstanding — December 31, 2004	3,024,940	$5.95
Granted	1,634,942	13.58
Exercised	(148,351)	3.30
Forfeited	(297,905)	9.09

Outstanding — December 31, 2005	4,213,626	$8.78

      The Company has granted stock options to employees during 2005, 2004 and 2003 at exercise prices greater than or equal to the fair value of the Class A Common Stock at the time of grant. Prior to the Company’s initial public offering, the fair value of the Class A Common Stock has been determined by the Board of Directors of the Company at each stock option measurement date based on a variety of different factors including the Company’s financial position and historical financial performance, the status of technological developments within the Company, the composition and ability of the current engineering and management team, an evaluation and benchmark of the Company’s competition, the current climate in the marketplace, arms length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others. Subsequent to our initial public offering, the Board of Directors of the Company authorized grants of stock options with an exercise price per share equivalent to the quoted market price the Company’s publicly traded common stock on the date of each grant.
      During 2001 and 2003, the Company awarded stock options to purchase 2,000 and 27,332 shares, respectively, of Class A Common Stock to certain of its consultants. The stock options have an exercise price of $3.00 per share and ten-year terms from their issue dates. The options issued in 2001 were subject to a vesting period of three years and were fully vested in January 2004, the options issued in 2003 are subject to a vesting period of four years. Of the options issued in 2003, 25,666 have expired or been exercised in 2004; 1,666 remain outstanding as of December 31, 2005 and will be fully vested by February 2007. The awards are being accounted for in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or In Conjunction with Selling, Goods or Services.” The amount charged to expense was $6, $93 and $10 for the years ended December 31, 2005, 2004 and 2003 respectively.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes stock options outstanding at December 31, 2005:

		Weighted-Average
	Number of	Remaining	Number of
	Options	Contractual Life	Options
Exercise Price	Outstanding	(Years)	Exercisable

$ 0.12	29,400	2.8	29,400
0.60	147,000	3.2	147,000
1.26	1,998	3.3	1,998
1.92	44,326	3.7	44,326
3.00	1,554,246	5.6	1,466,842
3.84	118,469	3.8	118,469
5.70	147,475	4.5	147,475
12.00	90,363	9.8	—
13.50	1,159,375	9.2	78,708
13.75	143,330	10.0	—
14.00	458,683	9.7	1,527
18.00	318,961	8.3	158,751

December 31, 2005	4,213,626	7.3	2,194,496

December 31, 2004	3,024,940		2,065,844

      The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

	Options	Weighted-Average
	Exercisable	Exercise Price

December 31, 2005	2,194,496	$4.47
December 31, 2004	2,065,844	$3.16

White Amber Stock Option Plan
      In addition to the above, the Company has reserved 205,296 shares of authorized but unissued Class A common stock for issuance under a stock option plan (the “White Amber Option Plan”) that was approved by the Board of Directors in 2003, in connection with the acquisition of White Amber (Note 4). Options to purchase 206,487 shares at $0.78 per share were issued under the White Amber Option Plan in 2003. The fair value of these options was determined to be approximately $0.6 million utilizing the Black-Scholes Option Pricing Model, $0.2 million of which was recorded as part of the purchase price of White Amber and the balance of $0.4 million was recorded as deferred stock-based compensation to be amortized over the respective vesting period of the awards. No further issuances may be made from this plan. Options under the White Amber Option Plan have a ten-year life, with 7.81 years remaining life as of December 31, 2005.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Options under the White Amber Stock Option Plan are subject to the vesting provisions associated with each grant, and generally calls for 25% vesting upon issuance, with future vesting over defined periods for the remaining shares. The following schedule summarizes the activity relating to the White Amber Option Plan:

	Number of	Weighted-Average
	Options	Exercise Price

Outstanding — December 31, 2002	—	$—
Assumed on acquisition of White Amber	206,487	0.78

Outstanding — December 31, 2003	206,487	0.78
Granted	—	—
Exercised	—	—
Forfeited	(23,076)	0.78

Outstanding — December 31, 2004	183,411	0.78
Granted	—	—
Exercised	(1,191)	0.78
Forfeited	(1,569)	0.78

Outstanding — December 31, 2005	180,651	$0.78

      The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

	Options	Weighted-Average
	Exercisable	Exercise Price

December 31, 2005	171,857	$0.78
December 31, 2004	167,814	$0.78
      Based on the forfeiture of certain of the White Amber plan options, additional shares will be issued under the terms of the acquisition agreement of White Amber. See Note 4 for further discussion of these shares that are issuable as of December 31, 2005.

Employee Stock Purchase Plan
      As of December 31, 2005, the Company has reserved 500,000 shares of Class A Common Stock for issuance under its 2004 Employee Stock Purchase Plan. The Employee Stock Purchase Plan has been approved by the Company’s board of directors and stockholders, but no shares have been issued pursuant to the plan. Under the Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during 6 month offering periods with purchase dates at the end of each offering period (periods are anticipated to begin each May and November). Shares will be purchased through employees’ payroll deductions, up to a maximum of 10% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than 10,000 shares per offering or $25 worth of common stock in any one calendar year.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserved Shares of Common Stock
      The Company has reserved the following number of shares of Class A Common Stock as of December 31, 2005 for the exchange of Exchangeable Shares and exercise of stock options and warrants:

Exchange of Exchangeable Shares and redemption of Class B Common Stock	4,038,287
Class A Common Stock Option Plans	4,851,508
White Amber Stock Option Plan	205,296
Employee Stock Purchase Plan	500,000
Warrants	637,000

10,232,091

12.	Related-Party Transactions
      In addition to related-party transactions described in Note 11, the Company entered into the following related-party transactions:
      The Company paid approximately $1.8 million, $0.4 million and $0.3 million, during the years ended December 31, 2005, 2004 and 2003, respectively, for professional services provided by a law firm in which one of the members of the Company’s Board of Directors is a member of the firm. Amounts payable to this related party were $0.6 million and $0.9 million as at December 31, 2005 and 2004, respectively.
      During 2003, the Company paid $43 to an individual for consulting services. Subsequent to these services being provided this individual became a member of the Board of Directors of the Company.

13.	Income Taxes
      The Company recorded an income tax provision of $4 for the year ended December 31, 2005, an income tax benefit of $(11) for the year ended December 31, 2004, and an income tax provision of $89 for the year ended December 31, 2003. Included in the 2003 income tax provision was approximately $54 related to income taxes in the state of California as there were no operating loss carry forwards available to offset the 2003 income and $35 in U.S. Federal alternative minimum tax, which may be credited against future federal income tax liabilities. The Company has determined that it is more likely than not that the alternative minimum tax credit will not be realized.
      The domestic and foreign components of (loss) income before provision for income taxes were as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

Domestic	$(5,120)	$(3,543)	$1,404
Foreign	2,629	(2,194)	(2,623)

	$(2,491)	$(5,737)	$(1,219)

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes is as follows: (in thousands)

	Year Ended December 31,

	2005	2004	2003

Current
Federal	$—	$—	$35
State	—	(9)	54
Foreign(1)	4	(2)	—

Total	$4	$(11)	$89

Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total	$—	$—	$—

Total provision (benefit) for income taxes	$4	$(11)	$89

(1)	Net of $1,062 tax benefit of foreign operating losses and other carryforwards in 2005.
      The reconciliation of income tax computed at statutory rates to the effective rate is as follows:

	2005	2004	2003

Federal tax at statutory rate	(34)%	(34)%	(34)%
State income taxes, net	(8)	(4)	(6)
Foreign tax rate differential	(3)	—	—
Permanent items	11	3	12
Change in valuation allowance	34	35	21

	—%	—%	(7)%

      The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2005	2004

Deferred tax assets:
Tax loss carry forwards	$14,104	$12,732
Reserves and accruals	708	590
Property and equipment	2,131	2,358
Warrants issued for services	1,323	1,219
Deferred revenue	42	—
Alternative Minimum Tax credit	35	35
Other, net	145	30

Total deferred tax assets	$18,488	$16,964

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004

Deferred tax liabilities:
Canadian investment credits	$(1,637)	$(796)
Acquired intangible assets	(489)	(586)
Deferred revenue	—	(69)

Total deferred tax liabilities	$(2,126)	$(1,451)

Net deferred tax asset	$16,362	$15,513
Valuation allowance	(16,362)	(15,513)

Deferred tax asset, net	$—	$—

      A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, because of the Company’s operating history, management has provided a valuation allowance for the full amount of the deferred tax asset due to the uncertainty of realization. The valuation allowance has increased by $0.8 million, $4.0 million and $1.2 million in each of 2005, 2004 and 2003, respectively. Upon reversal of the valuation allowance, $2.4 million would be reversed against goodwill as this amount relates to the valuation allowance established in the initial purchase price allocation of the Company’s acquisition of White Amber and Recruitforce.com.
      The Company has available for future periods U.S. federal tax operating loss carry forwards of approximately $29.3 million, which expire beginning in 2019 through 2025. In addition, the Company has approximately $302 of loss carryforwards associated with stock option deductions taken for tax purposes in 2005. When realized against future taxable income, the tax benefit of the stock option deduction will be recorded as an increase to additional paid-in capital. The net operating loss carry forwards may be subject to limitations provided in Internal Revenue Code (IRC) sections 382 and 383. The Company also has Canadian federal and provincial tax operating loss carry forwards of approximately $5.6 million, which expire beginning in 2005. Following is a summary of these operating loss carryforwards and the year of expiration:

Loss expiring during year
2006	$926
2007	$1,885
2008	$916
2009	$1,323
2010	$577

$5,627

      Additionally, the Company has a combined total of $3.5 million in operating loss carry forwards from all other jurisdictions in which it is subject to taxation.
      No provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries as such earnings are expected to be reinvested for the foreseeable future, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings in subsidiaries.
      Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenues and expenses between each of its legal entities that are located in several countries. The Company’s determinations include many decisions based on its knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
other third-parties. The Company is currently under examination by the Canada Revenue Agency (“CRA”) with respect to its assumptions and historical reporting relating to certain assets and transactions in which the CRA has proposed a reassessment of Cdn $9.4 million in respect of our 1999 tax year. We are in the process of disputing the reassessment. To the extent that the assumptions and historical reporting are determined to not be compliant with the regulations prescribed by the CRA, the Company may be subject to penalties and incremental income tax obligations. As the ultimate outcome of the examination is not known and due to the nature of the regulations, management cannot estimate an amount that is probable as to any future potential liability. If sufficient evidence becomes available allowing management to determine an estimable income tax liability, management will then apply net operating loss carryforwards and carrybacks to the extent available and reserve against any remaining balance due by recording additional income tax expense in the period the liability becomes probable and estimable.
      The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures. Based on the Company’s evaluation of current tax positions, the Company believes it has appropriately accounted for probable exposures.
      Potential exposures generally result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. The Company’s estimate of the amount of any required tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. The Company considers all future accumulated undistributed earnings of its non-US controlled subsidiaries to be indefinitely reinvested and as such, no deferred taxes have been recognized on such future earnings. It is not practical to estimate the taxes on such amounts.

14.	Commitments and Contingencies
      Operating Leases — The Company leases certain equipment, internet access services, and office facilities, under non-cancelable operating leases or long-term agreements. Rental expense under these agreements for the years ended December 31, 2005, 2004 and 2003 was approximately $6.1 million, $5.6 million and $3.2 million, respectively.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The minimum non-cancelable scheduled payments under these agreements are as follows (in thousands):

				Third		Total
				Party		Contractual
	Capital	Operating	Facility	Hosting	Other	Cash
	Leases	Leases	Leases(1)	Facilities	Contracts	Obligations

2006	$623	$3,898	$2,001	$651	$113	$7,286
2007	389	2,703	1,943	—	102	5,137
2008	18	662	1,307	—	13	2,000
2009	—	21	1,173	—	—	1,194
2010	—	—	968	—	—	968
2011	—	—	989	—	—	989
Thereafter	—	—	1,478	—	—	1,478

Total contractual cash obligations	1,030	$7,284	$9,859	$651	$228	$19,052

Less amounts representing interest	48
Present value of minimum lease payments under capital leases	982
Less current portion	583

	$399

(1)	includes amounts for facilities lease signed subsequent to December 31, 2005 as further described in Note 20 — Subsequent Events.
      See note 6 for additional information regarding capital leases.
      Litigation — The Company settled an employment termination dispute in March of 2005 for $42 and a payment dispute with a vendor for $31 in June of 2005. The Company is in various legal proceedings arising from the normal course of business activities. In the opinion of management, resolution of these proceedings is not expected to have a material adverse impact on the Company’s operating results or financial condition. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s future operating results or financial condition in a particular period.
      In addition to pending litigation the Company has received the following notices of potential claims. The holder of patent number 6,701,313B1 has verbally asserted that he believes our software products infringe upon his patent. Management has reviewed this matter and believes that the Company’s software products do not infringe any valid and enforceable claim of this patent. In addition, a competitor has written us to request that we enter into licensing discussions or advise them why we believe a functionality contained in some of our product offerings is not covered by their patent number 5,999,939. Management has reviewed this matter and believes that the Company’s software products do not infringe any valid and enforceable claim of this patent. The Company believes that this patent would apply, if at all, to an optional feature of our product offerings used by some of our customers. To date, we are not aware of any legal claim that has been filed against us regarding these matters, but we can give no assurance that claims will not be filed.
      Indemnification — The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally coterminous with the term of the arrangement. The maximum potential amount of future payments the Company could be

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
required to make under these indemnification agreements is in some cases is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.
      Certain of the Company’s agreements also include clauses whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for third party claims resulting from acts of the Company, the Company’s employees or subcontractors that result in bodily injury, property damage or other damages. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is in some cases is unlimited; however, the Company has general and umbrella insurance policies that would enable the recovery of a portion of many amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.
      The Company has entered into an agreement for use of its contingent staffing solution and services that contains broad indemnities that may obligate the Company to indemnify a certain customer for certain acts and claims asserted by contingent workers. Typically, Taleo has secured a cross indemnity in its contracts with the employers of such contingent workers that is equally broad or more broad than the indemnity obligations of Taleo to the customer. The Company has incurred $5 to settle one lawsuit related to this indemnification agreement. As a result, the Company believes the estimated fair value of this agreement is minimal.
      As permitted under Delaware corporate law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification is perpetual as to events or occurrences that take place while the director is, or was, serving at the request of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, director and officer insurance policy limits the Company’s exposure and enables the recovery of a portion of any future amounts paid. As a result of insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

15.	Employee Benefit Plans
      The Company maintains a 401(k) profit-sharing plan (the “401(k) Plan”) covering substantially all U.S. employees. Employees are eligible for a discretionary contribution from the Company based on each employee’s total contribution, not to exceed 6% of an employee’s compensation. The Company made no discretionary contributions to the 401(k) Plan during the years ended December 31, 2005, 2004 and 2003.

16.	Net Loss Per Share
      Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of Class A common shares outstanding during the period. Given that the Class B common shares do not have any economic rights, and in accordance with Statement of Financial Accounting Standards, or SFAS, No. 128 (“Earnings Per Share”) and Emerging Issues Task Force, or EITF, No. 03-6 (“Participating Securities and the Two Class Method under FASB Statement No. 128”), the Company has determined that basic earnings per share should be calculated based only on the outstanding Class A common shares. The Company has included 24,645 contingently issuable shares related to the acquisition of White Amber in its weighted-average number of Class A common outstanding for purposes of calculating net loss per share for the year ended December 31, 2005 from the date of closing of the Company’s initial public offering, October 4, 2005, as a result of the conversion of the contingently issuable shares from Series D Preferred Shares to Class A Common Stock. Until the conversion, these securities were antidilutive for the periods presented.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. However, during periods of net income, the earnings per share would be based on outstanding Class A Common Shares and Exchangeable Shares, since the latter are participating, but have no legal requirement to fund losses. Class B common shares are non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. Currently antidilutive securities, which consist of Exchangeable Shares, redeemable convertible preferred stock, stock options, and warrants that are not included in the diluted net loss per share calculation, aggregated on a weighted average share basis to 15,694,615, 18,635,598, and 15,142,858 for the years ended December 31, 2005, 2004, and 2003, respectively. The share counts in 2004 and 2003 take into account the conversion rights of all preferred stock. These counts in 2005 consider the conversion of the preferred stock into Class A Common Stock of the Company on October 4, 2005, the date of the Company’s initial public offering.
      A summary of the loss or earnings applicable to each class of common shares is as follows:

	Year Ended December 31,

	2005			2004			2003

	Class A	Class B		Class A	Class B		Class A	Class B
	Common	Common(1)	Total	Common	Common(1)	Total	Common	Common(1)	Total

Allocation of net loss	$(5,479)	—	$(5,479)	$(9,025)	—	$(9,025)	$(4,052)	—	$(4,052)
Weighted average shares outstanding	4,619	4,038		56	4,038		25	4,038
Net loss per share	$(1.19)			$(161.16)			$(162.08)

(1)	Class B common shares are non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. Exchangeable Shares are participating securities but are not presented in the table since the Company incurred losses for all reported periods and Exchangeable Shares have no legal requirement to fund such losses, making them antidilutive for all periods presented.

17.	Segment and Geographic Information
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
      The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies. The Company does not evaluate assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segment.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents a summary of operating segments (in thousands):

	Application	Consulting	Total

2003:
Revenue	$36,029	$7,606	$43,635
Contribution margin(1)	17,411	1,144	18,555
2004:
Revenue	49,010	9,640	58,650
Contribution margin(1)	18,451	1,364	19,815
2005:
Revenue	63,296	15,114	78,410
Contribution margin(1)	$30,190	$4,056	$34,246

(1)	The contribution margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.
      Profit Reconciliation (in thousands):

	Years Ended December 31,

	2005	2004	2003

Contribution margin for reportable segments	$34,246	$19,815	$18,555
Sales and marketing	(22,544)	(18,153)	(14,767)
General and administrative	(10,310)	(7,161)	(4,726)
Charge for in-process research and development	—	—	(150)
Restructuring charges	(804)	—
Interest and other income, expense, net	(3,079)	(238)	(131)

Loss before provision for income taxes	$(2,491)	$(5,737)	$(1,219)

      Geographic Information:

On January 1, 2005, the Company adopted a new intercompany distribution arrangement with its foreign subsidiaries. In connection with this arrangement and during the 2005 transition year, each subsidiary will be funded on a cost plus basis, with the exception of the Canadian operating subsidiary, which will continue to retain the revenue from sales generated in Canada net of a royalty paid to the Company for the right to use and distribute in Canada certain intellectual property owned by the Company. Research and development conducted by the Canadian operating subsidiary is funded on a cost plus basis in accordance with transfer pricing guidelines.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenue attributed to a country or region includes sales to multinational organizations and are based on the country of location of the contracting party. Revenues as a percentage of total revenues are as follows:

	United States	Canada	Europe	Other	Total

Year Ended December 31, 2003 —
Revenues	$37,095	$5,095	$1,342	$103	$43,635

Assets	31,238	9,364	1,237	218	42,057

Year Ended December 31, 2004 —
Revenues	50,033	5,272	2,159	1,186	58,650

Assets	25,081	10,903	1,445	1,219	38,648

Year Ended December 31, 2005 —
Revenues	69,077	5,542	2,610	1,182	78,410

Assets	85,025	12,402	1,105	488	99,020

      During the years ended December 31, 2005, 2004 and 2003 there were no customers that individually represented greater than 10% of the Company’s total revenue and as at December 31, 2005 and 2004, no customer represented greater than 10% of the Company’s accounts receivable.
      All goodwill and intangible assets for all reported years are located in the United States.

18.	Severance and Exit Costs
      During the year ended December 31, 2005, the Company approved and executed restructuring plans to align the Company’s cost structure with existing market conditions and to create a more efficient organization. In connection with these plans, the Company recorded a charge of $0.8 million in 2005. There were no restructuring costs in 2004 or 2003. This charge included costs associated with workforce reduction of $0.7 million and consolidation of excess facilities of $0.1 million. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon actual events and circumstances at the time all amounts were paid during 2005.
      Workforce reduction charges include the cost of severance and related benefits of employees affected by the restructuring activities. Excess facility costs represent remaining lease commitment payments, net of expected sublease revenue, and other costs related to the closure of certain corporate facilities and sales offices.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Selected Quarterly Financial Data (Unaudited)
      The operating results for each of the quarters in the years ended December 31, 2005 and 2004 have been restated to give effect to the restatement as described in Note 2. Selected summarized quarterly financial information for the year ended December 31, 2005 and 2004 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year

	(In thousands, except per share data)
2005
Revenue	$18,157	$19,307	$19,903	$21,043	$78,410
Gross profit	11,893	12,469	12,938	13,633	50,933
Operating income (loss)	(581)	194	853	122	588
Net income (loss)	(772)	(417)	(1,617)	311	(2,495)
Net loss attributable to Class A common stockholders per share — basic and diluted	$(23.17)	$(14.45)	$(16.74)	$(0.00)	$(1.19)
2004
Revenue	13,400	14,842	15,321	15,087	58,650
Gross profit	8,289	8,961	9,572	8,925	35,747
Operating income (loss)	(2,186)	(1,664)	379	(2,028)	(5,499)
Net income (loss)	(2,304)	(1,703)	260	(1,979)	(5,726)
Net loss attributable to Class A common stockholders per share — basic and diluted	$(72.19)	$(45.00)	$(9.43)	$(44.30)	$(161.16)

      The following table outlines the effects of the restatements described above for quarters that have been previously reported by the Company.

	As originally
	Reported	As Restated	Change

Three months ended June 30, 2005
Accrual of dividends and issuance costs on preferred stock:	$(689)	$(869)	$(180)
Net loss attributable to Class A common stockholders	$(1,106)	$(1,286)	$(180)
Net loss attributable to Class A common stockholders per share — basic and diluted:	$(12.43)	$(14.45)	$(2.02)
Three months ended June 30, 2004
Accrual of dividends and issuance costs on preferred stock:	$(687)	$(817)	$(130)
Net loss attributable to Class A common stockholders	$(2,390)	$(2,520)	$(130)
Net loss attributable to Class A common stockholders per share — basic and diluted:	$(42.68)	$(45.00)	$(2.32)
Three months ended September 30, 2005
Accrual of dividends and issuance costs on preferred stock:	$(689)	$(877)	$(188)
Net loss attributable to Class A common stockholders	$(2,306)	$(2,494)	$(188)
Net loss attributable to Class A common stockholders per share — basic and diluted:	$(15.48)	$(16.74)	$(1.26)

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As originally
	Reported	As Restated	Change

Three months ended September 30, 2004
Accrual of dividends and issuance costs on preferred stock:	(687)	(826)	(139)
Net loss attributable to Class A common stockholders	(427)	(566)	(139)
Net loss attributable to Class A common stockholders per share — basic and diluted:	$(7.12)	$(9.43)	$(2.31)
Six months ended June 30, 2005
Accrual of dividends and issuance costs on preferred stock:	(1,378)	(1,719)	(341)
Net loss attributable to Class A common stockholders	(2,567)	(2,908)	(341)
Net loss attributable to Class A common stockholders per share — basic and diluted:	$(32.49)	$(36.81)	$(4.32)
Six months ended June 30, 2004
Accrual of dividends and issuance costs on preferred stock:	(1,374)	(1,617)	(243)
Net loss attributable to Class A common stockholders	(5,381)	(5,624)	(243)
Net loss attributable Class A to common stockholders per share — basic and diluted:	$(109.82)	$(114.78)	$(4.96)
Nine months ended September 30, 2005
Accrual of dividends and issuance costs on preferred stock:	(2,067)	(2,596)	(529)
Net loss attributable to Class A common stockholders	(4,873)	(5,402)	(529)
Net loss attributable to Class A common stockholders per share — basic and diluted:	$(47.77)	$(52.96)	$(5.19)
Nine months ended September 30, 2004
Accrual of dividends and issuance costs on preferred stock:	$(2,061)	$(2,443)	$(382)
Net loss attributable to Class A common stockholders	$(5,808)	$(6,190)	$(382)
Net loss attributable to Class A common stockholders per share — basic and diluted:	$(109.59)	$(116.79)	$(7.20)
Balance sheet at June 30, 2005
Property and equipment, net	$6,249	$6,379	$130
Accounts payable and accrued liabilities	$11,053	$11,065	$12
Series A,B,C and D Preferred Stock	$50,763	$52,132	$1,369
Balance sheet at September 30, 2005
Property and equipment, net	$6,208	$6,346	$138
Accounts payable and accrued liabilities	$13,834	$13,848	$14
Series A,B,C and D Preferred Stock	$51,451	$53,008	$1,557
Balance sheet at December 31, 2004
Property and equipment, net	$6,768	$6,901	$133
Accounts payable and accrued liabilities	$9,725	$9,737	$12
Series A,B,C and D Preferred Stock	$49,385	$50,413	$1,028

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsequent Events
      On March 16, 2006, the company entered into a lease agreement for office space consisting of approximately 35,424 square feet. This office space will serve as the company’s new principal executive offices. The term of the lease is for seven years, commencing on June 15, 2006, with one option to renew the lease for an additional term of five years. The company will pay base rent ranging from approximately $52 per month to approximately $85 per month, in addition to operating expenses and allocated taxes, for the duration of the lease term. Amounts under this lease have been shown in the table in Note 14 — Commitments and Contingencies.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      Our management evaluated, with the participation of the chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the chief executive officer and chief financial officer have concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were ineffective as of December 31, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
      In December 2005, and in connection with the audit of the consolidated financial statements for the year ended December 31, 2005, we identified a failure to properly account for the accrual of dividends on the Company’s Series C and D preferred stock in the amount of $1.6 million resulting from a deficiency in the operating effectiveness of controls. The Company’s controls over the accuracy of the original calculation did not detect that such calculation was not in accordance with the preferred stock terms. The financial statement accounts affected were accrued dividends and net loss attributable to common stockholders. The misstatement from the deficiency was deemed material to the consolidated financial statements and required financial statement restatement of historical periods. In addition, we also identified a failure to properly record fixed assets and related depreciation expense in the amount of $27, ($78) and ($71) for the years ended December 31, 2005, 2004 and 2003, respectively, resulting from a deficiency in the operating effectiveness of controls. The Company’s controls over fixed asset activity did not detect the errors. The financial statement accounts affected were fixed assets, accumulated depreciation and depreciation expense. The misstatements, although not material to the historical periods, were considered material to the fourth quarter of 2005 and as such required financial statement restatement of historical periods.
      We also identified failures to appropriately apply GAAP to certain aspects of our financial reporting resulting from the lack of a properly designed financial reporting process and a lack of sufficient amount of technical accounting expertise. Certain of such deficiencies were also deemed to be material weaknesses.
Changes in Internal Control over Financial Reporting
      We are in the process of reviewing and redesigning internal controls over financial reporting related to closing procedures and processes. Specifically, we have undertaken the following actions during 2005 and the first quarter of 2006:

•	purchased a new general accounting system; a new system for accounting for revenue and deferred revenue; and a new system for accounting for stock options;

•	begun to implement and document policies around closing processes; and

•	improved detective controls with greater financial analysis around operational metrics that drive our financial results;

•	hired personnel with more experience in financial reporting and accounting process than the incumbent group and are seeking additional technical accounting resources;

•	begun the process of transferring certain of our accounting functions to our head office;

•	begun the process of benchmarking our internal financial operations and implementing best practices in various business processes.
      We believe these steps, when completed and fully implemented, will constitute all of the material steps required to address our material weaknesses. We expect to continue to enhance our internal controls over financial reporting by adding resources in key functional areas and to take steps to bring our documentation, segregation of duties, systems security and transactional control procedures to a level required under Auditing Standard No. 2. We have discussed and disclosed these matters to the audit committee of our board of directors and will continue to do so. We currently expect to complete the majority of these remedial steps by the third quarter of 2006. However, we can not be certain that the completion of these steps will remediate all of the known weaknesses. We believe the costs associated with these remedial measures will be material, including costs associated with the purchases of new accounting systems and for third party consulting related to improvements over our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.
      The steps addressed above constitute changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this item concerning our directors, compliance with Section 16 of the Securities and Exchange Act of 1934 and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference to the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors — Corporate Governance Matters — Code of Business Conduct and Ethics” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 15, 2006 (the “2006 Proxy Statement”).
      Information regarding our executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this item is incorporated by reference to the information in the 2006 Proxy Statement under the heading “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this item is incorporated by reference to the information in the 2006 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item is incorporated by reference to the information in the 2006 Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this item is incorporated by reference to the information in the 2006 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm — Principal Accounting Fees and Services.”
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this Report:

1. Financial Statements. The information concerning our financial statements, and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data.”

2. Financial Statement Schedules.

The Financial Statement Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits. See Item 15(b) below. We have filed, or incorporated into this Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.
      (b) Exhibits:

We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.
      (c) Financial Statement Schedules:

See Item 15(a) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION

By:	/s/ Divesh Sisodraker

Divesh Sisodraker
Chief Financial Officer
Date: April 17, 2006
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Gregoire and Divesh Sisodraker, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue of hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Gregoire Michael Gregoire	President, Chief Executive Officer and Director (Principal Executive Officer)	April 17, 2006

/s/ Divesh Sisodraker Divesh Sisodraker	Chief Financial Officer (Principal Accounting and Financial Officer)	April 17, 2006

/s/ Louis Tetu Louis Tetu	Executive Chairman of the Board of Directors	April 17, 2006

/s/ Mark Bertelsen Mark Bertelsen	Director	April 17, 2006

/s/ Howard Gwin Howard Gwin	Director	April 17, 2006

/s/ Eric Herr Eric Herr	Director	April 17, 2006

/s/ James Maikranz James Maikranz	Director	April 17, 2006

Signature	Title	Date

/s/ Jeffrey Schwartz Jeffrey Schwartz	Director	April 17, 2006

/s/ Michael Tierney Michael Tierney	Director	April 17, 2006

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated October 21, 2003, between the Registrant, Kangaroo Acquisition Corporation and White Amber, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)
2.2		Agreement and Plan of Merger, dated March 10, 2005, between the Registrant, Butterfly Acquisition Corporation and Recruitforce.com, Inc. (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10-12G, Commission File No. 000-51299, filed on May 2, 2005)
3.1		Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)
3.2		Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on May 13, 2004)
4.1		Form of Class A common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)
4.2		Form of Class B common stock certificate (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)
4.3		Second Amended and Restated Investor Rights Agreement, dated October 21, 2003 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)
4.4		Covenant Agreement, dated November 24, 1999, between the Registrant and ViaSite Inc. (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10-12G, Commission File No. 000-51299, filed on May 2, 2005)
10	.1*	1999 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)
10	.2*	ViaSite Inc. Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)
10.3		2003 Series D Preferred Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)
10	.4*	2004 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)
10	.5*	2004 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)
10	.6*	2005 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

Exhibit
Number		Description

10	.7*	Employment Agreement, dated March 14, 2005, between the Registrant and Michael Gregoire (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10-12G, Commission File No. 000-51299, filed on May 2, 2005)
10	.8*	Employment Agreement, dated March 8, 2006, between the Registrant and Divesh Sisodraker
10	.9*	Employment Agreement, dated March 8, 2006, between the Registrant and Bradford Benson
10	.10*	Employment Agreement, dated March 8, 2006, between the Registrant and Jeffrey Carr
10	.11*	Employment Agreement, dated March 8, 2006, between Taleo (Canada) Inc. and Guy Gauvin
10	.12*	Cessation of Employment and Board Compensation Agreement, dated March 8, 2006, between the Company and Louis Tetu
10	.13*	Executive Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2006)
10	.14*	Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)
10	.15*	Description of Director Compensation (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2005)
10.16		Agreement, dated September 1, 2002, between the Registrant and Internap Network Services Corporation (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)
10.17		e-business Hosting Agreement, dated June 30, 2003, between the Registrant and International Business Machines Corporation (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)
10.18		Lease for 575 Market Street, Eighth Floor, San Francisco, California (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)
10.19		Lease for 330 St. Vallier East, Suite 400, Quebec, QC, Canada (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on May 13, 2004)
10.20		Lease for 4140 Dublin Blvd., Suite 400, Dublin, California (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006)
21.1		List of Subsidiaries
23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (see the signature page of this Annual Report)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management compensatory plan, contract or arrangement.