Form 10-Q
period 2006-03-31
TALEO CORP
filed 2006-05-22
CIK 1134203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 31, 2006 (the last business day of the registrant’s most recently completed first fiscal quarter) was $174 million (based on the closing sale price of such shares on the NASDAQ National Market on March 31, 2006). This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 10% of the Class A and Class B common stock outstanding at March 31, 2006. This calculation does not reflect a determination that such persons are affiliates for any other purposes.
On May 5, 2006, the registrant had 19,015,786 shares of Class A common stock and 3,890,478 shares of Class B common stock outstanding.

TALEO CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL INFORMATION
TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$62,731	$59,346
Restricted cash	779	1,110
Accounts receivable, less allowance for doubtful accounts of $350 at March 31, 2006 and December 31, 2005	20,517	15,026
Prepaid expenses and other current assets	4,021	3,010
Investment credit receivable	2,815	4,944

Total current assets	90,863	83,436

Property and equipment, net	6,924	7,129
Restricted cash	1,248	936
Other assets	382	283
Goodwill	6,027	5,947
Other intangibles, net	1,040	1,289

Total assets	$106,484	$99,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligation, current	$581	$583
Accounts payable and accrued liabilities	11,267	13,063
Contingent shares issuable	80	81
Customer deposits	2,397	342
Deferred revenue	17,724	10,870

Total current liabilities	32,049	24,939

Customer deposits and long term deferred revenue	187	114
Other liabilities	129	155
Capital lease obligation, long term	256	399
Commitments and contingencies (Note 11)
Class B Redeemable Common Stock, $0.00001 par value, 24,229,762 shares authorized; 4,038,287 shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—

Total liabilities	32,621	25,607

Exchangeable share obligation	1,713	1,715

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 250,000,000 shares authorized; 18,816,340 and 18,755,071 shares issued at March 31, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	125,934	124,947
Accumulated deficit	(54,295)	(53,701)
Deferred compensation	—	(21)
Accumulated other comprehensive income	511	473

Total stockholders’ equity	72,150	71,698

Total liabilities and stockholders’ equity	$106,484	$99,020

See accompanying notes to condensed consolidated financial statements.

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
		2005
	2006	(As restated see Note 3)
Revenue:
Application	$18,216	$15,028
Consulting	3,948	3,129

Total revenue	22,164	18,157

Cost of revenue:
Application	4,486	4,049
Consulting	3,321	2,215

Total cost of revenue	7,807	6,264

Gross profit	14,357	11,893

Operating expenses:
Sales and marketing	6,353	5,405
Research and development	4,782	3,946
General and administrative	4,463	2,319
Restructuring costs and other charges	—	804

Total operating expenses	15,598	12,474

Operating loss	(1,241)	(581)

Other income (expense):
Interest income	709	40
Interest expense	(30)	(136)
Other expense	(24)	(95)

Total other income (expense)	655	(191)

Loss before provision for income taxes	(586)	(772)
Provision for income taxes	8	—

Net loss	(594)	(772)
Accrual of dividends and issuance costs on preferred stock	—	(850)

Net loss attributable to Class A common stockholders	$(594)	$(1,622)

Net loss attributable to Class A common stockholders per share — basic and diluted	$(0.03)	$(23.17)

Weighted average Class A common shares — Basic and diluted	18,789	70

See accompanying notes to condensed consolidated financial statements.

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(594)	$(772)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,351	1,276
Amortization of tenant inducements	(27)	—
Share-based compensation expense	825	372
Changes in working capital accounts:
Accounts receivable	(5,483)	2,446
Prepaid expenses and other assets	(1,110)	(328)
Investment credit receivable	2,146	(575)
Accounts payable and accrued liabilities	(2,108)	557
Deferred revenues and customer deposits	8,982	902

Net cash provided by operating activities	3,982	3,878

Cash flows from investing activities:
Acquisition of fixed assets	(593)	(451)
Restricted cash	19	(243)
Acquisition of business, net of cash acquired	—	(993)

Net cash used in investing activities	(574)	(1,687)

Cash flows from financing activities:
Proceeds from long-term debt	—	161
Principal payments on long-term debt	—	(668)
Principal payments on capital lease obligations	(145)	—
Increase in other assets	—	(17)
Proceeds from stock options exercises	101	31

Net cash used in financing activities	(44)	(493)

Effect of exchange rate changes on cash and cash equivalents	21	(56)

Increase in cash and cash equivalents	3,385	1,642

Cash and cash equivalents:
Beginning of period	59,346	5,773

End of period	$62,731	$7,415

Supplemental cash flow disclosures:
Cash paid for interest	$14	$76

Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash financing and investing activities:
Fixed asset purchases included in accounts payable and accrued liabilities	$305	$252
Accrual of dividends on Series C and Series D Preferred Stock	$—	$777
Amortization of issuance costs on Series C Preferred Stock	$—	$73
See accompanying notes to condensed consolidated financial statements.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share information)
1. Condensed Consolidated Financial Statements
     The condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005 and the condensed consolidated statements of cash flows for three months ended March 31, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for Taleo Corporation and Subsidiaries (“Company”) for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.
2. Nature of Business and Basis of Presentation
     Nature of Business — The Company provides enterprise on demand talent management solutions that enable organizations of all sizes to establish, automate and manage their worldwide staffing processes for professional, hourly and temporary staff. The Company’s software applications are offered to customers primarily on a subscription basis.
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
     Basis of Presentation — The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Taleo Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

3. Restatement
     Subsequent to reporting its condensed consolidated financial statements for the first quarter of 2005, the Company determined that there was an error in its accounting with respect to the accrual of dividends on preferred stock. The correction of the error resulted in an increase in the net loss attributable to Class A common stockholders and net loss per share attributable to Class A common stockholders for the quarter ended March 31, 2005. There was no effect on cash flows for the period presented. Such error was corrected for the year ended December 31, 2005 in the Company’s Annual Report on Form 10-K. The Company is now reflecting the impact of such changes in this Form 10-Q. No Form 10-Q had previously been filed for this specific interim period.
     The significant effects of the adjustment on the statement of operations for the quarter ended March 31, 2005 are summarized below:

	As originally	As
	Reported	Restated	Change
Statement of Operations Data:
Accrual of dividends and issuance costs on preferred stock:
Three months ended March 31, 2005	$689	$850	$161
Net loss attributable to common stockholders
Three months ended March 31, 2005	$1,461	$1,622	$161
Net loss attributable to common stockholders per share — basic and diluted(1)
Three months ended March 31, 2005	$20.87	$23.17	$2.30

(1)	Reflects the exclusion of the Company’s Class B redeemable common stock shares as a separate class of stock.

4. Stock–Based Compensation
     The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase programs. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the Statement’s modified prospective application method. Prior to January 1, 2006, the Company applied the intrinsic value method prescribed by Accounting Principles Based Opinion Number 25 “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations. To the extent the exercise price of options granted under these plans was equal to the fair market value of the underlying common stock on the measurement date, no stock-based employee compensation was recognized in the results of operations for periods prior to the adoption of SFAS123R.
     Under the provisions of SFAS No. 123R, the Company recognizes the fair value of stock-based compensation in its financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. All of the Company’s stock awards are of an equity nature and there have been no liability awards granted. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in the financial statements in the periods after the date of adoption using the same value determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for awards granted after becoming a public company. The Company continues to measure and record compensation expense under the intrinsic value method prescribed by APB 25 for awards granted prior to such date. The Company recognizes compensation expense for the stock option awards granted subsequent to December 31, 2005 on a straight line basis over the requisite service period. There was no stock-based compensation expense capitalized during the three months ended March 31, 2006. Shares issued as a result of stock option exercises are issued out of common stock reserved for future issuance under our stock option plans. The adoption of SFAS 123R resulted in the Company recording additional compensation expense of $823 or $.04 per share for the three months ended March 31, 2006. The Company recorded $2 of stock based compensation related to the acquisition of White Amber for the three months ended March 31, 2006. In total, the amount recorded in the three months ended March 31, 2006 was recorded in the following expense categories:

Cost of service and other	$81
Sales and marketing	217
Research and development	123
General and administrative	404

$825

     As of March 31, 2006, the total compensation cost of non-vested awards not yet recognized was equal to $10.4 million and is expected to be recognized over a weighted-average period of 1.47 years

     The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans were $7.25 for the three months ended March 31, 2006, using the following assumptions:

Average risk-free interest rate	4.57%
Expected dividend yield	None
Expected life	6.25 years
Expected volatility	48%
     The dividend yield of zero is based upon the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Given the relatively small amount of historical trading data available for the Company, expected volatility considered among other factors, the volatility of comparable companies over the period commensurate with or longer than the expected life of the options. The risk-free interest rate is the rate on U.S. Treasury securities on the date of grant for the expected term. The expected life was calculated using the simplified method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Term.”
     Based on the Company’s historical voluntary turnover rates, an annualized estimated forfeiture rate of 12.3% has been used in calculating the cost. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.
     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value based method, as adopted, to all awards, including those previously accounted for under APB 25, for the three months ended March 31, 2005.

Three months ended
March 31, 2005
Net loss attributable to common shareholders—
As reported (1)	$(1,622)
Add: Stock-based compensation expense included in reported net income	4
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(330)

Pro forma net income	$(1,948)

Net loss attributable to common shareholders per share—
Basic and diluted
As reported	$(23.17)

Pro forma	$(27.83)

  Class A Common Stock Option Plans
     At March 31, 2006, 1,223,305 awards were available for future grants under all four option plans.
     The following table presents a summary of the Class A Common Stock option activity for the three months ended March 31, 2006, and related information:

		Weighted-Average
	Number of Options	Exercise Price
Outstanding — January 1, 2006	4,213,626	$8.78
Granted	195,557	13.74
Exercised	(29,374)	3.44
Forfeited	(97,179)	11.99

Outstanding — March 31, 2006	4,282,630	$8.97

(1)	The weighted average grant date fair value of options granted during the three months ended March 31, 2006 was $7.25 per option.

(2)	The total intrinsic value of options exercised during the three months ended March 31, 2006 was $262.
     The following table summarizes stock options outstanding at March 31, 2006:

		Weighted-Average
		Remaining
	Number of Options	Contractual Life	Number of Options
Exercise Price	Outstanding	(Years)	Exercisable
$ 0.12	29,400	2.5	29,400
0.60	147,000	3.0	147,000
1.26	1,332	3.1	1,332
1.92	44,326	3.5	44,326
3.00	1,518,856	5.8	1,457,589
3.84	116,720	3.5	116,720
5.70	142,561	4.2	142,561
12.00	54,088	9.6	625
12.56	31,397	10.0	250
13.50	1,142,190	9.0	293,230
13.75	137,330	9.7	625
13.94	100,000	9.9	—
14.00	525,143	9.5	4,538
18.00	292,287	8.0	172,513

March 31, 2006	4,282,630	7.3	2,410,709

(1)	The Company had 3,970,518 options outstanding and either vested or expected to vest at March 31, 2006 with a weighted-average exercise price of $8.58, an aggregate intrinsic value of $20.1 million and a weighted-average remaining contractual life of 7.14 years.
     The number of options exercisable at March 31, 2006 and their weighted average exercise price were as follows:

Weighted-Average
Options Exercisable	Exercise Price
2,410,709	$5.38
(1)	The total fair value of shares vested during the three months ended March 31, 2006 was $231.
(2)	The aggregate intrinsic value for options outstanding and exercisable at March 31, 2006 was $19.5 million and a weighted-average remaining contractual life of 5.87 years.
  White Amber Stock Option Plan
     The following table presents a summary of the White Amber Stock Option Plan activity for the three months ended March 31, 2006, and related information:

		Weighted-Average
	Number of Options	Exercise Price
Outstanding — January 1, 2006	180,651	$0.78
Granted	—	—
Exercised	—	—
Forfeited	(6,015)	0.78

Outstanding — March 31, 2006	174,636	$0.78

The number of options exercisable at March 31, 2006 and their weighted average exercise price were as follows:

Weighted-Average
Options Exercisable	Exercise Price
172,767	$0.78
     As previously discussed in Note 5, based on the forfeiture of certain of the White Amber options, additional shares will be issued to the former White Amber stockholders under the terms of the White Amber acquisition agreement.

5. Intangible Assets and Goodwill
     During the three months ended March 31, 2006, the Company’s goodwill increased by $80 as an indirect result of the forfeiture of certain unvested stock options granted to the employees of White Amber in 2003 in connection with the Company’s acquisition of White Amber. Under the terms of the acquisition agreement, the Company was required to issue shares to the sellers of White Amber in the event of forfeitures of Company stock options granted to former White Amber employees. These shares issuable to the seller are accounted for as an increase in the purchase price paid by the Company. The forfeitures are recorded as an adjustment to additional paid-in capital. There were no other additions to the carrying amount of goodwill. Amortization of intangible assets was $249 and $223 for the three months ended March 31, 2006 and 2005.
     6. Property and Equipment
     Property and equipment consists of the following:

	March 31,	December 31,
	2006	2005
Computer hardware and software	$13,386	$12,687
Furniture and equipment	1,956	2,324
Leasehold improvements	1,206	1,206

	16,548	16,217
Less accumulated depreciation and amortization	(9,624)	(9,088)

Total	$6,924	$7,129

     Property and equipment included capital leases totaling $1,001 and $1,003 at March 31, 2006 and December 31, 2005, respectively. All of the capital leases are included in computer hardware and software classification above. Accumulated amortization relating to property and equipment under capital leases totaled $619 and $536, at March 31, 2006 and December 31, 2005, respectively. Depreciation and amortization expense, including amortization of assets under capital leases but excluding amortization of intangible assets, was $921 and $966 for the three months ended March 31, 2006 and 2005, respectively.

7. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2006	2005
Accrued compensation	$5,362	$5,205
Accounts payable	2,687	3,698
Other	3,218	4,160

	$11,267	$13,063

8. Common Stock
   Contingently Issuable Shares
     During the three months ended March 31, 2006, the Company issued 24,635 shares to sellers of White Amber. These shares became issuable, under the terms of the White Amber acquisition agreement, which requires the Company to issue shares to the sellers of White Amber in the amount of forfeitures of Company stock options granted to former White Amber employees.
   Class A Common Stock Warrants
     On March 24, 2006, a warrant assumed by the Company in connection with the acquisition of White Amber was exercised. Warrants to purchase 15,415 shares of Class A Common Stock were exercised in a cashless exercise, resulting in the issuance of 7,260 shares of Class A common stock.
Reserved Shares of Common Stock
     The Company has reserved the following number of shares of Class A Common Stock as of March 31, 2006 for the exchange of Exchangeable Shares and exercise of stock options and warrants:

Exchange of Exchangeable Shares and redemption of Class B Common Stock	4,038,287
Class A Common Stock Option Plans	5,505,935
White Amber Stock Option Plan	180,661
Employee Stock Purchase Plan	500,000
Warrants	621,585

10,846,468

9. Related-Party Transactions
     The Company paid approximately $500 and $30 during the three months ended March 31, 2006 and 2005 for professional services provided by a law firm in which one of the members of the Company’s Board of Directors is a member of the firm. Amounts payable to this related party were $200 and $600 at March 31, 2006 and December 31, 2005, respectively.
10. Income Taxes
     Our provision for income tax was $8 for the three months ended March 31, 2006 and was due principally to US Federal Alternative Minimum (AMT) related to Taleo’s US operating results.

     We provide for income taxes for interim periods based on the estimated effective tax rate for the full year. We record cumulative adjustments to tax provisions in the interim period in which a change in the estimated annual effective rate is determined. The effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is reflected in the tax provision for the quarter in which the event occurs and is not considered in the calculation of our annual effective tax rate.
     At March 31, 2006, a full valuation allowance has been provided on the Company’s deferred tax assets associated with US and foreign operations, since it was deemed more likely than not that these assets would not be realized. If, based on the operating results of 2006 and the Company’s review of the realizability of these deferred tax assets, the Company was to conclude that some or all of our deferred tax asset valuation allowance was not required, this would likely have a material impact on our financial results in the form of reduced tax expense. However, there can be no assurance that we will achieve cumulative profitability during 2006 or that any reduction of these deferred tax asset reserves will occur.
     Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenues and expenses between each of its legal entities that are located in several countries. The Company’s determinations include many decisions based on its knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third-parties. The Company is currently under examination by the Canada Revenue Agency (“CRA”) with respect to its assumptions and historical reporting relating to certain assets and transactions in which the CRA has proposed to increase our taxable income by Cdn $9.4 million in respect of our 1999 tax year. In April 2006, the Company received an additional proposed increase to taxable income of Cdn $5.4 million in respect of our 2000 and 2001 tax years. We are in the process of disputing both of these reassessments. To the extent that the assumptions and historical reporting are determined to not be compliant with the regulations prescribed by the CRA, the Company may be subject to penalties and incremental income tax obligations. The ultimate outcome of the examination is not known and management cannot estimate a future potential liability that is probable. If sufficient evidence becomes available allowing management to estimate a probable income tax liability, management will apply available operating loss carryforwards and carrybacks to the extent available and reserve against any remaining balance due by recording additional income tax expense in the period the liability becomes probable and estimable.
11. Commitments and Contingencies
     Operating Leases — The Company leases certain equipment, internet access services, and office facilities, under non-cancelable operating leases or long-term agreements. Rental expense under these agreements for the three months ended March 31, 2006 and 2005 was approximately $1.7 million and $1.4 million, respectively.
     The minimum non-cancelable scheduled payments under these agreements at March 31, 2006 are as follows (in thousands):

				Third
				Party
	Capital	Operating	Facility	Hosting	Other
	Leases	Leases	Leases	Facilities	Contracts	Total
Remainder of 2006	$465	$4,154	$2,028	$1,239	$271	$8,157
2007	389	2,855	1,944	916	113	6,217
2008	18	806	1,307	533	13	2,677
2009	—	21	1,173	—	—	1,194
2010	—	—	968	—	—	968
2011	—	—	989	—	—	989
Thereafter	—	—	1,478	—	—	1,478
Total	$872	$7,836	$9,887	$2,688	$397	$21,680
Less amounts representing interest	35
Present value of minimum lease payments	837
Less current portion	581

Noncurrent portion	$256

     Litigation —The Company is in various legal proceedings arising from the normal course of business activities. In the opinion of management, resolution of these proceedings is not expected to have a material adverse impact on the Company’s operating results or financial condition. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s future operating results or financial condition in a particular period.
          In addition to pending litigation the Company has received the following notices of potential claims. In February of 2005, the holder of patent number 6701313B1 verbally asserted that he believes our software products infringe upon this patent. Management reviewed this matter and believes that the Company’s software products do not infringe any valid and enforceable claim of this patent. In addition in September of 2005, a competitor wrote us to request that we enter into licensing discussions or advise them why we believe a functionality contained in some of our product offerings is not covered by their patent number 5999939. In February of 2006, the same competitor informed us that it has received an additional patent, patent number 6996561, in related technology. Management has reviewed this matter and believes that the Company’s software products do not infringe any valid and enforceable claim of these patents. The Company believes that these patents would apply, if at all, to an optional feature of our product offerings used by some of our customers. To date, we are not aware of any legal claim that has been filed against us regarding these matters, but we can give no assurance that claims will not be filed.
12. Net Loss Per Share
     Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. However, during periods of net income, the earnings per share would be based on outstanding Class A Common Shares and Exchangeable Shares, since the latter are participating securities, but have no legal requirement to fund losses. Class B common shares are non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. Antidilutive securities, which consist of Exchangeable Shares, redeemable convertible preferred stock, stock options, and warrants that are not included in the diluted net loss per share calculation, aggregated on a weighted average share basis to 6,643,583 and 18,844,000 for the three months ended March 31, 2006 and 2005, respectively. The share counts in 2005 take into account the conversion rights of all preferred stock.
     A summary of the loss or earnings applicable to each class of common shares is as follows:

	Three months ended March 31,
	2006			2005
	Class A Common(1)	Class B Common	Total	Class A Common	Class B Common(1)	Total
Allocation of net loss	$(594)	—	$(728)	$(1,622)	—	$(1,622)
Weighted average shares outstanding	18,789	4,038	N/A	70	4,038	N/A
Net loss per share	$(0.03)	—	N/A	$(23.17)	—	N/A
(1)	Class B common shares are non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. Exchangeable Shares are participating securities but are not presented in the table since the Company incurred losses for all reported periods and Exchangeable Shares have no legal requirement to fund such losses, making them antidilutive for all periods presented.
13. Segment and Geographic Information
     The Company is organized geographically and by line of business. The Company has two operating segments: application and consulting services. The application segment is engaged in the development, marketing, hosting and support of the Company’s software applications. The consulting services segment offers implementation, business process reengineering, change management, and education and training services. The Company does not allocate or evaluate assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segment.

     The following table presents a summary of operating segments:

	Application	Consulting	Total
Three Months Ended March 31,
2006:
Revenue	$18,216	$3,948	$22,164
Contribution margin(1)	8,948	627	9,575
2005:
Revenue	$15,028	$3,129	$18,157
Contribution margin(1)	7,033	914	7,947

(1)	The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.
     Profit Reconciliation:

	Three Months Ended March 31,
	2006	2005
Contribution margin for operating segments	$9,575	$7,947
Sales and marketing	(6,353)	(5,405)
General and administrative	(4,463)	(2,319)
Restructuring charges	—	(804)
Interest and other income (expense), net	655	(191)

Loss before provision for income taxes	$(586)	$(772)

     Geographic Information:
     Revenue attributed to a country or region includes sales to multinational organizations and is based upon the country of location of the contracting party. Revenues as a percentage of total revenues are as follows:

	Three months Ended March 31,
	2006	2005
United States	90%	88%
Canada	7%	7%
All Other	3%	5%

	100%	100%

     During the three months ended March 31, 2006 and 2005, there were no customers that individually represented greater than 10% of the Company’s total revenue. Also as of these dates, no customer represented greater than 10% of the Company’s accounts receivable.
14. Subsequent Events
     On April 14, 2006, the Company entered into a master service agreement (the “Agreement”) with Equinix Operating Co., Inc. (“Equinix”). Pursuant to the terms of the Agreement, Equinix will provide space, electrical power, Internet connectivity and other colocation services to the Company at its web hosting facilities for the Company’s hosting infrastructure. The initial sales order has a twenty-six month term at a rate of $76 per month and automatically renews for additional six month extensions unless either party provides the other with at least one-hundred days notice of such party’s intent not to renew. Amounts under this contract have been shown in the table in Note 11 – Commitments and Contingencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Certain information presented below has been restated for the three months ended March 31, 2005, see Note 3 to the Notes to our Unaudited Condensed Consolidated Financial Statements. This discussion and analysis gives effect to the restatement.
     This Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, accounting estimates, the demand and expansion opportunities for our products, our customer base and our competitive position. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on included elsewhere in this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
     The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
Overview
     We deliver enterprise on demand talent management solutions that enable organizations to assess, acquire and manage their workforces for improved business performance. We were incorporated under the laws of Delaware in May 1999.
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

Application Revenue
     Application revenue is generally comprised of fees from customers accessing our products, including application fees, hosting fees, and maintenance fees. The majority of our application revenue is recognized monthly over the life of the application agreement, based on a stated, fixed-dollar amount. Revenue associated with our Taleo Contingent solution is recognized based on a fixed contract percentage of the dollar amount invoiced for contingent labor through use of the application. The average term of our application agreements for Taleo Enterprise Edition signed with new customers in the three months ended March 31, 2006 and 2005 was approximately three years, although terms for Taleo Enterprise Edition application agreements signed in 2006 and 2005 ranged from one to seven years. Our customer renewal rates have historically been high. The term of application agreements for Taleo Business Edition is typically one year.
     Application agreements entered into during the three months ended March 31, 2006 and 2005 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations, such as required uptime of our applications.
     Earlier in our history, we have signed perpetual license agreements for which the application portion of the revenue associated with such agreements was recognized “up-front.” No such agreements were signed in the first quarter of 2006 or in 2005 and we currently do not intend to sign additional application arrangements that result in the up-front recognition for the application license portion of the arrangement.
       Consulting Revenue
     Consulting revenue consists primarily of fees associated with business process re-engineering, change management, application configuration, and education and training services. Our consulting engagements are typically billed on a time and materials basis, although a number of our engagements are priced on a fixed fee basis. For those contracts structured on a fixed fee basis, we recognize the revenue proportionally to the performance of the services, or the attainment of defined milestones, if later. The majority of consulting revenue is associated with services provided for a three to six month period directly following the signing of a new software subscription agreement. From time to time, certain of our consulting projects are subcontracted to third parties when our internal resources are insufficient or more effectively deployed elsewhere, although there are no specific functions which require outsourcing. Our customers may also elect to use unrelated third parties for the types of consulting services that we offer. Our typical consulting contract provides for payment within 30 to 60 days of invoice.
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
     Consulting revenue is accounted for separately from our application revenue because these consulting services have value to the customer that is independent of our applications. Additionally, we have objective evidence of the fair value of these consulting services. Our consulting engagements are typically billed on a time and materials basis, although a number of our consulting and implementation engagements are priced on a fixed-fee basis. For those contracts structured on a fixed fee basis, we recognize the revenue proportionally to the performance of the services, utilizing milestones if present in the arrangement or hours incurred if milestones are not present. Our management uses its judgment concerning the estimation of the total costs to complete these fixed-fee contracts, considering a number of factors including the complexity of the project, and the experience of the personnel that are performing the services.
     Research and Development
     We account for software development costs under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Accordingly, we capitalize certain software development costs after technological feasibility of the product has been established. Such costs have been immaterial to date, and accordingly, no costs were capitalized during the three months ended March 31, 2006 and 2005.
     Stock Based Compensation
     We adopted SFAS No. 123R “Share-Based Payment,” effective January 1, 2006. Under the provisions of SFAS No. 123R, we recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. We have elected the modified prospective transition method for adopting SFAS 123R, under which the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in our financial statements in the periods after the date of adoption using the same value determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in previous filings. We recognize compensation expense for the stock option awards granted subsequent to December 31, 2005 on a straight line basis over the requisite service period. Refer to Note 4, Stock-Based Compensation, in our notes to our unaudited condensed consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more discussion.
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

     Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We provided a full valuation allowance against our net deferred tax assets at March 31, 2006 and December 31, 2005. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance against our deferred tax assets would increase income in the period such determination was made except for $2.4 million associated with the acquisition of White Amber and Recruitforce which will be recorded as a reduction to goodwill. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.
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
     We are currently under examination by the Canada Revenue Agency (“CRA”) with respect to our assumptions and historical reporting relating to certain assets and transactions the CRA has proposed a reassessment of Cdn $9.4 million in respect of our 1999 tax year. In April 2006, we received an additional proposed reassessment from CRA of Cdn $5.4 million in respect of our 2000 and 2001 tax years. We are in the process of disputing both of these reassessments. To the extent that the assumptions and historical reporting are determined to not be compliant with the regulations prescribed by the CRA, the Company may be subject to penalties and incremental income tax obligations. As the ultimate outcome of the examination is not known and due to the nature of the regulations, management cannot estimate an amount that is probable as to any future potential liability associated with the 2001, 2000 and 1999 tax year proposals. If sufficient evidence becomes available allowing management to determine an estimable income tax liability, management will then apply net operating loss carryforwards and carrybacks to the extent available under Canadian tax laws and reserve against any remaining balance due by recording additional income tax expense in the period the liability becomes probable and estimable.

Results of Operations
     The following tables set forth certain consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Three Months Ended March 31,
	2006	2005
Condensed Consolidated Statement of Operations Data:
Revenue:
Application	82%	83%
Consulting	18	17

Total revenue	100	100
Cost of revenue (as a percent of related revenue):
Application	25	27
Consulting	84	71

Total cost of revenue	35	34

Gross profit	65	66
Operating expenses:
Sales and marketing	29	30
Research and development	22	22
General and administrative	20	13
Restructuring	—	4

Total operating expenses	71	69

Operating loss	(6)	(3)
Other income (expense):
Interest income	3	—
Interest expense	—	(1)
Other expense	—	(1)

Total other income (expense)	3	(1)

Loss before provision for income taxes	(3)	(4)
Provision for income taxes	—	—

Net loss	(3)%	(4)%

Figures may not sum due to rounding.
Comparison of the Three Months Ended March 31, 2006 and 2005
     Amounts below are shown in thousands.
     Revenue

	Three months ended March 31,
	2006	2005	$ change	% change
Applications revenue	$18,216	$15,028	$3,188	21%
Consulting revenue	3,948	3,129	819	26%

Total revenue	$22,164	$18,157	$4,007	22%

     The increase in application revenue was attributable to increased sales of our applications, including sales to new customers and additional sales to our current customers. The increase in consulting revenue was attributable to higher demand for services from new and existing customers. The prices of our solutions and services were relatively consistent on a period-to-period comparative basis.

     Application revenue as a percentage of total revenue was 82% for the three months ended March 31, 2006 as compared to 83% for the three months ended March 31, 2005. The geographic mix of total revenue for the three months ended March 31, 2006, 90%, 7% and 3% in the United States, Canada and the rest of the world, respectively, as compared to 88%, 7% and 5%, respectively, for the three months ended March 31, 2005.
     Cost of Revenue

	Three months ended March 31,
	2006	2005	$ change	% change
Cost of revenue — applications	$4,486	$4,049	$437	11%
Cost of revenue — consulting	3,321	2,215	1,106	50%

Cost of revenue — total	$7,807	$6,264	$1,543	25%

     Cost of application revenue increased primarily as a result of a $0.1 million increase for employee-related costs and a $0.3 million increase for our infrastructure costs relating to hardware, software and third-party fees for our hosting facilities. We believe that our cost of application revenue will increase in the future as we build additional capacity in our data centers and add new customers and due to the implementation of the provisions of FASB 123R.
     Cost of consulting revenue increased primarily as a result of a $0.6 million increase for employee-related costs for our consulting group resulting from an increase in headcount, a reduction of $0.1 million in consulting costs cross charged to product development, and an increase of $0.4 million for travel expenses, all as compared to the first quarter of 2005.
     Gross Profit and Gross Profit Percentage

	Three months ended March 31,
	2006	2005	$ change	% change
Gross profit
Gross profit — applications	$13,730	$10,979	$2,751	25%
Gross profit — consulting	627	914	(287)	(31%)

Gross profit — total	$14,357	$11,893	$2,464	21%

	Three months ended March
	31,
	2006	2005	change
Gross profit percentage
Gross profit percentage — applications	75.4%	73.1%	2.3%
Gross profit percentage – consulting	15.9%	29.2%	(13.3%)
Gross profit percentage — total	64.8%	65.5%	(0.7%)
     Gross profit on applications increased by $2.8 million as a result of $2.4 million higher applications revenue, and by $0.4 million as a result of higher gross profit percentage on applications revenue. The higher gross profit percentage on applications revenue was driven by increased scale efficiencies in the use of our production infrastructure. Over the next few quarters, we expect gross profit percentage on applications to decline as we build out additional capacity in our production data centers in advance of anticipated growth in demand.
     Gross profit on consulting decreased by $0.3 million as a result of $0.5 million lower gross profit percentage on consulting revenue partially offset by $0.2 million higher consulting revenue. We believe that our gross profit margins on consulting revenues will increase in the future as we reduce our reliance on subcontractors.

     Operating expenses

	Three months ended March 31,
	2006	2005	$ change	% change
Sales and marketing	$6,353	$5,405	$948	18%
Research and development	4,782	3,946	836	21%
General and administrative	4,463	2,319	2,144	92%
Restructuring costs and other charges	—	804	(804)	(100%)
     Sales and marketing expenses for the first quarter of 2006 increased by 18% over the same quarter in the prior year in order to support our growth. We increased investment in sales and marketing related activities resulting in a $0.3 million increase in employee-related costs and a $0.4 million increase in marketing program costs. In addition, we incurred $0.2 million in stock based compensation charges in the first quarter of 2006 under FAS123R, whereas there was no expense in 2005. We believe that our sales and marketing expenses will increase in dollar terms as we continue to increase our revenues and due to the implementation of the provisions of FASB 123R.
     Research and development expenses for the first quarter of 2006 increased by 21% over the same quarter in the prior year in order to enhance our existing products and develop new products to sell into our installed base. The increase consisted primarily of a $0.5 million increase in employee related costs and $0.1 million cost for overhead allocations. The increase in expenses was also impacted by the U.S. dollar weakening against the Canadian dollar by approximately 6% during 2006 as compared to the prior year, since most of our research and development employees are located in Canada. As a percentage of total revenue, research and development costs declined as a result of a lower growth rate for these expenses relative to revenue growth, all measured in dollars. In addition, we incurred $0.1 million in stock based compensation charges in the first quarter of 2006 under FAS123R, whereas there was no expense in 2005. We believe that our research and development expenses will remain relatively consistent in dollar terms for the next few quarters.
     General and administrative expenses for the first quarter of 2006 grew by 92% over the same quarter in the prior year as a result of costs associated with our recent restatement and the incremental costs of being a public company. The increase was due in part to an increase in employee-related costs of $0.7 million. In addition, we experienced an increase in accounting, legal and consulting fees associated with operating as a public company of $0.7 million, and an increase in travel expense of $0.2 million. General and administrative expenses also increased by $0.2 million as a result of the write-off of the unamortized book value of our phone system, following the implementation of a new phone system in the first quarter of 2006. In addition, we incurred $0.4 million in stock based compensation charges in the first quarter of 2006 under FAS123R, whereas there was no expense in 2005.
     Restructuring costs and other charges expenses for the first quarter of 2006 declined by 100% over the same quarter in the prior year since there were no restructuring activities during the first quarter of 2006. During the three months ended March 31, 2005, management approved restructuring plans to align our cost structure with market conditions and to create a more efficient organization. In connection with these plans, we recorded a charge of $0.8 million during the three months ended March 31, 2005. This charge included costs associated with workforce reduction of $0.7 million and consolidation of excess facilities of $0.1 million. All of these amounts were paid in 2005. We do not currently anticipate the need to incur future restructuring costs.
     Other income (expense)

	Three months ended March 31,
	2006	2005	$ change	% change
Interest income	$709	$40	$669	1673%
Interest expense	(30)	(136)	106	78%
Other income (expense), net	(24)	(95)	71	(75%)

Total other income (expense)	$655	$(191)	$846	(443)%

     Interest income and interest expense
     Interest income – The increase in interest income is attributable to higher cash balances during the first quarter of 2006 compared to the same quarter in the prior year.

     Interest expense – The reduction in interest expense is attributable to lower debt balances during the first quarter of 2006 compared to the same quarter in the prior year. In the first quarter of 2006, long term debt consisted solely of capital lease obligations, whereas in the prior year, the company had about $3.8 million of debt outstanding with National Bank of Canada at March 31, 2005.
     Other income (expense), net – Other income (expense), net consists of foreign currency transaction gains and losses.
     Provision for Income Taxes

	Three months ended March 31,
	2006	2005	$ change
Provision for income taxes	$8	$—	8
     The increase in income tax expense was due principally to US Federal Alternative Minimum Tax related to Taleo’s operating results. At March 31, 2006, a full valuation allowance has been provided on our deferred tax assets associated with both our US and foreign operations, since it was deemed more likely than not these assets would not be realized. If, based on the operating results of 2006 and our review of the realizability of our deferred tax assets, we were to conclude that some or all of our deferred tax asset valuation allowance was not required, this would likely have a material impact on our financial results in the form of reduced tax expense. However, there can be no assurance that we will achieve cumulative profitability during 2006 or that any reduction of our deferred tax asset reserves will actually occur.
     No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.
Liquidity and Capital Resources
     At March 31, 2006, our principal sources of liquidity was a net working capital balance of $58.8 million, including cash and cash equivalents totaling $62.7 million. In addition, we have $0.7 million in restricted cash that is security for our obligation to the former shareholders of Recruitsoft, Inc.

	Three months ended March 31,
	2006	2005	$ change	% change
Cash provided operating activities	$3,982	$3,878	$104	3%
Cash used in investing activities	(574)	(1,687)	1,113	(66%)
Cash used in financing activities	(44)	(493)	449	(91%)
     Net cash provided by operating activities was $4.0 million for the three months ended March 31, 2006 compared to net cash provided by operating activities of $3.9 million for the three months ended March 31, 2005. Cash provided by operating activities has historically been affected by revenues, changes in working capital accounts, particularly increases in accounts receivable, deferred revenue, and customer deposits, add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Cash provided by an increase in deferred revenue is a result of an increased focus on our billing activity, resulting in more timeliness of billing.
     Net cash used in investing activities was $0.6 million for the three months ended March 31, 2006 compared to net cash used by investing activities of $1.7 million for the three months ended March 31, 2005. This decrease between periods was the result of $1.0 million used in the acquisition of Recruitforce in 2005.

     Net cash used by financing activities was $44 for the three months ended March 31, 2006, compared to net cash used in financing activities of $0.5 million for the three months ended March 31, 2005. This decrease was due to the reduction in the amount of our long term debt, thereby reducing our obligation to repay principal.
     We believe our existing cash and cash equivalents and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, given our history of losses, we may be required to raise additional equity or debt financing if we are not able to achieve and sustain profitability. Additionally, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new applications and enhancements to existing applications, and the continuing market acceptance of our applications. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
     Contractual Obligations
     Our principal commitments consist of obligations under leases for office space, operating leases for computer equipment and for third-party facilities that host our applications. Our commitments to settle contractual obligations in cash under operating leases and other purchase obligations is detailed in Note 11 of our unaudited condensed consolidated financial statements.

		Balance of
	Total	2006	2007-2008	2009-2010	Thereafter
Capital lease obligations	$872	$465	$407	$—	$—
Operating equipment leases	7,836	4,154	3,661	21	—
Facility leases	9,887	2,028	3,251	2,141	2,467
Other purchase obligations	3,085	1,510	1,575	—	—

	$21,680	$8,157	$8,894	$2,162	$2,467

     Legal expenditures could also affect our liquidity. We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. See Note 11 of our unaudited condensed consolidated financial statements. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results and cash flows.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Exchange Risk
Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. In the three months ended March 31, 2006, 7% and 3% of our revenue, was denominated in Canadian dollars and currencies other than the U.S. or Canadian dollar, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our research and development operations that are maintained in Canada, with a small portion of expenses incurred outside of North America where our other international sales offices are located. We maintained $0.2 million of debt denominated in Canadian dollars as of March 31, 2006. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, British pound, euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the three months ended March 31, 2006, the Canadian dollar increased in value by approximately 6% over the U.S. dollar on an average basis compared to the same period in the prior year. This change in value resulted in a net decrease to our earnings of $0.3 million for the first quarter of 2006. This decrease was comprised of increased revenue of $0.1 million, offset by $0.1 million of additional cost of sales and incremental operating expenses of $0.3 million. If the U.S. dollar continues to weaken compared to the Canadian dollar, our operating results may suffer. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
     Interest Rate Sensitivity
     We had cash and cash equivalents of $62.7 million at March 31, 2006. This compares to $59.3 million at December 31, 2005. These amounts were held primarily in cash or money market funds. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various of our debt obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management evaluated, with the participation of the chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the chief executive officer and chief financial officer have concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were ineffective as of March 31, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     In connection with the audit of the consolidated financial statements for the year ended December 31, 2005, we identified a failure to properly account for the accrual of dividends on the Company’s Series C and D preferred stock in the amount of $1.6 million resulting from a deficiency in the operating effectiveness of controls. The Company’s controls over the accuracy of the original calculation did not detect that such calculation was not in accordance with the preferred stock terms. The financial statement accounts affected were accrued dividends and net loss attributable to common stockholders. The misstatement caused by the deficiency was deemed material to the consolidated financial statements and required financial statement restatement of historical periods. In addition, we also identified a failure to properly record fixed assets and related depreciation expense in the amount of $27, ($78) and ($71) for the years ended December 31, 2005, 2004 and 2003, respectively, resulting from a deficiency in the operating effectiveness of controls. The Company’s controls over fixed asset activity did not detect the errors. The financial statement accounts affected were fixed assets, accumulated depreciation and depreciation expense. The misstatements, although not material to the historical periods, were considered material to the fourth quarter of 2005 and as such required restatement of historical periods.
     We also identified failures to appropriately apply GAAP to certain aspects of our financial reporting resulting from the lack of a properly designed financial reporting process and a lack of sufficient amount of technical accounting expertise. Certain of such deficiencies were also deemed to be material weaknesses.
     To address the material weaknesses described above, management performed additional analysis and other post-closing procedures designed to ensure that the consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respect the Company’s financial position, results of operations and cash flows for the periods presented.
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
     We believe these steps, when completed and fully implemented, will constitute all of the material steps required to address our material weaknesses. We expect to continue to enhance our internal controls over financial reporting by adding resources in key functional areas and to take steps to bring our documentation, segregation of duties, systems security and transactional control procedures to a level required under Auditing Standard No. 2. We have discussed and disclosed these matters to the audit committee of our board of directors and will continue to do so. We currently expect to complete the majority of these remedial steps by the third quarter of 2006. However, we cannot be certain that the completion of these steps will remediate all of the known weaknesses. We believe the costs associated with these remedial measures will be material, including costs associated with the purchases of new accounting systems and for third party consulting related to improvements over our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.
     The steps addressed above constitute changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are involved in claims, legal proceedings and potential claims that arise in the ordinary course of business. For example, holders of certain patents have asserted that our technology infringes patented technology (see Item 1A. -“Risk Factors”). Based upon currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on our financial position or results of operations. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. If we should be subject to an unfavorable ruling by a court, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.
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
     We have incurred annual losses since our inception. As of March 31, 2006 we had incurred aggregate net losses of $40.5 million. We may incur losses in the future, at least in the short term, as a result of expenses associated with the continued development and expansion of our business and expensing of stock options. Our expenses include those related to sales and marketing, general and administrative, research and development and others related to the development, marketing and sale of products and services that may not generate revenue until later periods, if at all. As we implement initiatives to grow our business, which include, among other things, acquisitions, plans for international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from completing these initiatives and achieving or sustaining profitability. As a result, our business could be harmed and our stock price could decline. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
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
     We experienced a period of rapid growth in our operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational, technical and financial infrastructure. For example, in 2005 we completed an acquisition which added a new product line, became an SEC reporting company, completed our initial public offering and increased revenues from $58.7 million to $78.4 million from 2004 to 2005. To manage our growth, we will need to continue to improve our operational, financial, and management processes and controls and our reporting systems and procedures. While the Company is focused on the need for improved processes and controls, to date the Company has had a difficult time hiring sufficient personnel and implementing appropriate procedures to remediate existing deficiencies. For example, the Company had material weaknesses in each of 2005 and 2004.
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
     In connection with the December 31, 2005 year end audit of our financial statements, management and our independent registered public accounting firm identified deficiencies in our internal control over financial reporting. These were matters that in our judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in our financial statements. Under Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board (United States) these deficiencies were deemed to be material weaknesses. In particular, we discovered errors in respect to depreciation of fixed assets, and accrual of dividends on preferred stock which required adjustment. As a result, the Company has restated its consolidated financial statements. We also determined a failure to appropriately apply Generally Accepted Accounting Principles (GAAP) to certain aspects of our financial reporting resulting from the lack of a properly designed financial reporting process and a lack of sufficient technical accounting expertise. Certain of such deficiencies were also deemed to be material weaknesses. We have begun to remediate all known material weaknesses and significant deficiencies; however, we cannot be certain that the measures we have taken will ensure that we will maintain effective controls over our financial processes and reporting in the future. Any failure to maintain effective controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.
     We are in the process of reviewing and redesigning our internal controls over financial reporting related to our closing procedures and processes, our calculations of our reported numbers, including depreciation expense, fixed assets, and the need to strengthen our technical accounting expertise. Specifically, we have undertaken the following actions:
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
     As discussed above, we have restated our financial statements due to the material weaknesses referenced above relating to errors in depreciation of fixed assets and accrual of dividends on preferred stock. In 2004, we restated our consolidated financial statements for 2003. Execution of these restatements has created a significant strain on our internal resources, and has increased our costs and caused management distraction. As a result of these restatements, we filed for extensions for the filing of our 2005 Annual Report on Form10-K and our March 2006 Quarterly Report on Form 10-Q. We believe that any future restatements would likely cause additional strain on our internal resources. In addition, the fact we have had restatements in 2004 and 2005 may cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse impact on our stock price.
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
     We have experienced, and expect to continue to experience, intense competition from a number of companies. We compete with vendors of enterprise resource planning software such as Oracle and SAP. We also compete with niche point solution vendors such as Authoria, BrassRing, Deploy Solutions, Hodes iQ, Kenexa, Peopleclick, Resumix, Unicru, VirtualEdge, Vurv (formerly Recruitmax), Webhire and Workstream that offer products that compete with one or more modules in our suite of solutions. In the area of talent management solutions for temporary employees, we compete primarily with companies such as Beeline, Chimes, Elance, Fieldglass, IQNavigator, and ProcureStaff. Our Taleo Business Edition competes primarily with Authoria, Hiredesk.com and others. Our competitors may announce new products, services or enhancements that better meet changing industry standards or the price or performance needs of customers. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.
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
     During the three months ended March 31, 2006, revenue generated outside the United States was 10% of total revenue, with Canada accounting for 7% of total revenue. We currently have international offices in Australia, Canada, France, the Netherlands, Singapore and the United Kingdom. We may expand our international operations, which will involve a variety of risks, including:

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
     We currently have foreign sales denominated in foreign currencies, including the Canadian dollar, Australian dollar, Euro, New Zealand dollar, British pound and Swiss franc, and may in the future have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a substantial portion of our operating expenses in Canadian dollars and, to a much lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively affect our business, financial condition and operating results. For example, the Canadian dollar increased in value by approximately 6% over the U.S. dollar during the first quarter of 2006. During that period, this change resulted in a net decrease to our earnings of $0.3 million, and was comprised of increased revenues of $0.1 million, increased cost of sales of $0.1 million, and increased operating expenses of $0.3 million. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.
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
     We expect that software product developers such as ourselves will increasingly be subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. For example, in February of 2005, the holder of patent number 6,701,313B1 verbally asserted that he believes our software products infringe upon this patent. We have reviewed this matter and we believe that our software products do not infringe upon any valid and enforceable claim of his patent. In addition, in September of 2005, a competitor wrote us to request that we enter into licensing discussions or to advise them as to why we believe a functionality contained in some of our product offerings is not covered by their patent number 5,999,939. In February of 2006, the same competitor informed us that it has received an additional patent, patent number 6,996,561, in related technology. We have reviewed this matter and we believe that our software products do not infringe upon any valid and enforceable claim of these patents. We believe that these patents would apply, if at all, to an optional feature of our product offerings used by some of our customers. To date, we are not aware of any legal claim that has been filed against us regarding these matters, but we can give no assurance that claims will not be filed. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:
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
     Generally Accepted Accounting Principles, or GAAP in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission, or SEC, and various other organizations formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our projected financial results. For example, beginning January 1, 2006, Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” or SFAS 123R, requires companies to expense the fair value of employee stock options and similar awards. SFAS 123R addresses accounting for transactions in which an entity obtains employee services in exchange for share-based payments. SFAS 123R requires entities to recognize stock compensation costs for awards of equity instruments to employees based on the grant-date fair value of those awards, with limited exceptions. The effect of this pronouncement on our results of operations was material, representing total expenses in our statement of operations of $823,000 for the three months ended March 31, 2006.
     If tax benefits currently available under the tax laws of Quebec are reduced or repealed, or if we have taken an incorrect position with respect to tax matters under discussion with the Canadian Revenue Authority, our business could suffer.
     The majority of our research and development activities are conducted through our Canadian subsidiary, Taleo (Canada) Inc. We participate in a government program in Quebec that provides investment credits based upon qualifying research and development expenditures. These expenditures primarily consist of the salaries for the persons conducting research and development activities. We have participated in the program for five years, and expect that we will continue to receive these investment tax credits through September 2008. In 2005, we recorded a $2.1 million reduction in our research and development expenses as a result of this program. We anticipate the continued reduction of our research and development expenses through 2008. If these investment tax benefits are reduced or eliminated, our financial condition and operating results may be adversely affected. In addition, we are in the process of an audit by the Canada Revenue Agency relating to transfer pricing for the transfer of intellectual property between our subsidiaries, in which the Canada Revenue Agency has proposed a reassessment of Cdn $9.4 million in respect of our 1999 taxation year and Cdn $5.4 million in respect of our 2000 and 2001 taxation years; we are in the process of disputing the reassessment. In addition, we may receive reassessments for subsequent taxation years. We are currently unable to evaluate the likelihood that we will prevail on our historical treatment of our transfer pricing or the amount we might be required to pay, if any, in the event of an adverse result. If the Canada Revenue Agency disagrees with our interpretation, our financial results would be adversely affected.
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
     4,038,287 shares of our Class B common stock are held by holders of our exchangeable shares in order to allow them voting rights in Taleo without having to exchange their shares in 9090-5415 Quebec Inc. and suffer the corresponding Canadian tax consequences. These Class B shares vote as a class with our Class A common stock and, upon exchange of the exchangeable shares for Class A common stock, will be redeemed on the basis of one share of Class B common stock redeemed for each one share of Class A common stock issued. Therefore, approximately 18% of the voting power of our outstanding shares as of March 31, 2006, is held by the Class B common stockholders and will continue to be held by them until they decide to exchange their exchangeable shares. Accordingly, our Class B common stock constitutes, and is expected to continue to constitute, a significant portion of the shares entitled to vote on all matters requiring approval by our stockholders.
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
Item 2. Unregistered Sales of Equity Securities
In the three months ended March 31, 2006, we issued an aggregate of 29,374 shares of our Class A common stock to certain employees and officers upon the exercise of options awarded under our Viasite Inc. Stock Plan and 1999 Stock Plan. We received aggregate proceeds of $101,028 as a result of the exercise of options under these plans. We believe these transactions were exempt from the registration requirements of the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, with respect to such shares.
Item 3. Defaults Upon Senior Securities.
     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
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
Divesh Sisodraker
Chief Financial Officer

Date: May 22, 2006

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