Form 10-Q
period 2006-06-30
TALEO CORP
filed 2006-08-14
CIK 1134203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from       to
Commission File Number: 000-51299

TALEO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-2190418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4140 Dublin Boulevard, Suite 400
Dublin, California 94568
(Address of principal executive offices, including zip code)
(925) 452-3000
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 31, 2006, the registrant had 20,583,901 shares of Class A common stock and 2,957,211 shares of Class B common stock outstanding.

TALEO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
TALEO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$63,050	$59,346
Restricted cash	961	1,110
Accounts receivable, less allowance for doubtful accounts of $392 at June 30, 2006 and $350 at December 31, 2005	17,070	15,026
Prepaid expenses and other current assets	3,729	3,010
Investment credit receivable	3,461	4,944

Total current assets	88,271	83,436

Property and equipment, net	12,210	7,129
Restricted cash	1,048	936
Other assets	274	283
Goodwill	6,027	5,947
Other intangibles, net	791	1,289

Total assets	$108,621	$99,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligation, current	$602	$583
Accounts payable and accrued liabilities	14,918	13,063
Contingent shares issuable	80	81
Customer deposits	1,654	342
Deferred revenue	16,415	10,870

Total current liabilities	33,669	24,939

Customer deposits and long term deferred revenue	303	114
Other liabilities	105	155
Capital lease obligation, long term	95	399
Commitments and contingencies (Note 11)
Class B redeemable common stock, $0.00001 par value, 24,229,762 shares authorized; 3,057,211 and 4,038,287 shares outstanding at June 30, 2006 and December 31, 2005, respectively	—	—

Total liabilities	34,172	25,607

Exchangeable share obligation	1,352	1,715

Stockholders’ equity:
Class A common stock; par value, $0.00001 per share; 250,000,000 shares authorized; 20,370,094 and 18,755,071 shares outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	128,518	124,947
Accumulated deficit	(56,123)	(53,701)
Deferred compensation	—	(21)
Accumulated other comprehensive income	702	473

Total stockholders’ equity	73,097	71,698

Total liabilities and stockholders’ equity	$108,621	$99,020

See accompanying notes to condensed consolidated financial statements.

TALEO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2005		2005
		(As restated		(As restated
	2006	see Note 3)	2006	see Note 3)
Revenue:
Application	$19,031	$15,075	$37,247	$30,103
Consulting	4,441	4,232	8,389	7,361

Total revenue	23,472	19,307	45,636	37,464

Cost of revenue:
Application	4,821	4,027	9,307	8,076
Consulting	3,212	2,811	6,533	5,026

Total cost of revenue	8,033	6,838	15,840	13,102

Gross profit	15,439	12,469	29,796	24,362

Operating expenses:
Sales and marketing	7,919	5,764	14,272	11,169
Research and development	4,818	4,171	9,600	8,117
General and administrative	5,287	2,567	9,774	4,981
Restructuring costs and other charges	—	—	—	804

Total operating expenses	18,024	12,502	33,646	25,071

Operating loss	(2,585)	(33)	(3,850)	(709)

Other income (expense):
Interest income	777	117	1,486	157
Interest expense	(13)	(501)	(43)	(637)

Total other income (expense)	764	(384)	1,443	(480)

Loss before provision for income taxes	(1,821)	(417)	(2,407)	(1,189)
Provision for income taxes	7	—	15	—

Net loss	(1,828)	(417)	(2,422)	(1,189)
Accrual of dividends and issuance costs on preferred stock	—	(869)	—	(1,719)

Net loss attributable to Class A common stockholders	$(1,828)	$(1,286)	$(2,422)	$(2,908)

Net loss attributable to Class A common stockholders per share — basic and diluted	$(0.10)	$(14.45)	$(0.13)	$(36.81)

Weighted average Class A common shares — basic and diluted	19,229	89	19,013	79

See accompanying notes to condensed consolidated financial statements.

TALEO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,422)	$(1,189)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,314	2,440
Loss on disposal of fixed assets	182	87
Amortization of tenant inducements	(52)	—
Stock-based compensation expense	2,212	376
Changes in working capital accounts:
Accounts receivable	(1,962)	676
Prepaid expenses and other assets	(664)	(621)
Investment credit receivable	1,658	(983)
Accounts payable and accrued liabilities	(115)	457
Deferred revenues and customer deposits	6,971	(1,035)

Net cash provided by operating activities	8,122	208

Cash flows from investing activities:
Acquisition of fixed assets	(5,100)	(1,152)
Restricted cash - decrease (increase)	46	(10,242)
Acquisition of business, net of cash acquired	—	(3,271)

Net cash used in investing activities	(5,054)	(14,665)

Cash flows from financing activities:
Proceeds from long-term debt	—	20,196
Principal payments on long-term debt	—	(5,041)
Principal payments on capital lease obligations	(293)	—
Increase in other assets	—	(702)
Proceeds from stock options exercises	859	106

Net cash provided by financing activities	566	14,559

Effect of exchange rate changes on cash and cash equivalents	70	(46)

Increase in cash and cash equivalents	3,704	56
Cash and cash equivalents:
Beginning of period	59,346	5,773

End of period	$63,050	$5,829

Supplemental cash flow disclosures:
Cash paid for interest	$25	$481

Supplemental disclosure of non-cash financing and investing activities:
Fixed asset purchases included in accounts payable and accrued liabilities	$2,625	$424
Accrual of dividends on Series C and Series D preferred stock	$—	$1,573
Amortization of issuance costs on Series C preferred stock	$—	$146
See accompanying notes to condensed consolidated financial statements.

TALEO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except option, share and per share information)
1. Condensed Consolidated Financial Statements
     The condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flows for six months ended June 30, 2006 and 2005 have been prepared by Taleo Corporation and its subsidiaries (“Company”) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the Company for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.
2. Nature of Business and Basis of Presentation
     Nature of Business — The Company provides enterprise on demand talent management solutions that enable organizations of all sizes to establish, automate and manage their worldwide staffing processes for professional, hourly and temporary staff. The Company’s software applications are offered to customers primarily on a subscription basis.
     The Company has principal offices in Dublin, California and Quebec City, Quebec, Canada, and conducts its business worldwide, with wholly owned subsidiaries in Canada, France, the Netherlands, the United Kingdom, Singapore, and Australia. The Company moved its headquarters from San Francisco to Dublin, California during the weekend of July 1, 2006. The operating subsidiary in Canada performs the primary product development activities for the Company. The other foreign subsidiaries are generally engaged in providing sales, account management and support activities.
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
3. Restatement
     Subsequent to filing its Quarterly Report on Form 10-Q for the period ended June 30, 2005, the Company determined that there was an error in its accounting with respect to the accrual of dividends on preferred stock. The correction of the error resulted in an increase in the net loss attributable to Class A common stockholders and net loss per share attributable to Class A common stockholders. There was no effect on cash flows. The error was corrected prior to the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2005. The operating results for each of the quarters in the year ended December 31, 2005 were restated and presented in the Selected Quarterly Financial Data (Unaudited) footnote included therein. The Company is now reflecting the impact of the restatement in this Quarterly Report on Form 10-Q.
     The significant effects of the adjustment on the statement of operations for the quarter and six months ended June 30, 2005 are summarized below:

	As originally	As
	Reported	Restated	Change
Statement of Operations Data
For the three months ended June 30,2005:
Accrual of dividends and issuance costs on preferred stock	$(689)	$(869)	$(180)
Net loss attributable to common stockholders	$(1,106)	$(1,286)	$(180)
Net loss attributable to common stockholders per share — basic and diluted(1)	$(12.43)	$(14.45)	$(2.02)

For the six months ended June 30,2005:
Accrual of dividends and issuance costs on preferred stock	$(1,378)	$(1,719)	$(341)
Net loss attributable to common stockholders	$(2,567)	$(2,908)	$(341)
Net loss attributable to common stockholders per share — basic and diluted(1)	$(32.49)	$(36.81)	$(4.32)

(1)	Reflects the exclusion of the Company’s Class B redeemable common stock shares as a separate class of stock.

4. Stock–Based Compensation
     The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option plans and the employee stock purchase program (ESPP). Effective January 1, 2006, the Company adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the Statement’s modified prospective application method. Prior to January 1, 2006, the Company applied the intrinsic value method prescribed by Accounting Principles Based Opinion Number 25 “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations. To the extent the exercise price of options granted were equal to the fair market value of the underlying common stock on the measurement date, no stock-based employee compensation was recognized in the results of operations for periods prior to the adoption of SFAS123R.
     Under the provisions of SFAS 123R, the Company recognizes the fair value of stock-based compensation in its financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. All of the Company’s stock awards are of an equity nature and there have been no liability awards granted. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in the financial statements in the periods after the date of adoption using the same value determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for awards granted after becoming a public company. The Company continues to measure and record compensation expense under the intrinsic value method prescribed by APB 25 for awards granted prior to such date. The Company recognizes compensation expense for the stock options, restricted stock awards, performance share awards, and ESPP purchases granted subsequent to December 31, 2005 on a straight line basis over the requisite service period. There was no stock-based compensation expense capitalized during the three and six months ended June 30, 2006. Shares issued as a result of stock option exercises, ESPP purchases, performance shares and restricted stock awards are issued out of common stock reserved for future issuance under our stock plans. The adoption of SFAS 123R resulted in the Company recording additional compensation expense of $1,387, or $0.07 per share, for the three months ended June 30, 2006 and $2,212, or $0.12 per share, for the six months ended June 30, 2006. In total, the amount recorded in the three and six months ended June 30, 2006 was recorded in the following expense categories:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Cost of revenue	$98	$179
Sales and marketing	246	463
Research and development	154	277
General and administrative	889	1,293

Total	$1,387	$2,212

     As of June 30, 2006, the total compensation cost of non-vested options and stock awards not yet recognized was equal to $13,804 and is expected to be recognized over a weighted-average period of 3.04 years
     The Company utilized the Black-Scholes-Merton valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123R with the following assumptions:

Average risk-free interest rate	5.02%
Expected dividend yield	None
Expected life	6.25 years
Expected volatility	55%
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
     Based on the Company’s historical voluntary turnover rates, an annualized estimated forfeiture rate of 17.1% has been used in calculating the cost. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.
     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value based method, as adopted, to all awards, including those previously accounted for under APB 25, for the three and six months ended June 30, 2005.

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net loss attributable to common shareholders—	$(1,286)	$(2,908)
As reported (1)
Add: Stock-based compensation expense included in reported net income	3	7
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(662)	(992)

Pro forma net loss	$(1,945)	$(3,893)

Net loss attributable to common shareholders per share—
Basic and diluted As reported	$(14.45)	$(36.81)

Pro forma	$(21.85)	$(49.28)

Class A Common Stock Plans
     At June 30, 2006, 382,915 shares were available for future grants from our Class A common stock plans.
     The following table presents a summary of the Class A common stock option activity for the six months ended June 20, 2006, excluding activity for the White Amber Stock Option Plan:

		Weighted-Average
	Number of Options	Exercise Price
Outstanding — January 1, 2006	4,213,626	$8.78
Granted	195,557	13.74
Exercised	(29,374)	3.44
Forfeited	(97,179)	11.99

Outstanding — March 31, 2006	4,282,630	$8.97
Granted	566,365	11.87
Exercised	(233,691)	3.12
Forfeited	(45,976)	14.03

Outstanding — June 30, 2006	4,569,328	$9.56

     The weighted average grant date fair value of options granted during the three months ended June 30, 2006 was $6.92 per option.
     The total intrinsic value of options exercised during the three months ended June 30, 2006 was $2,216.

     The following table summarizes stock options outstanding at June 30, 2006:

			Weighted-Average
			Remaining
		Number of Options	Contractual Life	Number of Options
Range of Exercise Prices		Outstanding	(Years)	Exercisable
$0.12	1.92	221,392	2.78	221,392
3.00	3.00	1,298,238	5.52	1,255,700
3.84	11.90	751,397	7.90	333,041
12.00	12.56	101,025	9.53	270
13.50	13.50	1,136,697	8.72	387,763
13.75	13.75	137,330	9.46	781
13.94	13.94	100,000	9.59	—
14.00	14.00	515,343	9.21	17,801
14.10	14.10	31,399	9.85	—
18.00	18.00	276,507	7.74	178,611

June 30, 2006		4,569,328	7.45	2,395,359

Average exercise price				$6.21
     The total fair value of shares vested during the three months ended June 30, 2006 was $188.
     The aggregate intrinsic value for options outstanding and exercisable at June 30, 2006 was $15.2 million with a weighted-average remaining contractual life of 5.92 years.
     For options, the Company recorded $1,260 and $2,083 of compensation expense for the three and six months ended June 30, 2006, respectively.
Restricted Stock and Performance Shares
     On May 31, 2006, the Compensation Committee of the Board of Directors of the Company approved a form of restricted stock agreement and a form of performance share agreement for use under the Company’s 2004 Stock Plan and granted restricted stock and performance shares. The shares of restricted stock and performance share awards have a per share price of $0.00001 which equals the par value. The Company’s right to repurchase the restricted stock lapses in accordance with a four year schedule and the performance shares vest in accordance with a four year vesting schedule. The fair value is measured based upon the closing NASDAQ market price of the underlying Company stock as of the date of grant. Restricted stock and performance share awards are amortized over the applicable reacquisition period (generally 4 years) using the straight-line method. As of June 30, 2006, the unamortized compensation cost was $2,648 and is expected to be recognized over a weighted-average period of four years. The following table presents a summary of the restricted stock awards and performance share awards for the three months ended June 30, 2006, and related information:

	Performance Share	Restricted Stock	Weighted Average Grant-
	Awards	Awards	Date Fair Value
Repurchasable/nonvested balance — March 31, 2006	—	—	—
Awarded	65,000	255,000	$11.90
Released/vested	—	—	—
Forfeited/cancelled	—	—	—

Repurchasable/nonvested balance — June 30, 2006	65,000	255,000	$11.90

     For restricted stock and performance share agreements, the Company recorded $71 of compensation expense for the three and six months ended June 30, 2006.

Employee Stock Purchase Plan
     At June 30, 2006 there were 500,000 shares reserved for future issuance under the ESPP. Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally commence each May 1 and November 1. The first enrollment period for the ESPP began in the three month period ended June 30, 2006 and the initial offering period commenced on May 16, 2006 and will end on October 31, 2006. Shares will be purchased through employees’ payroll deductions, up to a maximum of 10% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more that 10,000 shares per offering or $25 worth of common stock in one calendar year. As of June 30, 2006, no shares are issued under the plan. The expected compensation cost of $198 was determined using the Black-Scholes-Merton method with an interest rate of 5.24%, volatility of 55%, dividend rate of zero, and, a term of 24 weeks divided by 52 weeks, given the May 16 start date. For the ESPP, the Company recorded $54 of compensation expense for the three and six months ended June 30, 2006.
White Amber Stock Option Plan
     Pursuant to the October 21, 2003 purchase of White Amber, Inc., the Company issued 206,487 options at $0.78 per share under the White Amber Stock Option Plan. Options under the White Amber Stock Option Plan are subject to the vesting provisions associated with each grant, and generally call for 25% vesting upon issuance, with future vesting over defined periods for the remaining shares. The following table presents a summary of the White Amber Stock Option Plan activity for the six months ended June 30, 2006, and related information:

		Weighted-Average
	Number of Options	Exercise Price
Outstanding — January 1, 2006	180,651	$0.78
Granted	—	—
Exercised	—	—
Forfeited	(6,015)	0.78

Outstanding — March 31, 2006	174,636	0.78

Granted	—	—
Exercised	(37,446)	0.78
Forfeited	—	—

Outstanding — June 30, 2006	137,190	$0.78

Options exercisable – June 30, 2006	136,121	$0.78
     For the White Amber Stock Option Plan, the Company recorded $2 and $4 of compensation expense for the three and six months ended June 30, 2006, respectively.
     As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 and in Note 5 below, based on the forfeiture of options from the White Amber Stock Option Plan, additional shares will be issued to the former White Amber stockholders under the terms of the White Amber acquisition agreement.

5. Intangible Assets and Goodwill
     During the six months ended June 30, 2006, the Company’s goodwill increased by $80 as an indirect result of the forfeiture of certain unvested stock options granted to the employees of White Amber in 2003 in connection with the Company’s acquisition of White Amber. Under the terms of the acquisition agreement, the Company was required to issue shares to the sellers of White Amber in the event of forfeitures of Company stock options granted to former White Amber employees. These shares issuable to the seller are accounted for as an increase in the purchase price paid by the Company. The forfeitures are recorded as an adjustment to additional paid-in capital. There were no other additions to the carrying amount of goodwill. Amortization of intangible assets was $249 and $249 for the three months ended June 30, 2006 and 2005, respectively, and $498 and $471 for the six months ended June 30, 2006 and 2005.

		As of June 30, 2006		As of December 31, 2005
	Weighted	Gross
	Average Period	Carrying	Accumulated	Gross Carrying	Accumulated
	of Amortization	Amount	Amortizaton	Amount	Amortizaton
Identifiable intangible assets:
Existing technology	3.5 years	$2,311	$(1,679)	$2,311	$(1,335)
Customer relationships	3.2 years	967	(809)	967	(654)

Subtotal		3,278	(2,488)	3,278	(1,989)
Goodwill	—	6,027	—	5,947	—

Total		$9,305	$(2,488)	$9,255	$(1,989)

Estimated Amortization Expense
Remainder of 2006	$333
2007	143
2008	143
2009	143
2010	28

6. Property and Equipment
     Property and equipment consists of the following:

	June 30,	December 31,
	2006	2005
Computer hardware and software	$14,556	$12,687
Furniture and equipment	2,044	2,324
Leasehold improvements	1,245	1,206
Construction in progress	5,242	—

Subtotal	23,087	16,217
Less accumulated depreciation and amortization	(10,877)	(9,088)

Total	$12,210	$7,129

     Property and equipment included capital leases totaling $1,037 and $1,003 at June 30, 2006 and December 31, 2005, respectively. All of the capital leases are included in computer hardware and software classification above. Accumulated amortization relating to property and equipment under capital leases totaled $726 and $536, at June 30, 2006 and December 31, 2005, respectively. Depreciation and amortization expense, including amortization of assets under capital leases but excluding amortization of intangible assets, was $895 and $977 for the three months ended June 30, 2006 and 2005, respectively, and $1,816 and 1,944 for the six months ended June 30, 2006 and 2005, respectively.
7. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2006	2005
Accrued compensation	$4,880	$5,205
Accounts payable	4,172	3,698
Accrued professional services fees	1,112	387
Other	4,754	3,773

Total	$14,918	$13,063

8. Common Stock
Contingently Issuable Shares
     During the six months ended June 30, 2006, the Company issued 24,635 shares to former stockholders of White Amber. These shares became issuable, under the terms of the White Amber acquisition agreement, which requires the Company to issue shares to the former stockholders of White Amber in the amount of forfeitures of Company stock options granted to former White Amber employees.
Class A Common Stock Warrants
     On March 24, 2006, a warrant to purchase 15,415 shares of Class A common stock was exercised by Comerica in a cashless exercise, resulting in the issuance of 7,260 shares of Class A common stock. On May 23, 2006, warrants to purchase 97,995 shares of Class A common stock were exercised by Comdisco in a cashless exercise, resulting in the issuance of 46,541 shares of Class A common stock.

Reserved Shares of Common Stock
     The Company has reserved the following number of shares of Class A common stock as of June 30, 2006 for the exchange of exchangeable shares, awarding of restricted stock awards, release of performance share awards, exercise of stock options, purchases under the employee stock purchase plan and warrants exercises:

Exchange of exchangeable shares and redemption of Class B common stock	3,057,211
Class A Common Stock Plans (excluding the White Amber Stock Plan)	5,017,243
White Amber Stock Plan	137,190
Employee Stock Purchase Plan	500,000
Warrants	523,589

Total	9,235,233

9. Related-Party Transactions
     The Company paid approximately $122 and $135 during the three months ended June 30, 2006 and 2005, respectively, and $615 and $168 during the six months ended June 30, 2006 and 2005, respectively, for professional services provided by a law firm in which one of the members of the Company’s Board of Directors is a member of the firm. Amounts payable to this related party were $206 and $600 at June 30, 2006 and December 31, 2005, respectively.
10. Income Taxes
     At June 30, 2006, a full valuation allowance has been provided on the Company’s deferred tax assets associated with US and foreign operations, since it was deemed more likely than not that these assets would not be realized. A portion of the valuation allowance pertains to deferred tax assets established in connection with purchase business combinations. To the extent that this portion of the valuation allowance is reversed in the future, goodwill will be adjusted.
     The Company provides for income taxes on interim periods based on the estimated effective tax rate for the full year. The Company records cumulative adjustments to tax provisions in the interim period in which a change in the estimated annual effective rate is determined. The effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is reflected in the tax provision for the quarter in which the event occurs and is not considered in the calculation of our annual effective tax rate.
     Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenues and expenses between each of its legal entities that are located in several countries. The Company’s determinations include many decisions based on its knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third-parties. The Company is currently under examination by the Canada Revenue Agency (“CRA”) with respect to its assumptions and historical reporting relating to certain assets and transactions in which the CRA is currently proposing to increase our taxable income by approximately CAD $8,000 in respect of its 1999 tax year. In April 2006, the Company received an additional proposed increase to taxable income of approximately CAD $5,400 in respect of its 2000 and 2001 tax years.
     The Company disagrees with the proposed adjustments and intends to contest this matter through applicable CRA and judicial procedures, as appropriate. The Company has provided for the best estimate of the probable tax liability for the 1999 tax year; however, management cannot estimate a probable income tax liability with respect to the 2000 and 2001 tax years. The ultimate outcome of the resolution of these issues may result in tax liabilities which are significantly higher or lower than the reserves established for these tax years. If sufficient evidence becomes available allowing management to estimate a probable income tax liability for the 2000 and 2001 tax years, management will apply available loss carryforwards and carrybacks to the extent available and reserve against any remaining balances due by recording additional income tax expense in the period the liability becomes estimable. An unfavorable resolution could have a material effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

11. Commitments and Contingencies
     Leases — The Company leases office space, operating leases for computer equipment and for third-party facilities that host our applications. Rental expense under these agreements for the three months ended June 30, 2006 and 2005 was approximately $2,268 and $1,499, respectively, and, $3,990 and $2,938 for the six months ended June 30, 2006 and 2005, respectively.
     The minimum non-cancelable scheduled payments under these agreements at June 30, 2006 are as follows (in thousands):

	Operating Leases
			Third
			Party		Total
	Equipment	Facility	Hosting	Other	Operating	Capital
	Leases	Leases	Facilities	Contracts	Leases	Leases	Total
Remainder of 2006	$2,029	$1,236	$624	$97	$3,986	$310	$4,296
2007	3,030	2,043	916	113	6,102	394	6,496
2008	957	1,318	533	14	2,822	18	2,840
2009	60	1,173	—	—	1,233	—	1,233
2010	—	968	—	—	968	—	968
2011	—	989	—	—	989	—	989
Thereafter	—	1,481	—	—	1,481	—	1,481

Total	$6,076	$9,208	$2,073	$224	$17,581	$722	$18,303
Less amounts representing interest						(25)
Present value of minimum lease payments						697
Less current portion						(602)

Noncurrent portion						$95

     Litigation —The Company is involved in various legal proceedings arising from the normal course of business activities. In the opinion of management, resolution of these proceedings is not expected to have a material adverse impact on the Company’s operating results or financial condition. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s future operating results or financial condition in a particular period.
     In addition to pending litigation the Company has received the following notices of potential claims. In February of 2005, the holder of patent number 6701313B1 verbally asserted that he believes the Company’s software products infringe upon this patent. Management reviewed this matter and believes that the Company’s software products do not infringe any valid and enforceable claim of this patent. In addition in September of 2005, a competitor wrote the Company to request that the Company enter into licensing discussions or advise them why the Company believes the functionality contained in some of the Company’s product offerings is not covered by their patent number 5999939. In February of 2006, the same competitor informed the Company that it has received an additional patent, patent number 6996561, in related technology. Management has reviewed this matter and believes that the Company’s software products do not infringe any valid and enforceable claim of these patents. The Company believes that these patents would apply, if at all, to an optional feature of the our product offerings used by some of the Company’s customers. To date, we are not aware of any legal claim that has been filed against us regarding these matters, but the Company can give no assurance that claims will not be filed.
12. Net Loss Per Share
     Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. However, during periods of net income, the earnings per share would be based on outstanding Class A common shares and exchangeable shares, since the latter are participating securities, but have no legal requirement to fund losses. Exchangeable shares are participating securities but are not presented in the table since the Company incurred losses for all reported periods and exchangeable shares have no legal requirement to fund such losses, making them antidilutive for all periods presented. Class B common shares are non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. Antidilutive securities, which consist of exchangeable shares, redeemable convertible preferred stock, stock options, and warrants that are not included in the diluted net loss per share calculation, aggregated on a weighted average share basis to 6,305 and 18,733 for the three months ended June 30, 2006 and 2005, respectively, and 6,473 and 18,764 for the six months ending June 30, 2006 and 2005, respectively. The share counts in 2005 take into account the conversion rights of all preferred stock.

     A summary of the loss or earnings applicable to each class of common shares is as follows:

	Three months ended June 30,
	2006			2005
	Class A Common	Class B Common	Total	Class A Common	Class B Common	Total
Allocation of net loss	$(1,828)	—	$(1,828)	$(1,286)	—	$(1,286)
Weighted average shares outstanding	19,229	3,755	N/A	89	4,038	N/A
Net loss per share	$(0.10)	—	N/A	$(14.45)	—	N/A

	Six months ended June 30,
	2006			2005
	Class A Common	Class B Common	Total	Class A Common	Class B Common	Total
Allocation of net loss	$(2,422)	—	$(2,422)	$(2,908)	—	$(2,908)
Weighted average shares outstanding	19,013	3,896	N/A	79	4,038	N/A
Net loss per share	$(0.13)	—	N/A	$(36.81)	—	N/A
13. Segment and Geographic Information
     The Company is organized geographically and by line of business. The Company has two operating segments: application and consulting services. The application segment is engaged in the development, marketing, hosting and support of the Company’s software applications. The consulting services segment offers implementation, business process reengineering, change management, and education and training services. The method used for determining what information to report is based on the way that management organizes the operating within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision maker is the chief executive officer. The Company does not allocate or evaluate assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segment.
     The following table presents a summary of operating segments:

	Application	Consulting	Total
Three Months Ended June 30, 2006:
Revenue	$19,031	$4,441	$23,472
Contribution margin	9,392	1,229	10,621
2005:
Revenue	$15,075	$4,232	$19,307
Contribution margin	6,877	1,421	8,298

	Application	Consulting	Total
Six Months Ended June 30, 2006:
Revenue	$37,247	$8,389	$45,636
Contribution margin	18,340	1,856	20,196
2005:
Revenue	$30,103	$7,361	$37,464
Contribution margin	13,910	2,335	16,245
     The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

     Profit Reconciliation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Contribution margin for operating segments	$10,621	$8,298	$20,196	$16,245
Sales and marketing	(7,919)	(5,764)	(14,272)	(11,169)
General and administrative	(5,287)	(2,567)	(9,774)	(4,981)
Restructuring charges	—	—	—	(804)
Interest, net	764	(384)	1,443	(480)

Loss before provision for income taxes	$(1,821)	$(417)	$(2,407)	$(1,189)

     Geographic Information:
     Revenue attributed to a country or region includes sales to multinational organizations and is based upon the country of location of the contracting party. Revenues as a percentage of total revenues are as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2006	2005	2006	2005
United States	86%	87%	86%	87%
Canada	7%	7%	7%	7%
All other	7%	6%	7%	6%

	100%	100%	100%	100%

     During the three and six months ended June 30, 2006 and 2005, there were no customers that individually represented greater than 10% of the Company’s total revenue. Also as of these dates, no customer represented greater than 10% of the Company’s accounts receivable.
14. Comprehensive loss
     Comprehensive loss includes foreign currency translation gains and losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(1,828)	$(417)	$(2,422)	$(1,189)
Net foreign currency translation gain (loss)	191	(38)	228	(46)

Comprehensive loss	$(1,637)	$(455)	$(2,194)	$(1,235)

15. Subsequent Events
     In July 2006, the Company relocated its corporate headquarters from San Francisco to Dublin, California. All Bay Area staff were working in the San Francisco office up to and including June 30, 2006. During the weekend of July 1, 2006, the Company moved to new premises to Dublin, which were available for employees beginning on July 3, 2006. Therefore, the cease-use date was July 3, 2006, when all Bay Area business activities ceased to be conducted from San Francisco and began to be conducted in Dublin. Consequently, the Company will book a provision for the exit from the San Francisco facilities in July 2006 according to SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities. ” Pursuant to the lease for our San Francisco facilities, cash payments totaling $1,160 remain to be made through July 2009. The associated remaining lease expense is approximately $800.
      On August 4, 2006, the Company entered into an employment agreement with Katy Murray, pursuant to which Ms. Murray will assume the position of chief financial officer on or about September 18, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Certain information presented below has been restated for the three and six months ended June 30, 2005. See Note 3 to the Notes to our Unaudited Condensed Consolidated Financial Statements. This discussion and analysis gives effect to the restatement.
     This Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, accounting estimates, the demand and expansion opportunities for our products, our customer base and our competitive position. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” or included elsewhere in this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     In July 2006, we relocated our corporate headquarters from San Francisco to Dublin, California. As discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements, we expect to book a provision for the exit from San Francisco facilities in July 2006 according to SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Pursuant to the lease for our San Francisco facilities, cash payments totaling $1,160 remain to be made through July 2009. The associated remaining lease expense is approximately $800.
Sources of Revenue
     We derive our revenue from two sources: application revenue and consulting revenue.
Application Revenue
     Application revenue is generally comprised of fees from customers accessing our products, including application fees, hosting fees, and maintenance fees. The majority of our application revenue is recognized monthly over the life of the application agreement, based on a stated, fixed-dollar amount. Revenue associated with our Taleo Contingent solution is recognized based on a fixed contract percentage of the dollar amount invoiced for contingent labor through use of the application. The average term of our application agreements for Taleo Enterprise Edition signed with new customers in the three months ended June 30, 2006 and 2005 was approximately three years, although terms for Taleo Enterprise Edition application agreements signed in 2006 and 2005 ranged from one to seven years. Our customer renewal rates have historically been high. The term of application agreements for Taleo Business Edition is typically one year.

     Application agreements entered into during the three months ended June 30, 2006 and 2005 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations.
     Earlier in our history, we have signed perpetual license agreements for which the application portion of the revenue associated with such agreements was recognized “up-front.” No such agreements were signed in the second quarter and first half of 2006 or in 2005 and we currently do not intend to sign additional application arrangements that result in the up-front recognition for the application license portion of the arrangement.
Consulting Revenue
     Consulting revenue consists primarily of fees associated with business process re-engineering, change management, application configuration, and education and training services. Our consulting engagements are typically billed on a time and materials basis, although a number of our engagements are priced on a fixed fee basis. For those contracts structured on a fixed fee basis, we recognize the revenue proportionally to the performance of the services, or the attainment of defined milestones. From time to time, certain of our consulting projects are subcontracted to third parties when our internal resources are insufficient or more effectively deployed elsewhere, although there are no specific functions which require outsourcing. Our customers may also elect to use unrelated third parties for the types of consulting services that we offer. Our typical consulting contract provides for payment within 30 to 60 days of invoice.
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
     Cost of consulting revenue consists primarily of employee related costs associated with these services and allocated overhead. The cost associated with providing consulting services is significantly higher as a percentage of revenue than for our application revenue, primarily due to labor costs. We also subcontract to third parties for a portion of our consulting business. To the extent that our customer base grows, we intend to continue to invest additional resources in our consulting services. The timing of these additional expenses could affect our cost of revenue, both in dollar amount and as a percentage of revenue, in a particular quarterly or annual period.
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
Research and Development
     Research and development expenses consist primarily of salaries and related expenses and allocated overhead. Our expenses are net of the tax credits we receive from the government of Quebec. We focus our research and development efforts on increasing the functionality and enhancing the ease of use and quality of our applications, as well as developing new products and enhancing our infrastructure. We expect research and development expenses will increase in dollar terms as we upgrade our existing applications and develop new technologies.

General and Administrative
     General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resource, legal, operations and management information systems personnel, professional fees, other corporate expenses, and allocated overhead. We expect that the amount of general and administrative expenses will increase in dollar amount as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and to our operations as a public company. Specifically, we have material weaknesses in internal controls over financial reporting and are currently working to remediate these issues. We believe the costs associated with these remedial measures will be material.
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
Research and Development
     We account for software development costs under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Accordingly, we capitalize certain software development costs after technological feasibility of the product has been established. Such costs have been immaterial to date, and accordingly, no costs were capitalized during the three and six months ended June 30, 2006 and 2005.

Stock-based Compensation
     We adopted SFAS 123R “Share-Based Payment” effective January 1, 2006. Under the provisions of SFAS 123R, we recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. We have elected the modified prospective transition method for adopting SFAS 123R, under which the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in our financial statements in the periods after the date of adoption using the same value determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in previous filings. We recognize compensation expense for the stock option awards granted subsequent to December 31, 2005 on a straight line basis over the requisite service period. Refer to Note 4, Stock-Based Compensation, in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more discussion. There are a variety of estimates used in determining the fair value of such awards. Changes in these estimates could result in changes to our compensation charges.
Goodwill, Other Intangible Assets and Long-Lived Assets
     In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we conduct a test for the impairment of goodwill on at least an annual basis. We adopted October 1 as the date of the annual impairment test and, therefore, we performed our first annual impairment test on October 1, 2004. The impairment test compares the fair value of reporting units to their carrying amount, including goodwill, to assess whether impairment is present. Based on our most recent assessment test, we do not have impairment as of October 1, 2005. We will assess the impairment of goodwill annually on October 1, or sooner if other indicators of impairment arise.
     SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the review of the carrying value of long-lived assets when impairment indicators arise. The review of these long-lived assets is based on factors including estimates of the future operating cash flows of our business. These future estimates are based on historical results, adjusted to reflect our best estimates of future market and operating conditions, and are continuously reviewed. Actual results may vary materially from our estimates, and accordingly may cause a full impairment of our long-lived assets.
     Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We provided a full valuation allowance against our net deferred tax assets at June 30, 2006 and December 31, 2005. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance against our deferred tax assets would increase income in the period such determination was made except for $2.4 million associated with the acquisition of White Amber and Recruitforce which will be recorded as a reduction to goodwill. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.
     Compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenue and expenses between each of our legal entities that are located in several countries. Our determinations include many decisions based on our knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third-parties. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures. Such estimates are subject to change.

Results of Operations
     The following table sets forth certain consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Condensed Consolidated Statement of Operations Data:
Revenue:
Application	81%	78%	82%	80%
Consulting	19	22	18	20

Total revenue	100	100	100	100
Cost of revenue (as a percent of related revenue):
Application	25	27	25	27
Consulting	72	66	78	68

Total cost of revenue	34	35	35	35

Gross profit	66	65	65	65
Operating expenses:
Sales and marketing	34	30	31	30
Research and development	21	22	21	22
General and administrative	22	13	21	13
Restructuring costs and other charges	—	—	—	2

Total operating expenses	77	65	73	67
Operating income (loss)	(11)	—	(8)	(2)
Other income (expense):
Interest income	3	1	3	—
Interest expense	—	(3)	—	(1)

Total other income (expense)	3	(2)	3	(1)

Loss before provision for income taxes	(8)	(2)	(5)	(3)
Provision for income taxes	—	—	—	—

Net loss	(8)%	(2)%	(5)%	(3)%

Comparison of the Three and Six Months Ended June 30, 2006 and 2005
     Amounts in tables below are shown in thousands.
     Revenue

	Three months ended June 30,
	2006	2005	$ change	% change
Application revenue	$19,031	$15,075	$3,956	26%
Consulting revenue	4,441	4,232	209	5%

Total revenue	$23,472	$19,307	$4,165	22%

Commentary for three months
     The increase in application revenue was attributable to increased sales of our applications, including sales to new customers and additional sales to our existing customers, and renewal rates consistent with our historically high rate of existing customer renewals. The increase in consulting revenue was attributable to higher revenue from education services of $0.2 million.

	Six months ended June 30,
	2006	2005	$ change	% change
Application revenue	$37,247	$30,103	$7,144	24%
Consulting revenue	8,389	7,361	1,028	14%

Total revenue	$45,636	$37,464	$8,172	22%

Commentary for six months
     The increase in application revenue was attributable to increased sales of our applications, including sales to new customers and additional sales to our existing customers, and renewal rates consistent with our historically high rate of existing customer renewals. The increase in consulting revenue was attributable to higher revenue from implementation services of $0.5 million and from education services of $0.5 million.
     Cost of Revenue

	Three months ended June 30,
	2006	2005	$ change	% change
Application	$4,821	$4,027	$794	20%
Consulting	3,212	2,811	401	14%

Total cost of revenue	$8,033	$6,838	$1,195	17%

Commentary for three months
     Cost of application revenue increased to support our growth in application revenue. The increase was primarily as a result of higher personnel and related costs (including overheads) of $0.4 million and an increase in hosting related costs of $0.4 million. Cost of consulting revenue increased primarily as a result of an increase of $0.4 million in employee related costs, including $0.1 million for the impact of adopting SFAS 123R.

	Six months ended June 30,
	2006	2005	$ change	% change
Application	$9,307	$8,076	$1,231	15%
Consulting	6,533	5,026	1,507	30%

Total cost of revenue	$15,840	$13,102	$2,738	21%

Commentary for six months
     Cost of application revenue increased to support our growth in application revenue. The increase was primarily as a result of higher personnel and related costs (including overheads) of $0.5 million and an increase in hosting related costs of $0.7 million. Cost of consulting revenue increased primarily as a result of an increase of $1.1 million in employee related costs, including $0.1 million for the impact of adopting SFAS 123R and $0.4 million for travel expenses. Most of the variance is attributable to the three months ended March 31 whereby the cost of consulting revenue increased for the first quarter 2006 primarily as a result of a $0.6 million increase for employee-related costs for our consulting group resulting from an increase in headcount, a reduction of $0.1 million in consulting costs cross charged to product development, and an increase of $0.4 million for travel expenses, all as compared to the first quarter of 2005.

     Gross Profit and Gross Profit Percentage

	Three months ended June 30,
	2006	2005	$ change	% change
Gross profit
Applications	$14,210	$11,048	$3,162	29%
Consulting	1,229	1,421	(192)	(14%)

Total gross profit	$15,439	$12,469	$2,970	24%

	Three months ended June 30,
	2006	2005	change
Gross profit percentage
Applications	75%	73%	2%
Consulting	28%	34%	(6%)
Total gross profit percentage	66%	65%	1%
Commentary for three months
     Gross profit on applications increased by $3.2 million, with $2.9 million of the increase as a result of higher application revenue and $0.3 million of the increase is a result of higher gross profit percentage on application revenue. The higher gross profit percentage on application revenue was driven by increased scale efficiencies in the use of our production infrastructure. Over the next few quarters, we expect gross profit percentage on applications to decline temporarily as we build out additional capacity in our production data centers in advance of anticipated growth in demand.
     Gross profit on consulting decreased by $0.2 million as a result of higher employee related expense which increased cost of revenue by 14% offset by only a 5% revenue increase.
     Total gross profit percentage increased by 1% as a result of a higher mix of higher margin application revenue compared to the same period in the prior year.

	Six months ended June 30,
	2006	2005	$ change	% change
Gross profit
Applications	$27,940	$22,027	$5,913	27%
Consulting	1,856	2,335	(479)	(21%)

Total gross profit	$29,796	$24,362	$5,434	22%

	Six months ended June 30,
	2006	2005	change
Gross profit percentage
Applications	75%	73%	2%
Consulting	22%	32%	(10%)
Total gross profit percentage	65%	65%	—
Commentary for six months
     Gross profit on applications increased by $5.9 million, with $5.2 million of the increase as a result of higher application revenue and $0.7 million of the increase as a result of higher gross profit percentage on application revenue. The higher gross profit percentage on application revenue was driven by increased scale efficiencies in the use of our production infrastructure. Over the next few quarters, we expect gross profit percentage on applications to decline temporarily as we build out additional capacity in our production data centers in advance of anticipated growth in demand.
     Gross profit on consulting decreased by $0.5 million as a result of higher employee related expense which increased cost of revenue by 30% offset by only a 14% revenue increase.

     Total gross profit percentage was unchanged from the same period in the prior year as higher gross margins in applications were offset by lower gross margins in consulting.
     Operating expenses

	Three months ended June 30,
	2006	2005	$ change	% change
Sales and marketing	$7,919	$5,764	$2,155	37%
Research and development	4,818	4,171	647	16%
General and administrative	5,287	2,567	2,720	106%

Total operating expenses	$18,024	$12,502	$5,522	44%

Commentary for three months
     Sales and marketing expenses for the second quarter of 2006 increased by 37% over the same quarter in the prior year in order to support our growth. Marketing programs increased by $1.2 million and travel expenses increased $0.5 million. Personnel related costs (including overheads) increased $0.5 million, including $0.2 million for the impact of adopting SFAS 123R.
     Research and development expenses for the second quarter of 2006 increased by 16% over the same quarter in the prior year in order to enhance our existing products and develop new products to sell into our installed base. The increase consisted primarily of a $0.5 million increase in employee related costs including overhead and $0.2 million for the impact of adopting SFAS 123R and $0.1 million for travel expenses. The increase in expenses was also affected by the U.S. dollar weakening against the Canadian dollar by approximately 9.7% during 2006 as compared to the prior year, since most of our research and development employees are located in Canada.
     General and administrative expenses for the second quarter of 2006 grew by 106% over the same quarter in the prior year as a result of costs associated with building the information and compliance infrastructure of our company. Employee-related costs increased $1.9 million, including an increase of $0.9 million in stock-based compensation in the second quarter of 2006 due to adopting SFAS 123R, whereas there was no such expense in 2005. In addition, we experienced an increase in insurance premiums and accounting, legal and consulting fees associated with operating as a public company of $0.8 million, and an increase in travel expense of $0.1 million.
     The total impact of adopting SFAS 123R as a percent of revenue was 5.9%, or $0.07 per share, for the three months ended June 30, 2006.

	Six months ended June 30,
	2006	2005	$ change	% change
Sales and marketing	$14,272	$11,169	$3,103	28%
Research and development	9,600	8,117	1,483	18%
General and administrative	9,774	4,981	4,793	96%
Restructuring costs and other charges	—	804	(804)	(100%)

Total operating expenses	$33,646	$25,071	$8,575	34%

Commentary for six months
     Sales and marketing expenses for the six months ended June 30, 2006 increased by 28% over the same period in the prior year in order to support our growth. Marketing programs increased by $1.6 million and travel expenses increased $0.5 million. Personnel related costs increased $1.0 million, including $0.5 million for the impact of adopting SFAS 123R.
     Research and development expenses for the six months ended June 30, 2006 increased by 18% over the same period in the prior year in order to enhance our existing products and develop new products to sell into our installed base. The increase consisted primarily of a $1.3 million increase in employee related costs, including $0.3 million for the impact of SFAS 123R and $0.1 million in travel expenses. The increase in expenses was also affected by the U.S. dollar weakening against the Canadian dollar during the first half of 2006 as compared to the same period in the prior year, since most of our research and development employees are located in Canada.
     General and administrative expenses for the six months ended June 30, 2006 grew by 96% over the same quarter in the prior year as a result of costs associated with building the information and compliance structure of our company. Employee-related costs increased $3.1 million, including $1.3 million in stock-based compensation charges under SFAS 123R, whereas there was no such expense in 2005. In addition, we experienced an increase in insurance premiums and accounting, legal and consulting fees associated with operating as a public company of $1.4 million, and an increase in travel expense of $0.3 million.
     Restructuring costs of $0.8 million were incurred in the six months ending June 30, 2005. There were no restructuring activities during the first half of 2006. All of these amounts were paid in 2005. We do not currently anticipate the need to incur future restructuring costs.
     The total impact of adopting SFAS 123R as a percent of revenue was 4.8%, or $0.12 per share, for the six months ended June 30, 2006.
     As discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements, we expect to book a provision in July 2006 for the exit from our San Francisco facilities. Pursuant to the lease for our San Francisco facilities, cash payments totaling $1,160 remain to be made through July 2009. The associated remaining lease expense is approximately $800.
     Other income (expense)

	Three months ended June 30,
	2006	2005	$ change	% change
Interest income	$777	$117	$660	564%
Interest expense	(13)	(501)	488	(97%)

Total other income (expense)	$764	$(384)	$1,148	(299%)

	Six months ended June 30,
	2006	2005	$ change	% change
Interest income	$1,486	$157	$1,329	846%
Interest expense	(43)	(637)	594	(93%)

Total other income (expense)	$1,443	$(480)	$1,923	(401%)

Commentary for three and six months
     Interest income and interest expense
     Interest income – The increase in interest income is attributable to higher cash balances during 2006 compared to the same periods in the prior year.
     Interest expense – The reduction in interest expense is attributable to lower debt balances during 2006 compared to the same quarter in the prior year. In the second quarter of 2006, long term debt consisted solely of capital lease obligations, whereas in the prior year, we had approximately $19.5 million of debt outstanding with Goldman Sachs Specialty Lending Group at June 30, 2005.

     Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2006	2005	$ change	2006	2005	$change
Provision for income taxes	$7	$—	$7	$15	$—	$15
     The income tax expense was generated from non-US operations. At June 30, 2006, a full valuation allowance has been provided on our deferred tax assets associated with both our US and foreign operations, since it was deemed more likely than not these assets would not be realized. If, based on the operating results of 2006 and our review of the realizability of our deferred tax assets, we were to conclude that some or all of our deferred tax asset valuation allowance was not required, this would likely have a material impact on our financial results in the form of reduced tax expense. However, there can be no assurance that we will achieve cumulative profitability during 2006 or that any reduction of our deferred tax asset reserves will actually occur.
     Based on the Company’s evaluation of current tax positions, the Company believes it has appropriately accounted for probable exposures.
     We are currently under examination by the Canada Revenue Agency (“CRA”) with respect to our assumptions and historical reporting relating to certain assets and transactions the CRA is currently proposing a reassessment of approximately CAD $8.0 million in respect of our 1999 tax year. In April 2006, we received an additional proposed reassessment from CRA of approximately CAD $5.4 million in respect of our 2000 and 2001 tax years.
     The Company disagrees with the proposed adjustments and intends to continue contesting this matter through applicable CRA and judicial procedures, as appropriate. The Company has provided for the best estimate of the probable tax liability for the 1999 tax year; however, management cannot estimate a probable income tax liability with respect to the 2000 and 2001 tax years. The ultimate outcome of the resolution of these issues may result in tax liabilities which are significantly higher or lower than the reserves established for these tax years. If sufficient evidence becomes available allowing management to estimate a probable income tax liability for the 2000 and 2001 tax years, management will apply available loss carryforwards and carrybacks to the extent available and reserve against any remaining balances due by recording additional income tax expense in the period the liability becomes estimable. An unfavorable resolution could have a material effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.
Liquidity and Capital Resources
     At June 30, 2006, our principal sources of liquidity was a net working capital balance of $54.7 million, including cash and cash equivalents totaling $63.1 million. In addition, we have $1.0 million in restricted cash that is security for our obligation to the former shareholders of Recruitforce.com, Inc.

	Six months ended June 30,
	2006	2005	$ change	% change
Cash provided by operating activities	$8,122	$208	$7,914	3,805%
Cash used in investing activities	(5,054)	(14,665)	9,611	(66%)
Cash provided by financing activities	566	14,559	(13,993)	(96%)
     Net cash provided by operating activities was $8.1 million for the six months ended June 30, 2006 compared to net cash provided by operating activities of $0.2 million for the six months ended June 30, 2005. Cash provided by operating activities has historically been affected by revenues, changes in working capital accounts, particularly increases in accounts receivable, deferred revenue, and customer deposits, add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards.
     Net cash used in investing activities was $5.1 million for the six months ended June 30, 2006 compared to net cash used by investing activities of $14.7 million for the six months ended June 30, 2005. This decrease between periods was the result of a $10.2 million decrease in investments in restricted cash, a $3.3 million decrease in cash used associated with the acquisition of Recruitforce in 2005, and a $3.9 million increase in the acquisition of fixed assets.
     Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2006, compared to net cash provided by financing activities of $14.6 million for the six months ended June 30, 2005. This decrease was primarily a result of the fact that the company secured a net $15.1 million increase in long term debt in 2005, whereas there was no similar transaction in 2006.
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

     Contractual Obligations
     Our principal commitments consist of obligations under leases for office space, operating leases for computer equipment and for third-party facilities that host our applications. Our commitments to settle contractual obligations in cash under operating leases and other purchase obligations are detailed in Note 11 of our unaudited condensed consolidated financial statements.

	Operating Leases
			Third
			Party		Total
	Equipment	Facility	Hosting	Other	Operating	Capital
	Leases	Leases	Facilities	Contracts	Leases	Leases	Total
Remainder of 2006	$2,029	$1,236	$624	$97	$3,986	$310	$4,296
2007	3,030	2,043	916	113	6,102	394	6,496
2008	957	1,318	533	14	2,822	18	2,840
2009	60	1,173	—	—	1,233	—	1,233
2010	—	968	—	—	968	—	968
2011	—	989	—	—	989	—	989
Thereafter	—	1,481	—	—	1,481	—	1,481

Total	$6,076	$9,208	$2,073	$224	$17,581	$722	$18,303
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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Exchange Risk
     Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. In both the three and six months ended June 30, 2006, 10% of our revenue, was denominated in Canadian dollars and currencies other than the U.S. or Canadian dollar, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our research and development operations that are maintained in Canada, with a small portion of expenses incurred outside of North America where our other international sales offices are located. We maintained $0.2 million of debt related to capital leases denominated in Canadian dollars as of June 30, 2006. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, British pound, euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the three months ended June 30, 2006, the U.S. dollar weakened by approximately 9.7% against the Canadian dollar on an average basis compared to the same period in the prior year. This change in value decreased our earnings by $0.5 million which was comprised of increased revenue of $0.1 million, offset by $0.2 million of additional cost of sales, $0.4 million of incremental operating expenses. For the six months ended June 30, 2006, the Canadian dollar increased in value by approximately 8% over the U.S. dollar on an average basis compared to the same period in the prior year. This change in value decreased our earnings by $0.8 million which was comprised of increased revenue of $0.2 million, offset by $0.3 million of additional cost of sales and $0.7 million of increased expenses. If the U.S. dollar continues to weaken compared to the Canadian dollar, our operating results may suffer. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
     Interest Rate Sensitivity
     We had cash and cash equivalents of $63.1 million at June 30, 2006. This compares to $59.3 million at December 31, 2005. These amounts were held primarily in cash or money market funds. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various of our debt obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management evaluated, with the participation of the chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the chief executive officer and chief financial officer have concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were ineffective as of June 30, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     In connection with the audit of the consolidated financial statements for the year ended December 31, 2005, we identified a failure to properly account for the accrual of dividends on our Series C and D preferred stock in the amount of $1.6 million resulting from a deficiency in the operating effectiveness of controls. Our controls over the accuracy of the original calculation did not detect that such calculation was not in accordance with the preferred stock terms. The financial statement accounts affected were accrued dividends and net loss attributable to common stockholders. The misstatement caused by the deficiency was deemed material to the consolidated financial statements and required financial statement restatement of historical periods. In addition, we also identified a failure to properly record fixed assets and related depreciation expense of approximately $27,000, ($78,000) and ($71,000) for the years ended December 31, 2005, 2004 and 2003, respectively, resulting from a deficiency in the operating effectiveness of controls. Our controls over fixed asset activity did not detect the errors. The financial statement accounts affected were fixed assets, accumulated depreciation and depreciation expense. The misstatements, although not material to the historical periods, were considered material to the fourth quarter of 2005 and as such required restatement of historical periods.
     We also identified failures to appropriately apply GAAP to certain aspects of our financial reporting resulting from the lack of a properly designed financial reporting process and a lack of sufficient amount of technical accounting expertise. Certain of such deficiencies were also deemed to be material weaknesses.
Changes in Internal Control over Financial Reporting
     We are in the process of reviewing and redesigning internal controls over financial reporting related to closing procedures and processes. Specifically, we have undertaken the following actions during 2005 and the first six months of 2006:
•	purchased a new general accounting system which is currently being implemented;

•	purchased new systems for accounting for revenue and deferred revenue, and for accounting for stock options, both of which went into production during the first six months of 2006;

•	continued the process of transferring certain of our accounting function to our principal executive offices located in California;

•	hired personnel with more experience in financial reporting and accounting processes than the incumbent group, and continued to seek additional technical accounting resources;

•	continued the implementation and documentation for new policies around closing processes;

•	improved detective controls with greater financial analysis around operational metrics that are key to our performance;

•	begun the process of benchmarking our internal financial operations and implementing best practices in various business processes.
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
     The steps addressed above constitute changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are involved in claims, legal proceedings and potential claims that arise in the ordinary course of business. For example, holders of certain patents have asserted that our technology infringes patented technology (see Item 1A. -”Risk Factors”). Based upon currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on our financial position or results of operations. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. If we should be subject to an unfavorable ruling by a court, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.
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
     We have incurred annual losses since our inception. As of June 30, 2006 we had incurred aggregate net losses of $42.3 million, which is our accumulated deficit of $56.1 million less $13.8 million of dividends and issuance costs on preferred stock. We may incur losses in the future as a result of expenses associated with the continued development and expansion of our business, expensing of stock options, marketing efforts, audit-related professional services and other requirements of being a public company, such as compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Our expenses include those related to sales and marketing, general and administrative, research and development and others related to the development, marketing and sale of products and services that may not generate revenue until later periods, if at all. As we implement initiatives to grow our business, which include, among other things, acquisitions, plans for international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from completing these initiatives and achieving or sustaining profitability. As a result, our business could be harmed and our stock price could decline. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
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
     We expect to continue to derive a significant portion of our revenue from renewal of software subscriptions and, to a lesser extent, service and maintenance fees from our existing customers. As a result, maintaining the renewal rate of our existing software subscriptions is critical to our future success. Factors that may affect the renewal rate for our solutions include:
•	the price, performance and functionality of our solutions

•	the availability, price, performance and functionality of competing products and services

•	the effectiveness of our maintenance and support services

•	our ability to develop complementary products and services and

•	the stability, performance and security of our hosting infrastructure and hosting services.
     Most of our existing enterprise customers entered into software subscription agreements that expire between two and seven years from the initial contract date. The small to medium-sized customers we obtained through our acquisition of Recruitforce.com, Inc. generally enter into annual contracts. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial term of their agreements. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers, or may request that we license our software to them on a perpetual basis, which may, after we have ratably recognized the revenue for the perpetual license over the relevant term in accordance with our revenue recognition policies, reduce recurring revenue from these customers. Under certain circumstances, our customers may cancel their subscriptions for our solutions prior to the expiration of the term. Our future success also depends in part on our ability to sell new products and services to our existing customers. If our customers terminate their agreements, fail to renew their agreements, renew their agreements upon less favorable terms, or fail to buy new products and services from us, our revenue may decline or our future revenue may be constrained.
     Because we recognize revenue from software subscriptions over the term of the agreement, a significant downturn in our business may not be reflected immediately in our operating results, which increases the difficulty of evaluating our future financial position.
     We generally recognize revenue from software subscription agreements ratably over the terms of these agreements, which are typically between two and seven years for our Taleo Enterprise Edition customers and one year for our Taleo Business Edition customers. As a result, a substantial portion of our software subscription revenue in each quarter is generated from software subscription agreements entered into during previous periods. Consequently, a decline in new software subscription agreements in any one quarter may not affect our results of operations in that quarter but will reduce our revenue in future quarters. Additionally, the timing of renewals or non-renewals of a software subscription agreement during any one quarter may also affect our financial performance in that particular quarter. For example, because we recognize revenue ratably, the non-renewal of a software subscription agreement late in a quarter will have very little impact on revenue for that quarter, but will reduce our revenue in future quarters. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenue for that quarter and we may not be able to offset a decline in revenue due to such non-renewals with revenue from new software subscription agreements entered into in the same quarter. In addition, we may be unable to adjust our costs in response to reduced revenue. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results.
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
     In addition, we are in the process of moving many of our administrative functions, including much of our finance department, from Quebec City to Dublin, California to support our continued growth and integration with management. This move is disruptive to our core business and has increased strain on our management and employees. These efforts may require us to make significant capital expenditures or incur significant expenses, and divert the attention of our personnel from our core business operations, any of which may adversely affect our financial performance. If we fail to manage our growth successfully, our business, operating results, and overall financial condition will be adversely affected.
     We currently have deficiencies in our internal control over financial reporting and have restated our previously issued financial results. If we are unable to improve and maintain the quality of our system of internal control over financial reporting, any deficiencies could materially and adversely affect our ability to provide timely and accurate financial information about our company.

     In connection with the December 31, 2005 year end audit of our financial statements, management and our independent registered public accounting firm identified deficiencies in our internal control over financial reporting. These were matters that in our judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in our financial statements. Under Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board (United States) these deficiencies were deemed to be material weaknesses. In particular, we discovered errors in respect to depreciation of fixed assets, and accrual of dividends on preferred stock which required adjustment. As a result, the Company has restated its consolidated financial statements. We also determined a failure to appropriately apply GAAP to certain aspects of our financial reporting resulting from the lack of a properly designed financial reporting process and a lack of sufficient technical accounting expertise. Certain of such deficiencies were also deemed to be material weaknesses. We have begun to remediate all known material weaknesses and significant deficiencies; however, we cannot be certain that the measures we have taken will ensure that we will maintain effective controls over our financial processes and reporting in the future. Any failure to maintain effective controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.
     We are in the process of reviewing and redesigning our internal controls over financial reporting related to our closing procedures and processes, our calculations of our reported numbers, including depreciation expense, fixed assets, and the need to strengthen our technical accounting expertise. Specifically, we have undertaken the following actions:
•	purchased a new general accounting system which is currently being implemented;

•	purchased new systems for accounting for revenue and deferred revenue, and for accounting for stock options, both of which went into production during the first six months of 2006;

•	continued the process of transferring certain of our accounting function to our principal executive offices located in California;

•	hired personnel with more experience in financial reporting and accounting processes than the incumbent group, and continued to seek additional technical accounting resources;

•	continued the implementation and documentation for new policies around closing processes;

•	improved detective controls with greater financial analysis around operational metrics that are key to our perfomance;

•	begun the process of benchmarking our internal financial operations and implementing best practices in various business processes.
     We believe these steps, when completed and fully implemented, will address our material weaknesses and significant deficiencies. We expect to continue to enhance our internal controls over financial reporting by adding resources in key functional areas and to take steps to increase our level of documentation, enhance segregation of duties, and bring systems security and transactional control procedures to a level required under Auditing Standard No. 2. We have discussed and disclosed these matters to the audit committee of our board of directors and will continue to do so. We currently expect to complete these remedial steps by end of the third quarter of 2006. We believe the costs associated with these remedial measures will be material. However, we cannot be certain that the completion of these steps will remediate all of the known weaknesses. We believe the costs associated with these remedial measures will be material, including costs associated with the purchases of new accounting systems and for third party consulting related to improvements over our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.
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

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal control. If we are unable to assert that our internal controls over financial reporting is effective as of December 31, 2006, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price. In any event, third party professional services and internal management resources required to complete the process for compliance with Section 404 of the Sarbanes – Oxley Act will be significant and remediation, including substantial changes to or new implementation of systems and processes, may be required. We not be able to accurately anticipate and budget for these expenditures and, as a result, our financial performance may be adversely affected.
     Our financial performance may be difficult to forecast as a result of our historical focus on large customers and the long sales cycle associated with our solutions.
     The majority of our revenue is currently derived from organizations with complex talent management requirements. Accordingly, in a particular quarter the majority of our bookings from new customers are from large sales made to a relatively small number of customers. As such, our failure to close a sale in a particular quarter will impede desired revenue growth unless and until the sale closes. In addition, our sales cycles for our enterprise clients are generally between six months and one year, and in some cases can be longer. As a result, substantial time and cost may be spent attempting to secure a sale that may not be successful. The period between our first sales call on a prospective customer and a contract signing is relatively long due to several factors such as:
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
     We have made, and may continue to make, acquisitions or investments in companies, products, services, and technologies to expand our product offerings, customer base and business. We have limited experience in executing acquisitions. In October 2003, we acquired White Amber, a privately-held company that provided a talent management solution for processing temporary workers, which we introduced as our Taleo Contingent solution, and in March 2005, we acquired Recruitforce.com to enable us to extend our offerings to small and medium-sized organizations. Such acquisitions and investments involve a number of risks, including the following:
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
     Fluctuation in the processing of temporary workers will affect the revenue associated with our Taleo Contingent solution, which may harm our business and operating results.
     We generate revenue from our Taleo Contingent solution based on a fixed percentage of the dollar amount invoiced for temporary labor procured and managed through this solution. We believe that our Taleo Contingent solution will account for a significant portion of our revenue in future periods. If our customers’ demand for temporary workers declines, or if the general wage rates for temporary workers decline, so will our customers’ associated spending for temporary workers, and, as a result, revenue associated with our Taleo Contingent solution will decrease and our business may suffer. In addition, our contracts for the Taleo Contingent solution do not generally contain minimum revenue or transaction commitments from our customers. Therefore, if we fail to implement the Taleo Contingent solution successfully for new customers or if existing customers elect to decrease the transactions processed via the Taleo Contingent solution, we may not recognize incremental revenue from new customers or our revenues from existing Taleo Contingent customers may decline.
     If we do not compete effectively with companies offering talent management solutions, our revenue may not grow and could decline.
     We have experienced, and expect to continue to experience, intense competition from a number of companies. We compete with vendors of enterprise resource planning software such as Oracle and SAP. We also compete with niche point solution vendors such as Authoria, BrassRing, Deploy Solutions, Hodes iQ, Kenexa, Peopleclick, Kronos, VirtualEdge, Vurv (formerly Recruitmax), and Workstream that offer products that compete with one or more modules in our suite of solutions. In the area of talent management solutions for temporary employees, we compete primarily with companies such as Beeline, Chimes, Elance, Fieldglass, IQNavigator, and ProcureStaff. Our Taleo Business Edition competes primarily with ICIMS, Bullhorn, Hiredesk.com and others. Our competitors may announce new products, services or enhancements that better meet changing industry standards or the price or performance needs of customers. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.
     Many of our competitors and potential competitors, especially vendors of enterprise resource planning software, have significantly greater financial, technical, development, marketing, sales, service and other resources than we have. Many of these companies also have a larger installed base of customers, longer operating histories and greater brand recognition than we have. Our enterprise resource planning software competitors provide products that may incorporate capabilities in addition to talent management, such as automated payroll and benefits. Products with such additional functionalities may be appealing to some customers because they can reduce the number of different types of software or applications used to run their business. Our niche competitors’ products may be more effective than our products at performing particular talent management functions or may be more customized for particular customer needs in a given market. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.
     Our customers often require our products to be integrated with software provided by our existing or potential competitors. These competitors could alter their products in ways that inhibit integration with our products, or they could deny or delay access by us to advance software releases, which would restrict our ability to adapt our products to facilitate integration with these new releases and could result in lost sales opportunities. In addition, many organizations have developed or may develop internal solutions to address talent management requirements that may be competitive with our solutions.
     We may lose sales opportunities if we do not successfully develop and maintain strategic relationships to sell and deliver our solutions.
     We intend to partner with business process outsourcing, or BPO, providers that resell our staffing solution as a component of their outsourced human resource services. We currently have relationships with several of these companies. If customers or potential customers begin to outsource their talent management functions to BPOs that do not resell our solutions, or to BPOs that choose to develop their own solutions, our business will be harmed. In addition, we have relationships with third-party consulting firms, system integrators and software and service vendors who provide us with customer referrals, integrate their complementary products with ours, cooperate with us in marketing our products and provide our customers with system implementation or maintenance services. If we fail to establish new strategic relationships or expand our existing relationships, or should any of these partners fail to work effectively with us or go out of business, our ability to sell our products into new markets and to increase our penetration into existing markets may be impaired.
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

     Widespread market acceptance of the vendor hosted, or on demand, delivery model is uncertain, and if it does not continue to develop, or develops more slowly than we expect, our business may be harmed.
     The market for vendor hosted enterprise software is new and, to a large extent, unproven, and there is uncertainty as to whether vendor hosted software will achieve and sustain high levels of demand and market acceptance. Our customers access and use our software as a web-based solution that is hosted by us. If the preferences of our customers change and our customers elect to host our software themselves, either upon the initiation of a new agreement or upon the renewal of an existing agreement, we would experience a decrease in revenue from hosting fees, and potentially higher costs and greater complexity in providing maintenance and support for our software. Additionally, a very limited number of our customers have the contractual right to elect to host our software themselves prior to the expiration of their subscription agreements with us. If the number of customers purchasing hosting services from us decreases, we might not be able to decrease our expenses related to hosting infrastructure in the short term if the demand for such hosting services decreases. Potential customers may be reluctant or unwilling to allow a vendor to host software or internal data on their behalf for a number of reasons, including security and data privacy concerns. If such organizations do not recognize the benefits of the on demand delivery model, then the market for our solutions may not develop at all, or may develop more slowly than we expect.
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
     We are in the process of closing our hosting facility at IBM in San Jose and transitioning the capacity of that facility to our Internap facility in New York City and to a new facility at Equinix in San Jose, California. There are risks inherent in such a transition such as damage to critical hardware and failure of newly installed hardware and software. The transition process may not be successful or may result in service interruptions which may subject us to financial penalties, financial liability or customer losses.
     Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.
     We must hire and retain key employees and recruit qualified technical and sales personnel or our future success and business could be harmed.
     Our chief financial officer tendered his resignation on May 22, 2006, with the effective date of resignation to be not later than December 31, 2006. We have hired a replacement who will assume the responsibilities of chief financial officer on or about September 18, 2006. Issues involved in transitioning the responsibilities of chief financial officer to our new chief financial officer could cause investors or employees to lose confidence in our future prospects and could cause a significant disruption in our operations.
     We believe that our success will depend on the continued employment of our senior management and other key employees, such as our chief executive officer and our chief financial officer. A significant number of our senior management were recently hired, including our new chief financial officer, and our continued success will depend on their effective integration into and management of us. There can be no assurance that our management team will be successfully integrated into our business and work together effectively. Our current senior management and employees have worked together for a relatively short period of time as a result of recent changes in senior management. We do not maintain key person life insurance on any of our executive officers. Additionally, our continued success depends, in part, on our ability to retain qualified technical, sales and other personnel. In particular, we have recently hired a significant number of sales personnel who may take some period of time to become fully productive. We generally find it difficult to find qualified personnel with relevant experience in both technology sales and human capital management. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to retain qualified engineers with the requisite education, background and industry experience. In particular, because our research and development facilities are primarily located in Quebec, Canada, we are substantially dependent on that labor market to attract qualified engineers. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed.
     We currently derive a material portion of our revenue from international operations and expect to expand our international operations. However, we do not have substantial experience in international markets, and may not achieve the expected results.
     During the six months ended June 30, 2006, revenue generated outside the United States was 14% of total revenue, with Canada accounting for 7% of total revenue. We currently have international offices in Australia, Canada, France, the Netherlands, Singapore and the United Kingdom. We may expand our international operations, which will involve a variety of risks, including:

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions,

•	differing regulations in Quebec with regard to maintaining operations, products and public information in both French and English,

•	differing labor regulations, especially in France and Quebec, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations,

•	more stringent regulations relating to data privacy and the unauthorized use of, or access to, commercial and personal information, particularly in Europe and Canada,

•	reluctance to allow personally identifiable data related to non-US citizens to be stored in databases within the United States, due to concerns over the United States government’s right to access personally identifiable data of non-US citizens stored in databases within the United States or other concerns,

•	greater difficulty in supporting and localizing our products,

•	changes in a specific country’s or region’s political or economic conditions,

•	challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs,

•	limited or unfavorable intellectual property protection, and

•	restrictions on repatriation of earnings.
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
     Our insurance policies will not compensate us for any losses or liabilities resulting from intellectual property infringement claims.
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
     Our business has experienced rapid growth in employee count since inception through both internal expansion and acquisitions. In 2005, we began taking steps to align our resources with our operating requirements in order to increase our efficiency. Through these steps, we reduced our headcount and incurred charges for employee severance and we may do so again in the future. As many employees are located in Quebec, Canada, we will have to pay the severance amounts legally required in such jurisdiction, which may exceed those of the United States. While we believe that these steps help us achieve greater operating efficiency, we have limited history with such measures and the results of these measures are difficult to predict. Additional restructuring efforts may be required. In order to manage our business effectively, we must continually manage headcount in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations, and customer support organizations, all of which add to the complexity of our organization. We believe reductions in our workforce, management changes, and facility consolidation create anxiety and uncertainty, and may adversely affect employee morale. These measures could adversely affect our employees that we wish to retain and may also adversely affect our ability to hire new personnel. They may also negatively affect customers. In addition, our revenues may not grow in alignment with our headcount.
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
     Our reported financial results may be adversely affected by changes in generally accepted accounting principles or changes in our operating history that impact the application of generally accepted accounting principles.
     Generally Accepted Accounting Principles, or GAAP, in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or AICPA, the Securities and Exchange Commission, or SEC, and various other organizations formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our projected financial results. For example, beginning January 1, 2006, Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” or SFAS 123R, required us to expense the fair value of employee stock options and similar awards. SFAS 123R addresses accounting for transactions in which we obtain employee services in exchange for share-based payments. SFAS 123R requires us to recognize stock-based compensation costs for awards of equity instruments to employees based on the grant-date fair value of those awards, with limited exceptions. The effect of this pronouncement on our results of operations was material, representing total expenses in our statement of operations of $2,212 for the six months ended June 30, 2006. Pursuant to the application of GAAP we recognize the majority of our application revenue monthly over the life of the application agreement. In certain instances the straight-line revenue recognized on a monthly basis may exceed the amounts invoiced for the same period. If our history of collecting all fees reflected in our application agreements negatively changes, the application of GAAP may mandate that we not recognize revenue in excess of the fees invoiced over the corresponding period for new agreements.
     If tax benefits currently available under the tax laws of Quebec are reduced or repealed, or if we have taken an incorrect position with respect to tax matters under discussion with the Canadian Revenue Authority, our business could suffer.
     The majority of our research and development activities are conducted through our Canadian subsidiary, Taleo (Canada) Inc. We participate in a government program in Quebec that provides investment credits based upon qualifying research and development expenditures. These expenditures primarily consist of the salaries for the persons conducting research and development activities. We have participated in the program for five years, and expect that we will continue to receive these investment tax credits through September 2008. In 2005, we recorded a $2.1 million reduction in our research and development expenses as a result of this program. We anticipate the continued reduction of our research and development expenses through 2008. If these investment tax benefits are reduced or eliminated, our financial condition and operating results may be adversely affected. In addition, we are in the process of an audit by the Canada Revenue Agency relating to transfer pricing for the transfer of intellectual property between our subsidiaries, in which the Canada Revenue Agency has proposed a reassessment of approximately CAD $8.0 million in respect of our 1999 taxation year and approximately CAD $5.4 million in respect of our 2000 and 2001 taxation years; we are in the process of disputing the reassessments. In addition, we may receive reassessments for subsequent taxation years. We are currently unable to evaluate the likelihood that we will prevail on our historical treatment of our transfer pricing or the amount we might be required to pay, if any, in the event of an adverse result. If the Canada Revenue Agency disagrees with our interpretation, our financial results may be adversely affected.
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
     The stock market in general and the market for technology-related stocks in particular has been highly volatile. As a result, the market price of our Class A common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:
•	our operating performance and the performance of other similar companies,

•	the overall performance of the equity markets,

•	developments with respect to intellectual property rights,

•	publication of unfavorable research reports about us or our industry or withdrawal of research,

•	coverage by securities analysts or lack of coverage by securities analysts,

•	speculation in the press or investment community,

•	terrorist acts, and

•	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures, or capital commitments.
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
     We are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the listing standards of The NASDAQ Stock Market, Inc. These requirements have placed a strain on our systems and resources and will likely continue to do so. The Securities Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We had two restatements of historical financial information in 2005 and believe that we have deficiencies in our internal control over financial reporting that will require significant remediation. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and operating results. In addition, we might need to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge, and we might not be able to do so in a timely fashion. The listing standards of the NASDAQ Stock Market require, among other things, that within a year of the date of our proposed initial public offering all of the members of committees of our board of directors, including our audit committee, consist of independent directors. We might not be able to retain our independent directors, or attract new independent directors, for our committees.
     Holders of our Class B common stock vote with our Class A common stock, which dilutes the voting power of our Class A common stockholders.
     As of Jun 30, 2006, 3,057,211 shares of our Class B common stock are held by holders of our exchangeable shares in order to allow them voting rights in Taleo without having to exchange their shares in 9090-5415 Quebec Inc. and suffer the corresponding Canadian tax consequences. These Class B shares vote as a class with our Class A common stock and, upon exchange of the exchangeable shares for Class A common stock, will be redeemed on the basis of one share of Class B common stock redeemed for each one share of Class A common stock issued. Therefore, approximately 13% of the voting power of our outstanding shares as of June 30, 2006, is held by the Class B common stockholders and will continue to be held by them until they decide to exchange their exchangeable shares. Accordingly, our Class B common stock constitutes, and is expected to continue to constitute, a significant portion of the shares entitled to vote on all matters requiring approval by our stockholders.
     We have recently relocated our headquarters. The lease for our new facility is incremental to an existing lease on our former headquarters facility in San Francisco, California. If we are not able to successfully sublease our San Francisco facility or our growth rates slow and we then have excess real estate at our new headquarters facility, it is likely we will need to recognize a loss on our facilities leases.
     We leased a 35,000 square foot facility in Dublin, California in March 2006 for a seven year term as our new headquarters. In addition, we have approximately 12,000 square feet of space on our existing headquarters facility in San Francisco, California that we have currently listed for sublease. We have made certain assumptions relating to occupancy, the costs that will be incurred to satisfy our lease payments and operating costs, and the time necessary to sublease our existing headquarters, as well as projected future sublease rental rates and the anticipated durations of future subleases. We have not recognized a loss on our estimated sublease income; however, it is likely we will need to establish a liability, the effect of which could be a material reduction in net income.
     Additionally, the relocation of our headquarters facility may result in unexpected attrition and we may have difficulty filling vacated positions in a timely manner.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
     In the three months ended June 30, 2006, we issued an aggregate of 31,637 unregistered shares of our Class A common stock to certain employees and officers upon the exercise of options awarded under our 1999 Stock Plan. We received aggregate proceeds of $0.4 million for the three months ended June 30, 2006 as a result of the exercise of options under these plans. We believe these transactions were exempt from the registration requirements of the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, with respect to such shares. The transactions for the three months ended June 30, 2006 occurred between, and including April 3 and April 26, 2006. On May 1, 2006 a Form S-8 was filed with the SEC to register shares under all stock plans.
     On May 23, 2006, warrants to purchase 97,995 shares of Class A common stock were exercised by an accredited investor in a cashless exercise, resulting in the issuance of 46,541 shares of Class A common stock. We believe this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The following matters were submitted to the stockholders in our Annual Meeting of Stockholders held on June 15, 2006. Each of the matters was approved by the requisite vote.

(a)	The following individuals were re-elected to the Board of Director for three-year terms as Class I directors:

Name	Votes For	Votes Withheld
Mark A. Bertelsen	12,386,329	3,392,229
Howard Gwin	14,701,852	1,076,706
Our Board of Directors is currently comprised of eight members that are divided into three classes with overlapping three-year terms. The term of our Class II directors, Michael Gregoire, Eric Herr and Michael Tierney, will expire at the Annual Meeting of Stockholders in 2007. The term of our Class III directors, James Maikranz, Jeffrey Schwartz and Louis Tetu, will expire at the Annual Meeting of Stockholders in 2008.

(b)	To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2006:

Votes For	15,723,185
Votes Against	8,173
Votes Abstain	47,200
ITEM 5. OTHER INFORMATION
     See Item 2 above.
ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Master Services Agreement dated April 14, 2006, by and between Taleo Corporation and Equinix Operating Co., Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 20, 2006).

10.2	Form of Taleo Corporation 2004 Stock Plan Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 6, 2006).

10.3	Form of Taleo Corporation 2004 Stock Plan Performance Share Agreement (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 6, 2006).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION
By:	/s/ Divesh Sisodraker
Divesh Sisodraker
Chief Financial Officer

Date: August 14, 2006

Exhibit Index

Exhibit
Number	Description
10.1	Master Services Agreement dated April 14, 2006, by and between Taleo Corporation and Equinix Operating Co., Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 20, 2006).

10.2	Form of Taleo Corporation 2004 Stock Plan Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 6, 2006).

10.3	Form of Taleo Corporation 2004 Stock Plan Performance Share Agreement (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 6, 2006).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.