Form 10-Q
period 2006-09-30
TALEO CORP
filed 2006-11-14
CIK 1134203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from      to
Commission File Number: 000-51299
TALEO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-2190418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4140 Dublin Boulevard, Suite 400
Dublin, California 94568
( Address of principal executive offices, including zip code )
(925) 452-3000
( Registrant’s telephone number, including area code )
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On October 31, 2006, the registrant had 21,822,015 shares of Class A common stock and 1,873,811 shares of Class B common stock outstanding.

TALEO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
TALEO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$52,989	$59,346
Restricted cash	972	1,110
Accounts receivable, less allowance for doubtful accounts of $425 at September 30, 2006 and $350 at December 31, 2005	24,230	15,026
Prepaid expenses and other current assets	4,906	3,010
Investment credit receivable	4,010	4,944

Total current assets	87,107	83,436

Property and equipment, net	12,748	7,129
Restricted cash	1,053	936
Other assets	435	283
Goodwill	6,027	5,947
Other intangibles, net	541	1,289

Total assets	$107,911	$99,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligation, current	$501	$583
Accounts payable and accrued liabilities	13,579	13,063
Contingent shares issuable	80	81
Customer deposits	1,152	342
Deferred revenue	16,149	10,870

Total current liabilities	31,461	24,939

Non-current liabilities:
Customer deposits and long-term deferred revenue	303	114
Other liabilities	889	155
Capital lease obligation, long-term	46	399
Commitments and contingencies (Note 11) Class B redeemable common stock, $0.00001 par value, 24,229,762 shares authorized; 1,873,811 and 4,038,287 shares outstanding at September 30, 2006 and December 31, 2005, respectively	—	—

Total liabilities	32,699	25,607

Exchangeable share obligation	833	1,715

Stockholders’ equity:
Class A common stock, par value, $0.00001 per share; 250,000,000 shares authorized; 21,739,228 and 18,755,071 shares outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	130,621	124,947
Accumulated deficit	(56,880)	(53,701)
Deferred compensation	—	(21)
Treasury stock, at cost 7,261 and 0 shares outstanding at September 30,2006 and December 31, 2005, respectively	(86)	—
Accumulated other comprehensive income	724	473

Total stockholders’ equity	74,379	71,698

Total liabilities and stockholders’ equity	$107,911	$99,020

See accompanying notes to condensed consolidated financial statements.

TALEO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2005		2005
		(As restated		(As restated
	2006	see Note 3)	2006	see Note 3)
Revenue:
Application	$20,274	$15,987	$57,521	$46,090
Consulting	4,609	3,916	12,998	11,277

Total revenue	24,883	19,903	70,519	57,367

Cost of revenue:
Application	5,004	4,126	14,311	12,201
Consulting	3,084	2,839	9,617	7,866

Total cost of revenue	8,088	6,965	23,928	20,067

Gross profit	16,795	12,938	46,591	37,300

Operating expenses:
Sales and marketing	7,391	5,471	21,663	16,641
Research and development	4,844	3,741	14,444	11,857
General and administrative	5,792	3,361	15,566	8,342
Restructuring costs and other charges	426	—	426	804

Total operating expenses	18,453	12,573	52,099	37,644

Operating income (loss)	(1,658)	365	(5,508)	(344)

Other income (expense):
Interest income	746	138	2,232	295
Interest expense	(24)	(2,120)	(67)	(2,757)

Total other income (expense)	722	(1,982)	2,165	(2,462)

Loss before income tax benefit	(936)	(1,617)	(3,343)	(2,806)
Income tax benefit	(179)	—	(164)	—

Net loss	(757)	(1,617)	(3,179)	(2,806)
Accrual of dividends and issuance costs on preferred stock	—	(877)	—	(2,596)

Net loss attributable to Class A common stockholders	$(757)	$(2,494)	$(3,179)	$(5,402)

Net loss attributable to Class A common stockholders per share — basic and diluted	$(0.04)	$(16.74)	$(0.16)	$(52.96)

Weighted-average Class A common shares — basic and diluted	20,384	149	19,477	102

See accompanying notes to condensed consolidated financial statements.

TALEO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,179)	$(2,806)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,505	3,721
Loss on disposal of fixed assets	399	89
Amortization of tenant inducements	(170)	—
Stock-based compensation expense	3,394	380
Changes in working capital accounts:
Interest earned on restricted cash	—	127
Change in fair value of derivatives	—	1,538
Accounts receivable	(9,113)	2,583
Prepaid expenses and other assets	(971)	(698)
Investment credit receivable	1,145	(1,604)
Accounts payable and accrued liabilities	314	2,339
Deferred revenues and customer deposits	6,193	(2,856)

Net cash provided by operating activities	1,517	2,813

Cash flows from investing activities:
Acquisition of fixed assets	(8,777)	(1,918)
Restricted cash — decrease (increase)	31	(7,816)
Acquisition of business, net of cash acquired	—	(3,348)

Net cash used in investing activities	(8,746)	(13,082)

Cash flows from financing activities:
Proceeds from long-term debt	—	20,215
Principal payments on long-term debt	—	(5,678)
Principal payments on capital lease obligations	(444)	—
Increase in other assets	—	(1,065)
Proceeds from stock options and warrants exercised	1,255	427

Net cash provided by financing activities	811	13,899

Effect of exchange rate changes on cash and cash equivalents	61	321

Increase (decrease) in cash and cash equivalents	(6,357)	3,951
Cash and cash equivalents:
Beginning of period	59,346	5,773

End of period	$52,989	$9,724

Supplemental cash flow disclosures:
Cash paid for interest	$34	$987

Supplemental disclosure of non-cash financing and investing activities:
Fixed asset purchases included in accounts payable and accrued liabilities	$615	$390
Accretion of dividends and issuance costs on preferred stock	$—	$2,596
Treasury stock acquired to settle payroll taxes	$86	$—
See accompanying notes to condensed consolidated financial statements.

TALEO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except option, share and per share information)
1. Condensed Consolidated Financial Statements
     The condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows for nine months ended September 30, 2006 and 2005 have been prepared by Taleo Corporation and its subsidiaries (“the Company”) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.
     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the Company for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year.
2. Nature of Business and Basis of Presentation
     Nature of Business — The Company provides enterprise on demand talent management solutions that enable organizations of all sizes to establish, automate and manage their worldwide staffing processes for professional, hourly and temporary staff. The Company’s software applications are offered to customers primarily on a subscription basis.
     The Company has principal offices in Dublin, California and Quebec City, Quebec, Canada, and conducts its business worldwide, with wholly owned subsidiaries in Canada, France, the Netherlands, the United Kingdom, Singapore, and Australia. The Company moved its headquarters from San Francisco to Dublin, California at the beginning of July 2006. The operating subsidiary in Canada performs the primary product development activities for the Company. The other foreign subsidiaries are generally engaged in providing sales, account management and support activities.
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
3. Restatement
     Subsequent to filing its Quarterly Report on Form 10-Q for the period ended September 30, 2005, the Company determined that there was an error in its accounting with respect to the accrual of dividends on preferred stock. The correction of the error resulted in an increase in the net loss attributable to Class A common stockholders and net loss per share attributable to Class A common stockholders. There was no effect on cash flows. The error was corrected prior to the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2005. The operating results for each of the quarters in the year ended December 31, 2005 were restated and presented in the Selected Quarterly Financial Data (Unaudited) Note included therein. The Company is now reflecting the impact of the restatement in this Quarterly Report on Form 10-Q.
     The significant effects of the adjustment on the statement of operations for the three and nine months ended September 30, 2005 are summarized below:

	As originally	As
	Reported	Restated	Change
Statement of Operations Data
For the three months ended September 30,2005:
Accrual of dividends and issuance costs on preferred stock	$(689)	$(877)	$(188)
Net loss attributable to common stockholders	$(2,306)	$(2,494)	$(188)
Net loss attributable to common stockholders per share — basic and diluted(1)	$(15.48)	$(16.74)	$(1.26)

For the nine months ended September 30,2005:
Accrual of dividends and issuance costs on preferred stock	$(2,067)	$(2,596)	$(529)
Net loss attributable to common stockholders	$(4,873)	$(5,402)	$(529)
Net loss attributable to common stockholders per share — basic and diluted(1)	$(47.77)	$(52.96)	$(5.19)

(1)	Reflects the exclusion of the Company’s Class B redeemable common stock shares as a separate class of stock.

4. Stock–Based Compensation
     The Company issues stock options, restricted stock awards and performance share awards to its employees and outside directors and provides employees the right to purchase stock pursuant to the Company’s stock option plans and the employee stock purchase program (ESPP). Effective January 1, 2006, the Company adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the Statement’s modified prospective application method. Prior to January 1, 2006, the Company applied the intrinsic value method prescribed by Accounting Principles Based Opinion Number 25 “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations. To the extent the exercise price of options granted were equal to the fair market value of the underlying common stock on the measurement date, no stock-based employee compensation was recognized in the results of operations for periods prior to the adoption of SFAS 123R.
     Under the provisions of SFAS 123R, the Company recognizes the fair value of stock-based compensation in its financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. All of the Company’s stock awards are of an equity nature and there have been no liability awards granted. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in the financial statements in the periods after the date of adoption using the same value determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for awards granted after becoming a public company. The Company continues to measure and record compensation expense under the intrinsic value method prescribed by APB 25 for awards granted prior to such date. The Company recognizes compensation expense for the stock options, restricted stock awards, performance share awards and ESPP purchases granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period. Prior to adoption of SFAS 123R, the Company recognized compensation expense using variable accounting for non-employee options and fixed intrinsic value accounting for employee options whereby the amount by which the fair market value of the stock at the time of grant exceeded the exercise price was recognized on a straight-line basis over the requisite service period. There was no stock-based compensation expense capitalized during the three and nine months ended September 30, 2006. Shares issued as a result of stock option exercises, ESPP purchases, performance shares and restricted stock awards are issued out of common stock reserved for future issuance under our stock plans. The adoption of SFAS 123R resulted in the Company recording additional compensation expense of $1,182, or $0.06 per share, for the three months ended September 30, 2006 and $3,394, or $0.17 per share, for the nine months ended September 30, 2006. In total, the amount recorded in the three and nine months ended September 30, 2006 was recorded in the following expense categories:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Cost of revenue	$123	$302
Sales and marketing	287	750
Research and development	217	494
General and administrative	555	1,848

Total	$1,182	$3,394

     Total compensation cost of non-vested options and stock awards not yet recognized was equal to $13,792 and $10,103 at September 30, 2006 and December 31, 2005, respectively, and are expected to be recognized over a weighted-average period of 2.86 and 3.29 years, respectively.
Stock Options
     The Company utilized the Black-Scholes-Merton valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123R with the following assumptions:

Range of risk-free interest rates	4.6% - 5.1%
Expected dividend yield	None

Expected life	5.00 - 6.25 years
Expected volatility	55%
     Stock options granted to employees vest in accordance with a four year vesting schedule. The dividend yield of zero is based upon the fact that the Company has never paid cash dividends on common stock and has no present intention to pay cash dividends. Given the relatively small amount of historical trading data available for the Company, expected volatility considered among other factors, the volatility of comparable companies over the period commensurate with or longer than the expected life of the options.

The risk-free interest rate is the rate on U.S. Treasury securities on the date of grant for the expected term. The expected life was calculated using the simplified method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Term.”
     Based on the Company’s historical voluntary turnover rates, an annualized estimated forfeiture rate of 20.48% has been used in calculating the cost of stock options. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated. No tax benefits have been attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.
     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value based method, as adopted, to all awards, including those previously accounted for under APB 25, for the three and nine months ended September 30, 2005.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net loss attributable to common shareholders—	$(2,494)	$(5,402)
As reported
Add: Stock-based compensation expense included in reported net income	3	10
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(788)	(1,780)

Pro forma net loss	$(3,279)	$(7,172)

Net loss attributable to common shareholders per share—
Basic and diluted as reported	$(16.74)	$(52.96)

Pro forma	$(22.01)	$(70.31)

Class A Common Stock Plans
     At September 30, 2006, 246,299 shares were available for future grants from our Class A common stock plans.
     The following table presents a summary of the Class A common stock option activity for the nine months ended September 30, 2006, excluding activity for the White Amber Stock Option Plan:

		Weighted
		Average
	Number of Options	Exercise Price
Outstanding — January 1, 2006	4,213,626	$8.78
Granted	195,557	13.74
Exercised	(29,374)	3.44
Forfeited	(97,179)	11.99

Outstanding — March 31, 2006	4,282,630	$8.97
Granted	566,365	11.87
Exercised	(233,691)	3.12
Forfeited	(45,976)	14.03

Outstanding — June 30, 2006	4,569,328	$9.56
Granted	215,714	10.15
Exercised	(150,514)	2.52
Forfeited	(90,883)	13.41

Outstanding — September 30, 2006	4,543,645	$9.75

     The weighted-average grant date fair value of options granted during the three months ended September 30, 2006 was $5.85 per option.
     The total intrinsic value of options exercised during the three months ended September 30, 2006 was $1,109.

     The following table summarizes stock options outstanding at September 30, 2006:

			Weighted-Average
			Remaining
		Number of Options	Contractual Life	Number of Options
Range of Exercise Prices		Outstanding	(Years)	Exercisable
$0.12	1.92	191,992	2.61	191,992
3.00	3.00	1,182,418	5.24	1,156,873
3.84	11.90	939,614	8.17	325,633
12.00	12.56	99,692	9.28	10,428
13.50	13.50	1,133,476	8.47	457,510
13.75	13.75	137,330	9.21	937
13.94	13.94	100,000	9.34	—
14.00	14.00	457,583	8.96	114,705
14.10	14.10	30,566	9.61	—
18.00	18.00	270,974	7.49	191,472

September 30, 2006		4,543,645	7.38	2,449,550

Average exercise price				$7.02
     The total fair value of shares vested during the three months ended September 30, 2006 was $154.
     The aggregate intrinsic value for options outstanding and exercisable at September 30, 2006 was $11,246 with a weighted-average remaining contractual life of 5.96 years.
     For options, the Company recorded $762 and $2,845 of compensation expense for the three and nine months ended September 30, 2006, respectively.
Restricted Stock and Performance Shares
     On May 31, 2006, the Compensation Committee of the Board of Directors of the Company approved a form of restricted stock agreement and a form of performance share agreement for use under the Company’s 2004 Stock Plan pursuant to which the Company has granted restricted stock and performance shares. The shares of restricted stock and performance share awards have a per share price of $0.00001 which equals the par value. The Company’s right to repurchase the restricted stock granted to employees lapses in accordance with a four year schedule and the performance shares granted to employees vest in accordance with a four year vesting schedule. Beginning in the quarter ended September 30, 2006, the Company’s outside directors receive 50%, and may elect to receive up to 100%, of their board compensation as restricted stock or performance shares in lieu of cash compensation. Such awards are granted on the first business day of each quarter and vest on the last day of each quarter. The fair value is measured based upon the closing Nasdaq market price of the underlying Company stock as of the date of grant. Restricted stock and performance share awards are amortized over the applicable reacquisition or vesting period using the straight-line method. As of September 30, 2006, the unamortized compensation cost was $3,349 and is expected to be recognized over a weighted-average period of three years. Based on the Company’s limited historical voluntary turnover rates, an annualized estimated forfeiture rate of 4% has been used in calculating the cost. The following table presents a summary of the restricted stock awards and performance share awards for the three months ended September 30, 2006, and related information:

	Performance	Restricted	Weighted-Average
	Share	Stock	Grant-
	Awards	Awards	Date Fair Value
Repurchasable/nonvested balance — March 31, 2006	—	—	—
Awarded	65,000	255,000	$11.90
Released/vested	—	—	—
Forfeited/cancelled	—	—	—

Repurchasable/nonvested balance — June 30, 2006	65,000	255,000	11.90
Awarded	586	23,148	10.12
Released/vested	(4,021)	(19,082)	11.56
Forfeited/cancelled	—	(4,688)	11.90

Repurchasable/nonvested balance — September 30, 2006	61,565	254,378	$11.78

     For restricted stock and performance share agreements, the Company recorded $294 and $365 of compensation expense for the three and nine months ended September 30, 2006, respectively.

Employee Stock Purchase Plan
     At September 30, 2006 there were 500,000 shares reserved for future issuance under the ESPP. Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally commence each May 1 and November 1. The initial offering period commenced on May 16, 2006 and will end on October 31, 2006. Shares will be purchased through employees’ payroll deductions, up to a maximum of 10% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more that 10,000 shares per offering or $25 worth of common stock in one calendar year. As of September 30, 2006, no shares are issued under the plan. The expected compensation cost of $198 was determined using the Black-Scholes-Merton method with an interest rate of 5.24%, volatility of 55%, dividend rate of zero, and, a term of 24 weeks divided by 52 weeks, given the May 16 start date. For the ESPP, the Company recorded $124 and $178 of compensation expense for the three and nine months ended September 30, 2006, respectively.
White Amber Stock Option Plan
     Pursuant to the October 21, 2003 purchase of White Amber, Inc., the Company issued 206,487 options at $0.78 per share under the White Amber Stock Option Plan. Options under the White Amber Stock Option Plan are subject to the vesting provisions associated with each grant, and generally call for 25% vesting upon issuance, with future vesting over defined periods for the remaining shares. The following table presents a summary of the White Amber Stock Option Plan activity for the nine months ended September 30, 2006, and related information:

		Weighted-Average
	Number of Options	Exercise Price
Outstanding — January 1, 2006	180,651	$0.78
Granted	—	—
Exercised	—	—
Forfeited	(6,015)	0.78

Outstanding — March 31, 2006	174,636	0.78
Granted	—	—
Exercised	(37,446)	0.78
Forfeited	—	—

Outstanding — June 30, 2006	137,190	$0.78

Granted	—	—
Exercised	(20,000)	0.78
Forfeited	—	—

Outstanding — September 30, 2006	117,190	$0.78

Options exercisable – September 30, 2006	116,921	$0.78
     For the White Amber Stock Option Plan, the Company recorded $2 and $6 of compensation expense for the three and nine months ended September 30, 2006, respectively.
     As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 and in Note 8 below, based on the forfeiture of options from the White Amber Stock Option Plan, additional shares will be issued to the former White Amber stockholders under the terms of the White Amber acquisition agreement. The Company expects to issue 6,118 shares to former stockholders of White Amber during the three month period ended December 31, 2006. No further shares will become issuable to former stockholders of White Amber pursuant to the White Amber acquisition agreement after December 31, 2006.

5. Intangible Assets and Goodwill
     During the nine months ended September 30, 2006, the Company’s goodwill increased by $80 as an indirect result of the forfeiture of certain unvested stock options granted to the employees of White Amber in 2003 in connection with the Company’s acquisition of White Amber. Under the terms of the acquisition agreement, the Company was required to issue shares to the sellers of White Amber in the event of forfeitures of Company stock options granted to former White Amber employees. These shares issuable to the seller are accounted for as an increase in the purchase price paid by the Company. The forfeitures are recorded as an adjustment to additional paid-in capital. There were no other additions to the carrying amount of goodwill. Amortization of intangible assets was $250 and $250 for the three months ended September 30, 2006 and 2005, respectively, and $748 and $720 for the nine months ended September 30, 2006 and 2005, respectively.

		As of September 30, 2006		As of December 31, 2005
	Weighted-	Gross
	Average Period	Carrying	Accumulated	Gross Carrying	Accumulated
	of Amortization	Amount	Amortization	Amount	Amortization
Identifiable intangible assets:
Existing technology	3.5 years	$2,311	$(1,850)	$2,311	$(1,335)
Customer relationships	3.2 years	967	(887)	967	(654)

Subtotal		3,278	(2,737)	3,278	(1,989)
Goodwill	—	6,027	—	5,947	—

Total		$9,305	$(2,737)	$9,225	$(1,989)

Estimated Amortization Expense
Remainder of 2006					$84
2007					143
2008					143
2009					143
2010					28

6. Property and Equipment
     Property and equipment consists of the following:

	September 30,	December 31,
	2006	2005
Computer hardware and software	$19,302	$12,687
Furniture and equipment	2,522	2,324
Leasehold improvements	2,609	1,206

Subtotal	24,433	16,217
Less accumulated depreciation and amortization	(11,685)	(9,088)

Total	$12,748	$7,129

     Property and equipment included capital leases totaling $1,042 and $1,003 at September 30, 2006 and December 31, 2005, respectively. All of the capital leases are included in computer hardware and software classification above. Accumulated amortization relating to property and equipment under capital leases totaled $816 and $536, at September 30, 2006 and December 31, 2005, respectively. Depreciation and amortization expense, including amortization of assets under capital leases but excluding amortization of intangible assets, was $941 and $1,018 for the three months ended September 30, 2006 and 2005, respectively, and $2,757 and $2,962 for the nine months ended September 30, 2006 and 2005, respectively.
7. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2006	2005
Accrued compensation	$5,719	$5,205
Accounts payable	2,474	3,698
Accrued professional services fees	1,014	387
Other	4,372	3,773

Total	$13,579	$13,063

8. Common Stock
Contingently Issuable Shares
     During the nine months ended September 30, 2006, the Company issued 24,635 shares to former stockholders of White Amber. These shares became issuable under the terms of the White Amber acquisition agreement, which requires the Company to issue shares to the former stockholders of White Amber in the amount of forfeitures of Company stock options granted to former White Amber employees. The Company expects to issue 6,118 shares to former stockholders of White Amber during the three month period ended December 31, 2006. No further shares will become issuable to former stockholders of White Amber pursuant to the White Amber acquisition agreement after December 31, 2006.
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

Reserved Shares of Common Stock
     The Company has reserved the following number of shares of Class A common stock as of September 30, 2006 for the exchange of exchangeable shares, awarding of restricted stock awards, release of performance share awards, exercise of stock options, purchases under the employee stock purchase plan and warrant exercises:

Exchange of exchangeable shares and redemption of Class B common stock	1,873,811
Class A Common Stock Plans (excluding the White Amber Stock Plan)	4,851,509
White Amber Stock Plan	117,190
Employee Stock Purchase Plan	500,000
Warrants	523,589

Total	7,866,099

9. Related-Party Transactions
     The Company paid approximately $171 and $259 during the three months ended September 30, 2006 and 2005, respectively, and $785 and $427 during the nine months ended September 30, 2006 and 2005, respectively, for professional services provided by a law firm in which one of the members of the Company’s Board of Directors is a member of the firm. Amounts payable to this related party were $79 and $1,464 at September 30, 2006 and December 31, 2005, respectively.
10. Income Taxes
     At September 30, 2006, the Company reversed its valuation allowance by $1,134 due to the utilization of net operating losses against earnings in Canada and the reversal of the remaining valuation allowance in Canada, since it was deemed more likely than not that these assets would be realized. The Company continues to maintain a full valuation allowance on its deferred tax assets associated with U.S. and other foreign operations. A portion of the remaining valuation allowance pertains to deferred tax assets established in connection with prior acquisitions, and to the extent that this portion of the valuation allowance is reversed in the future, goodwill will be adjusted.
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
     Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenues and expenses between its subsidiaries, the underlying value of the assets of the business, the ownership of assets, and the application of available tax credits. To date, certain of the Company’s positions have been examined by the Canada Revenue Agency (“CRA”).
     CRA Examination of Tax Year 1999. With respect to its 1999 tax year, the Company has undergone an examination by CRA regarding transfer pricing for the transfer of intellectual property to the Company from the Company’s Canadian subsidiary. In September 2006, the Company entered into a settlement agreement with CRA with respect to this examination. The terms of the settlement require the Company to make royalty payments to its Canadian subsidiary on certain revenues from outside of Canada for tax years 2000 to 2008. The royalty payments for the tax years 2000 to 2006 will result in approximately CAD $2,700 of additional income for the Company’s Canadian subsidiary. This additional income will be fully offset by available net operating losses and carryforwards, which may be applied against the additional income. Accordingly, in the three month period ended September 30, 2006, the Company has recognized deferred tax assets in an amount to offset this assessment. Based on expected revenues subject to the royalty payment obligation, the Company currently projects royalty payments for tax years 2007 to 2008 will result in additional income of approximately CAD $4,000 for the Company’s Canadian subsidiary, although the amount will vary depending on the Company’s financial performance. Accordingly, the Company has not adjusted its deferred tax assets for future utilization of net operating losses and carryforwards to account for this potential assessment because of the uncertainty around realization.
     CRA Examination of Tax Years 2000 and 2001. In April 2006, the CRA proposed an additional increase to taxable income for its Canadian subsidiary of approximately CAD $5,300 in respect of its 2000 and 2001 tax years, which consists of CAD $2,300 relating to income and expense allocations and CAD $3,000 relating to its treatment of Quebec investment tax credits. The Company disagrees with these 2000 and 2001 proposed adjustments and intends to contest these matters through applicable CRA and judicial procedures, as appropriate. The additional income resulting from the CAD $2,300 proposed assessment is both probable and estimable and will be fully offset by available net operating losses and carryforwards, which may be applied against the additional income. Accordingly, in the three month period ended September 30, 2006, the Company has recognized deferred tax assets in an amount to offset this assessment. The treatment of the Quebec investment tax credits is not estimable at this time due to ongoing negotiations. Accordingly, the Company has not adjusted its deferred tax assets for future utilization of net operating losses and carryforwards to account for this potential assessment because of the uncertainty around realization.
     CRA Examination Impact to Future Tax Years. The CRA issue relating to the treatment of the Quebec investment tax credits in tax years 2000 and 2001 will have bearing on the tax treatment applied in subsequent periods that are not currently under examination. If the final determination with respect to the Company’s treatment of the Quebec investment tax credits for the tax years 2000 and 2001 is unfavorable to the Company, the Company may be required to make conforming adjustment in periods after 2001. Any such adjustments could have a material impact on tax years after 2001. The Company’s estimate of the potential range of additional income subject to Canadian income tax for the 2000 to 2005 tax years as a result of the CRA’s examination of the Company’s treatment of Quebec investment tax credits is between CAD $0 and $14,500, including CRA’s proposed assessment of CAD $3,000 for the 2000 and 2001 tax years, as discussed above.
     Availability of Deferred Tax Assets. The CRA has indicated to the Company that it will apply available deferred tax assets to each tax year’s assessment at the conclusion of the examinations described above. As of September 30, 2006, the Company has projected approximately CAD $536 of deferred tax assets will be available to reduce additional income resulting from royalty payment mandated by the settlement of the CRA’s examination of the 1999 tax year for tax years 2007 and 2008, as described above, and any taxable income adjustments resulting from the CRA’s examination of the Company’s treatment of Quebec investment tax credits, as described above. The Company does not have sufficient net operating losses and carryforwards to offset the additional income for the Company’s Canadian subsidiary in excess of CAD $536 and would incur a Canadian tax liability with respect to any such excess income. Such tax liability could be material. As a result of these adjustments, the Company expects to pay taxes in Canada in 2007 and may incur tax liability with respect to prior periods. In addition, the Company may be subject to penalties and interest on any Canadian tax liability for the 2000 tax year and beyond. Any such penalties or interest cannot be reasonably estimated at this time.
     If sufficient evidence becomes available allowing management to more accurately estimate a probable income tax liability for additional income resulting from royalty payment mandated by the settlement of the CRA’s examination of the 1999 tax year for tax years 2007 and 2008, as described above, and any taxable income adjustments resulting from the CRA’s examination of the Company’s treatment of Quebec investment tax credits, as described above, management will apply net operating losses and carryforwards to the extent available and reserve against any remaining balances due by recording additional income tax expense in the period the liability becomes estimable. The Company is seeking United States tax treaty relief through the appropriate Competent Authority tribunals for the settlement entered into with CRA in relation to the CRA’s examination of the 1999 tax year, and the Company will seek United States tax treaty relief through appropriate Competent Authority tribunals for all subsequent final settlements entered into with CRA.

11. Commitments and Contingencies
     Leases — The Company leases office space, operating leases for computer equipment and for third-party facilities that host our applications. Rental expense under these agreements for the three months ended September 30, 2006 and 2005 were approximately $2,267 and $1,554, respectively, and, $6,171 and $4,352 for the nine months ended September 30, 2006 and 2005, respectively. The minimum non-cancelable scheduled payments under these agreements at September 30, 2006 are as follows (in thousands):

	Operating Leases
			Third
			Party		Total
	Equipment	Facility	Hosting	Other	Operating	Capital
	Leases	Leases	Facilities	Contracts	Leases	Leases	Total
Remainder of 2006	$977	$590	$231	$69	$1,867	$150	$2,017
2007	3,056	2,019	916	172	6,163	394	6,557
2008	983	1,289	533	14	2,819	19	2,838
2009	86	1,145	—	—	1,231	—	1,231
2010	13	939	—	—	952	—	952
2011	—	959	—	—	959	—	959
Thereafter	—	1,437	—	—	1,437	—	1,437

Total	$5,115	$8,378	$1,680	$255	$15,428	$563	$15,991

Less amounts representing interest						(16)

Present value of minimum lease payments						547
Less current portion						(501)

Noncurrent portion						$46

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
     In addition to pending litigation the Company has received the following notices of potential claims. In February 2005, the holder of patent number 6701313B1 verbally asserted that he believes the Company’s software products infringe upon this patent. Management reviewed this matter and believes that the Company’s software products do not infringe any valid and enforceable claim of this patent. In September 2005, a competitor wrote the Company to request that the Company enter into licensing discussions or advise them why the Company believes the functionality contained in some of the Company’s product offerings is not covered by their patent number 5999939. In February 2006, the same competitor informed the Company that it has received an additional patent, patent number 6996561, in related technology. Management has reviewed this matter and believes that the Company’s software products do not infringe any valid and enforceable claim of these patents. The Company believes that these patents would apply, if at all, to an optional feature of the Company’s product offerings used by some of the Company’s customers. The Company has engaged in discussions with the holder of patent numbers 5999939 and 6996561 with respect to the substance of these patents and the possibility of settlement but resolution of this potential claim is, as yet, uncertain. Finally, in September 2006, the holder of patent numbers 5537590 and 5701400 wrote the Company to inform the Company of its contention that the Company’s product offerings may infringe these patents. Management is in the initial stages of investigating the substance of this assertion. To date, we are not aware of any legal claim that has been filed against us regarding these matters, but the Company can give no assurance that claims will not be filed.
12. Net Loss Per Share
     Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. However, during periods of net income, the earnings per share would be based on outstanding Class A common shares and exchangeable shares, since the latter are participating securities, but have no legal requirement to fund losses. Exchangeable shares are participating securities but are not presented in the table since the Company incurred losses for all reported periods and exchangeable shares have no legal requirement to fund such losses, making them antidilutive for all periods presented. Class B common shares are non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. Antidilutive securities, which consist of exchangeable shares, redeemable convertible preferred stock, stock options, and warrants that are not included in the diluted net loss per share calculation, aggregated on a weighted-average share basis to 5,299,931 and 18,702,534 for the three months ended September 30, 2006 and 2005, respectively, and 6,100,132 and 18,743,281 for the nine months ending September 30, 2006 and 2005, respectively. The share counts in 2005 take into account the conversion rights of all preferred stock.

     A summary of the loss or earnings applicable to each class of common shares is as follows:

	Three Months Ended September 30,
	2006			2005
	Class A	Class B		Class A	Class B
	Common	Common	Total	Common	Common	Total
Allocation of net loss	$(757)	—	$(757)	$(2,494)	—	$(2,494)
Weighted-average shares outstanding	20,384	2,919	N/A	149	4,038	N/A
Net loss per share	$(0.04)	—	N/A	$(16.74)	—	N/A

	Nine Months Ended September 30,
	2006			2005
	Class A	Class B		Class A	Class B
	Common	Common	Total	Common	Common	Total
Allocation of net loss	$(3,179)	—	$(3,179)	$(5,402)	—	$(5,402)
Weighted-average shares outstanding	19,477	3,566	N/A	102	4,038	N/A
Net loss per share	$(0.16)	—	N/A	$(52.96)	—	N/A
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
     The following table presents a summary of operating segments:

	Application	Consulting	Total
Three Months Ended September 30, 2006:
Revenue	$20,274	$4,609	$24,883
Contribution margin	10,426	1,525	11,951
2005:
Revenue	$15,987	$3,916	$19,903
Contribution margin	8,120	1,077	9,197

	Application	Consulting	Total
Nine months Ended September 30, 2006:
Revenue	$57,521	$12,998	$70,519
Contribution margin	28,766	3,381	32,147
2005:
Revenue	$46,090	$11,277	$57,367
Contribution margin	22,032	3,411	25,443
     The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

     Loss Reconciliation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Contribution margin for operating segments	$11,951	$9,197	$32,147	$25,443
Sales and marketing	(7,391)	(5,471)	(21,663)	(16,641)
General and administrative	(5,792)	(3,361)	(15,566)	(8,342)
Restructuring charges	(426)	—	(426)	(804)
Other income (expense), net	722	(1,982)	2,165	(2,462)

Loss before provision for income taxes	$(936)	$(1,617)	$(3,343)	$(2,806)

     Geographic Information:
     Revenue attributed to a country or region includes sales to multinational organizations and is based upon the country of location of the contracting party. Revenues as a percentage of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	86%	89%	86%	88%
Canada	6%	7%	6%	7%
All other	8%	4%	8%	5%

	100%	100%	100%	100%

     During the three and nine months ended September 30, 2006 and 2005, there were no customers that individually represented greater than 10% of the Company’s total revenue. Also as of these dates, no customer represented greater than 10% of the Company’s accounts receivable.
14. Comprehensive loss
     Comprehensive loss includes foreign currency translation gains and losses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(757)	$(1,617)	$(3,179)	$(2,806)
Net foreign currency translation gain (loss)	23	238	251	192

Comprehensive loss	$(734)	$(1,379)	$(2,928)	$(2,614)

15. Costs Associated with the Exit of the San Francisco Facility
During July 2006, the Company moved its corporate offices from San Francisco, California to Dublin, California. As a result of this relocation, the Company has recorded a provision for the exit from the San Francisco facility in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” As a part of this provision, the Company has taken into account that on October 19, 2006 it entered into an agreement to sublease its San Francisco facility, consisting of approximately 12,000 square feet. As of September 30, 2006, pursuant to the lease for the Company’s San Francisco facility, cash payments totaling $1,070 remain to be made through July 2009 and the associated remaining lease costs, net of sublease rental income, as of September 30, 2006 is approximately $379. The total estimated cost associated with the exit from the San Francisco facility is $426.
Summary

	Three and Nine Months Ended September 30, 2006
Liability for the			Liability
remaining net lease			Balance
payments for the San	Cease Use Date		September 30,
Francisco facility	July 03, 2006	Cash Payments	2006
Lease payments	$1,160	$(90)	$1,070
Sublease rental income	(691)	—	(691)

Net liability	$469	$(90)	$379

Accrued or
Incurred
Three and Nine
Months Ended
September 30,
Costs associated with the exit from the San Francisco facility	2006
Establishment of initial net liability for net lease payments (from above)	$469
Reversal of accrued rent from original lease	(237)
Adjustment for tenant inducements from original lease	(102)
Write-off of fixed assets	217
Commissions and legal costs	79

Total restructuring expense	$426

16. Subsequent Events
On October 25, 2006, management announced a plan whereby all accounting and finance functions currently being performed in the Quebec City, Quebec, Canada office will be transitioned to the corporate offices in Dublin, California. This transition is expected to be completed by March 31, 2007. There are approximately 18 full time positions impacted as part of this transition and if still employed at the end of the transition period, the terminated employees would be entitled to an exit package which we expect to total $200 in aggregate. This amount will be recorded as incurred through March 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Certain information presented below has been restated for the three and nine months ended September 30, 2005. See Note 3 to the Notes to our Unaudited Condensed Consolidated Financial Statements. This discussion and analysis gives effect to the restatement.
     This Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, tax and accounting estimates, the demand and expansion opportunities for our products, our customer base and our competitive position. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under Part II, Item 1A “Risk Factors” or included elsewhere in this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
     The following discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q.
Overview
     We deliver on demand talent management solutions that enable organizations to assess, acquire, develop, and align their workforces for improved business performance. We were incorporated under the laws of Delaware in May 1999.
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
     In July 2006, we relocated our corporate headquarters from San Francisco to Dublin, California. We booked a provision for the exit from the San Francisco facility in July 2006 in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.”
Sources of Revenue
     We derive our revenue from two sources: application revenue and consulting revenue.
Application Revenue
     Application revenue is generally comprised of subscription fees from customers accessing our products, which cover use of the application, application and data hosting and maintenance of the application. The majority of our application subscription revenue is recognized monthly over the life of the application agreement, based on a stated, fixed-dollar amount. Revenue associated with our Taleo Contingent solution is recognized based on a fixed contract percentage of the dollar amount invoiced for contingent labor through use of the application. The average term of our application agreements for Taleo Enterprise Edition signed with new customers in the three months ended September 30, 2006 and 2005 was approximately three years, although terms for Taleo Enterprise Edition application agreements signed in the first nine months of 2006 and 2005 ranged from one to seven years. Our customer renewal rates have historically been high. The term of application agreements for Taleo Business Edition is typically one year.

          Application agreements entered into during the three months ended September 30, 2006 and 2005 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations.
     Consulting Revenue
           Consulting revenue consists primarily of fees associated with application configuration, integration, business process re-engineering, change management, and education and training services. Our consulting engagements are typically billed on a time and materials basis, although a number of our engagements are priced on a fixed fee basis. For those contracts structured on a fixed fee basis, we recognize the revenue proportionally to the performance of the services, or the attainment of defined milestones. From time to time, certain of our consulting projects are subcontracted to third parties when our internal resources are insufficient or more effectively deployed elsewhere, although there are no specific functions which require outsourcing. Our customers may also elect to use unrelated third parties for the types of consulting services that we offer. Our typical consulting contract provides for payment within 30 to 60 days of invoice.
Cost of Revenue and Operating Expenses
     Cost of Revenue
          Cost of application revenue primarily consists of expenses related to hosting our application and providing support, including depreciation expense associated with computer equipment. We allocate overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on employee count. As such, overhead expenses are reflected in each cost of revenue and operating expense category. We currently deliver our solutions from two primary data centers that host the applications for all but one of our customers that elected to deploy our application on its own infrastructure.
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
     Recent Accounting Pronouncement
          In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt FIN 48 as of January 1, 2007, as required. Differences between the amounts recognized in the balance sheet prior to adoption and the amounts recognized in the balance sheet after adoption will be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.
          In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.
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
     Research and Development
     We account for software development costs under the provisions of Statement of Financial Accounting Standards, or SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Accordingly, we capitalize certain software development costs after technological feasibility of the product has been established. Such costs have been immaterial to date, and accordingly, no costs were capitalized during the three and nine months ended September 30, 2006 and 2005.
     Stock-based Compensation
          We adopted SFAS 123R “Share-Based Payment” effective January 1, 2006. Under the provisions of SFAS 123R, we recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. We have elected the modified prospective transition method for adopting SFAS 123R, under which the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in our financial statements in the periods after the date of adoption using the same value determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in previous filings. We recognize compensation expense for the stock option awards granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period. Refer to Note 4, Stock-Based Compensation, in our Notes to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more discussion. There are a variety of estimates used in determining the fair value of such awards. Changes in these estimates could result in changes to our compensation charges.
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
     Income Taxes
          We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. At September 30, 2006, we reversed our valuation allowance by approximately $1.1 million due to the utilization of net operating losses against earnings in Canada and the reversal of the remaining valuation allowance in Canada, since it was deemed more likely than not that these assets would be realized. We continue to maintain a full valuation allowance on its deferred tax assets associated with U.S. and other foreign operations. A portion of the remaining valuation allowance pertains to deferred tax assets established in connection with prior acquisitions, and to the extent that this portion of the valuation allowance is reversed in the future, goodwill will be adjusted. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.
          Compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenue and expenses between each of our legal entities that are located in several countries. Our determinations include many decisions based on our knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third-parties. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for probable exposures. Such estimates are subject to change.

Results of Operations
     The following table sets forth certain consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Condensed Consolidated Statement of Operations Data:
Revenue:
Application	81%	80%	82%	80%
Consulting	19	20	18	20

Total revenue	100	100	100	100
Cost of revenue (as a percent of related revenue):
Application	25	26	25	26
Consulting	67	72	74	70

Total cost of revenue	33	35	34	35

Gross profit	67	65	66	65
Operating expenses:
Sales and marketing	30	27	31	29
Research and development	19	19	20	21
General and administrative	23	17	22	15
Restructuring costs and other charges	2	—	1	1

Total operating expenses	74	63	74	66

Operating income (loss)	(7)	2	(8)	(1)
Other income (expense):
Interest income	3	1	3	1
Interest expense	—	(11)	—	(5)

Total other income (expense)	3	(10)	3	(4)
Loss before income tax benefit	(4)	(8)	(5)	(5)
Income tax benefit	(1)	—	—	—

Net loss	(3)%	(8)%	(5)%	(5)%

Comparison of the three and nine months ended September 30, 2006 and 2005
     Amounts in tables below are shown in thousands.
     Revenue

	Three Months Ended
	September 30,
	2006	2005	$ change	% change
Application revenue	$20,274	$15,987	$4,287	27%
Consulting revenue	4,609	3,916	693	18%

Total revenue	$24,883	$19,903	$4,980	25%

Commentary for three months
     The increase in application revenue was attributable to increased sales of our applications, including sales to new customers and additional sales to our existing customers, and renewal rates consistent with our historically high rate of existing customer renewals. The increase in consulting revenue of $0.7 million was attributable to an increase in the growth of our application revenue and specifically we recorded higher revenue of $0.4 million from our implementation services and $0.3 million from our education services.

	Nine Months Ended September 30,
	2006	2005	$ change	% change
Application revenue	$57,521	$46,090	$11,431	25%
Consulting revenue	12,998	11,277	1,721	15%

Total revenue	$70,519	$57,367	$13,152	23%

Commentary for nine months
     The increase in application revenue was attributable to increased sales of our applications, including sales to new customers and additional sales to our existing customers, and renewal rates consistent with our historically high rate of existing customer renewals. The increase in consulting revenue was attributable to higher revenue from implementation services of $0.9 million and from education services of $0.8 million as a result of an increase in demand of our consulting services as a result of the continued growth of our application revenues.
     Cost of Revenue

	Three Months Ended
	September 30,
	2006	2005	$ change	% change
Application	$5,004	$4,126	$878	21%
Consulting	3,084	2,839	245	9%

Total cost of revenue	$8,088	$6,965	$1,123	16%

Commentary for three months
     Cost of application revenue increased to support our growth in application revenue. The increase was primarily as a result of higher personnel and related costs (including overhead and travel expenses) of $0.5 million, an increase in hosting related costs of $0.4 million, an increase in software support of $0.1 million and a decrease in temporary help of $0.1 million. Cost of consulting revenue increased primarily as a result of an increase of $0.3 million in employee related costs (including overhead and travel expenses and $0.1 million for the impact of adopting SFAS 123R) offset by a decrease in temporary help of $0.1 million.

	Nine Months Ended
	September 30,
	2006	2005	$ change	% change
Application	$14,311	$12,201	$2,110	17%
Consulting	9,617	7,866	1,751	22%

Total cost of revenue	$23,928	$20,067	$3,861	19%

Commentary for nine months
     Cost of application revenue increased to support our growth in application revenue. The increase was primarily as a result of higher personnel and related costs (including overhead) of $0.7 million (including $0.1 million for the impact of adopting SFAS 123R), $0.4 million of software support costs, an increase in travel expenses of $0.1 million, $0.1 million of temporary help and an increase in hosting related costs of $0.8 million. Cost of consulting revenue increased primarily as a result of an increase of $1.5 million in employee related costs (including $0.2 million for the impact of adopting SFAS 123R), $0.1 million for temporary help and $0.1 million for travel expenses. Most of the variance is attributable to the three months ended March 31, 2006, in which the cost of consulting revenue increased primarily as a result of a $0.6 million increase for employee-related costs for our consulting group as a result of increases in headcount, a reduction of $0.1 million in consulting costs cross charged to product development, and an increase of $0.4 million for travel expenses, all as compared to the three months ended March 31, 2005.

     Gross Profit and Gross Profit Percentage

	Three Months Ended
	September 30,
	2006	2005	$ change	% change
Gross profit
Applications	$15,270	$11,861	$3,409	29%
Consulting	1,525	1,077	448	42%

Total gross profit	$16,795	$12,938	$3,857	30%

	Three Months Ended September 30,
	2006	2005	change
Gross profit percentage
Applications	75%	74%	1%
Consulting	33%	28%	5%
Total gross profit percentage	67%	65%	2%
Commentary for three months
     Gross profit on applications increased by $3.4 million, as a result of higher application revenue, and gross profit on consulting increased by $0.4 million as a result of higher employee utilization and a higher number of projects being completed in the three months ended September 30, 2006
     Total gross profit percentage increased by 2% as a result of higher margin on application revenue and consulting revenue compared to the same period in the prior year.

	Nine Months Ended
	September 30,
	2006	2005	$ change	% change
Gross profit
Applications	$43,210	$33,889	$9,321	28%
Consulting	3,381	3,411	(30)	(1%)

Total gross profit	$46,591	$37,300	$9,291	25%

	Nine Months Ended September 30,
	2006	2005	change
Gross profit percentage
Applications	75%	74%	1%
Consulting	26%	30%	(4%)
Total gross profit percentage	66%	65%	1%
Commentary for nine months
     Gross profit on applications increased by $9.3 million, as a result of higher application revenue, and gross profit on consulting remained relatively consistent as a result of expenses increasing in the same proportion as the growth of consulting revenue. The gross profit on consulting has been increasing over the nine month period ended September 30, 2006, however due to higher costs related to subcontractors and employee costs in the first two quarters of 2006, the gross profit on consulting for the nine month period is still less than the consulting margin recorded in the three months ended September 30, 2006.

     Total gross profit percentage was relatively unchanged from the same period in the prior year as higher gross margins in applications were offset by lower gross margins in consulting.
     Operating expenses

	Three Months Ended
	September 30,
	2006	2005	$ change	% change
Sales and marketing	$7,391	$5,471	$1,920	35%
Research and development	4,844	3,741	1,103	29%
General and administrative	5,792	3,361	2,431	72%
Restructuring and other charges	426	—	426	—

Total operating expenses	$18,453	$12,573	$5,880	47%

Commentary for three months
     Sales and marketing expenses for the third quarter of 2006 increased by 35% over the same quarter in the prior year in order to support our growth. Marketing programs increased by $0.2 million, personnel related costs (including overhead) increased by $1.9 million (including $0.3 million for the impact of adopting SFAS 123R), travel expenses decreased by $0.1 million and temporary help decreased by $0.1 million.
     Research and development expenses for the third quarter of 2006 increased by 29% over the same quarter in the prior year in order to enhance our existing products and develop new products to sell into our installed base. The increase consisted primarily of a $0.6 million increase in employee related costs (including $0.2 million for the impact of adopting SFAS 123R), and $0.5 million for temporary help expenses.
     General and administrative expenses for the third quarter of 2006 grew by 72% over the same quarter in the prior year as a result of costs associated with building the information and compliance infrastructure of our company. Employee-related costs, including travel expenses, increased $1.2 million (including $0.6 million for the impact of adoptions SFAS 123R). In addition, we experienced a $1.1 million increase in accounting, legal and consulting fees associated with operating as a public company.
     Restructuring costs and other charges increased by $0.4 million in the third quarter of 2006. As discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements, we recorded a provision in July 2006 for the exit from out San Francisco facility.
     The total impact of adopting SFAS 123R as a percent of revenue was 5%, or $0.06 per share, for the three months ended September 30, 2006.

	Nine Months Ended
	September 30,
	2006	2005	$ change	% change
Sales and marketing	$21,663	$16,641	$5,022	30%
Research and development	14,444	11,857	2,587	22%
General and administrative	15,566	8,342	7,224	87%
Restructuring costs and other charges	426	804	(378)	(47%)

Total operating expenses	$52,099	$37,644	$14,455	38%

Commentary for nine months
     Sales and marketing expenses for the nine months ended September 30, 2006 increased by 30% over the same period in the prior year in order to support our growth. Marketing programs increased by $1.8 million and travel expenses increased $0.4 million. Personnel related costs increased $2.8 million, including $0.8 million for the impact of adopting SFAS 123R.
     Research and development expenses for the nine months ended September 30, 2006 increased by 22% over the same period in the prior year in order to enhance our existing products and develop new products to sell into our installed base. The increase consisted primarily of a $1.6 million increase in employee related costs (including $0.5 million for the impact of SFAS 123R), $0.8 million in temporary help and $0.1 million in travel expenses. The increase in expenses was also affected by the U.S. dollar weakening against the Canadian dollar during the first nine months of 2006 as compared to the same period in the prior year, since most of our research and development employees are located in Canada.
     General and administrative expenses for the nine months ended September 30, 2006 grew by 87% over the same period in the prior year as a result of costs associated with building the information and compliance structure of our company. Employee-related costs increased $3.5 million (including $1.8 million for the impact of SFAS 123R). In addition, we experienced an increase of $0.2 million in travel expenses and a $3.5 million increase in accounting, legal and consulting fees associated with operating as a public company.
     Restructuring costs of $0.4 million and $0.8 million were incurred in the nine months ending September 30, 2006 and September 30, 2005, respectively. As discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements, we recorded a provision in July 2006 for the exit from our San Francisco facilities. In the second quarter of 2005, we recorded $0.8 million of restructuring costs related to a reduction in workforce and consolidation of facilities.
     The total impact of adopting SFAS 123R as a percent of revenue was 5%, or $0.17 per share, for the nine months ended September 30, 2006.
     Other income (expense)

	Three Months Ended
	September 30,
	2006	2005	$ change	% change
Interest income	$746	$138	$608	441%
Interest expense	(24)	(2,120)	2,096	(99%)

Total other income (expense)	$722	$(1,982)	$2,704	(136%)

	Nine Months Ended
	September 30,
	2006	2005	$ change	% change
Interest income	$2,232	$295	$1,937	657%
Interest expense	(67)	(2,757)	2,690	(98%)

Total other income (expense)	$2,165	$(2,462)	$4,627	(188%)

Commentary for three and nine months
     Interest income and interest expense
     Interest income – The increase in interest income is attributable to higher average cash balances during 2006, as well as higher interest rates compared to the same periods in the prior year.
     Interest expense – The reduction in interest expense is attributable to lower debt balances during 2006 compared to the same quarter in the prior year. In the third quarter of 2006, long term debt consisted solely of capital lease obligations, whereas in the prior year, we had approximately $19.0 million of debt outstanding with Goldman Sachs Specialty Lending Group at September 30, 2005.

     Income Taxes

	Three Months Ended
	September 30,			Nine Months Ended September 30,
	2006	2005	$ change	2006	2005	$ change
Income tax benefit	$(179)	$—	$(179)	$(164)	$—	$(164)
     Our income tax benefit was ($0.2) million and ($0.2) million for the three and nine months ended September 30, 2006 compared to none for the three and nine months ended September 30, 2005. The provision was generated from non-U.S. operations and a reversal of approximately $1.1 million of our valuation allowance due to the utilization of net operating losses against earnings in Canada and the reversal of the remaining valuation allowance in Canada, since it was deemed more likely than not that these assets would be realized. We continue to maintain a full valuation allowance on our deferred tax assets associated with U.S. and other foreign operations. A portion of the remaining valuation allowance pertains to deferred tax assets established in connection with prior acquisitions, and to the extent that this portion of the valuation allowance is reversed in the future, goodwill will be adjusted.
     Based on our evaluation of current tax positions, we believe we have appropriately accounted for probable exposures.
     We provide for income taxes on interim periods based on the estimated effective tax rate for the full year. We record cumulative adjustments to tax provisions in the interim period in which a change in the estimated annual effective rate is determined. The effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is reflected in the tax provision for the quarter in which the event occurs and is not considered in the calculation of our annual effective tax rate.
     Compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenues and expenses between our subsidiaries, the underlying value of the assets of the business, the ownership of assets, and the application of available tax credits. To date, certain of our positions have been examined by the Canada Revenue Agency (“CRA”).
     CRA Examination of Tax Year 1999. With respect to our 1999 tax year, we have undergone an examination by CRA regarding transfer pricing for the transfer of intellectual property to us from our Canadian subsidiary. In September 2006, we entered into a settlement agreement with CRA with respect to this examination. The terms of the settlement require us to make royalty payments to our Canadian subsidiary on certain revenues from outside of Canada for tax years 2000 to 2008. The royalty payments for the tax years 2000 to 2006 will result in approximately CAD $2.7 million of additional income for our Canadian subsidiary. This additional income will be fully offset by available net operating losses and carryforwards. Accordingly, in the three month period ended September 30, 2006, we have recognized deferred tax assets in an amount to offset this assessment. Based on expected revenues subject to the royalty payment obligation, we currently project royalty payments for tax years 2007 to 2008 to result in additional income of approximately CAD $4.0 million for our Canadian subsidiary, although the amount will vary depending on our financial performance. Accordingly, we have not adjusted our deferred tax assets for future utilization of net operating losses and carryforwards to account for this potential assessment because of the uncertainty around realization.
     CRA Examination of Tax Years 2000 and 2001. In April 2006, CRA proposed an additional increase to taxable income for our Canadian subsidiary of approximately CAD $5.3 million in respect of our 2000 and 2001 tax years, which consists of CAD $2.3 million relating to income and expense allocations and CAD $3.0 million relating to our treatment of Quebec investment tax credits. We disagree with these 2000 and 2001 proposed adjustments and intend to contest these matters through applicable CRA and judicial procedures, as appropriate. The additional income resulting from the CAD $2.3 million proposed assessment is both probable and estimable and will be fully offset by available net operating losses and carryforwards. Accordingly, in the three month period ended September 30, 2006, we have recognized deferred tax assets in an amount to offset this assessment. The treatment of the Quebec investment tax credits is not estimable at this time due to ongoing negotiations. Accordingly, we have not adjusted our deferred tax assets for future utilization of net operating losses and carryforwards to account for this potential assessment because of the uncertainty around realization.
     CRA Examination Impact to Future Tax Years. The CRA issue relating to the treatment of the Quebec investment tax credit in tax years 2000 and 2001 will have bearing on the tax treatment applied in subsequent periods that are not currently under examination. If the CRA renders an unfavorable opinion for the tax years 2000 and 2001 relating to this issue, such adjustments could have a material impact on tax years after 2001. We estimate the potential range of additional income subject to Canadian income tax for the 2000 to 2005 tax years as a result of the Quebec investment tax credit issue to be between CAD $0 and $14.5 million, including CRA’s proposed assessment of CAD $3.0 million for the 2000 and 2001 tax years, as discussed above.
     Availability of Deferred Tax Assets. The CRA has indicated to us that it will make an assessment and apply available deferred tax assets at the conclusion of the examinations described above. As of September 30, 2006, we have projected approximately CAD $0.5 million of available deferred tax assets will be available to reduce income adjustments from the 1999 settlement for tax years 2007 and 2008 and the CRA’s examination of our treatment of Quebec investment tax credits. In the event any of these amounts either individually or collectively exceed CAD $0.5 million, our Canadian subsidiary will not have sufficient net operating losses and carryforwards to offset the additional income and would incur a Canadian tax liability which could be material. As a result of these adjustments, we expect to pay taxes in Canada in 2007 in addition to any tax liability for prior periods. In addition, we may be subject to penalties and interest on any Canadian tax liability for the 2000 tax years and beyond. Any such penalties or interest cannot be reasonably estimated at this time.
     If sufficient evidence becomes available allowing us to more accurately estimate a probable income tax liability for income adjustments from the 1999 settlement for tax years 2007 and 2008 and the CRA’s examination of our treatment of Quebec investment tax credits, we will apply net operating losses and carryforwards to the extent available and reserve against any remaining balances due by recording additional income tax expense in the period the liability becomes estimable. We are seeking United States tax treaty relief through the appropriate Competent Authority tribunals for the settlement entered into with CRA in relation to the CRA’s examination of the 1999 tax year, and we will seek United States tax treaty relief through appropriate Competent Authority tribunals for all subsequent final settlements entered into with CRA.
Liquidity and Capital Resources
     At September 30, 2006, our principal source of liquidity was our net working capital balance of $55.6 million, including cash and cash equivalents totaling $53.0 million. In addition, we have $1.0 million in restricted cash that is security for our obligation to the former shareholders of Recruitforce.com, Inc. and security for our facility lease obligations.

	Nine Months Ended September 30,
	2006	2005	$ change	% change
Cash provided by operating activities	$1,517	$2,813	$(1,296)	(46%)
Cash used in investing activities	(8,746)	(13,082)	4,336	33%
Cash provided by financing activities	811	13,899	(13,088)	(94%)
     Net cash provided by operating activities was $1.5 million for the nine months ended September 30, 2006 compared to net cash provided by operating activities of $2.8 million for the nine months ended September 30, 2005. Cash provided by operating activities has historically been affected by revenues, changes in working capital accounts, particularly increases in accounts receivable, deferred revenue, and customer deposits, add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. In the three months ended September 30, 2006, we experienced slower than expected collections and as a result the increase in accounts receivable negatively impacted cash provided by operations. We do not expect this to be an ongoing trend.
     Net cash used in investing activities was $8.7 million for the nine months ended September 30, 2006 compared to net cash used by investing activities of $13.1 million for the nine months ended September 30, 2005. This decrease between periods was the result of a $7.8 million decrease in investments in restricted cash and a $3.3 million decrease in cash used associated with the acquisition of Recruitforce in 2005 offset by an increase of $6.9 million in the acquisition of fixed assets relating to the move to the new corporate office in Dublin, California as well as the build-out of our data centers.
     Net cash provided by financing activities was $0.8 million for the nine months ended September 30, 2006, compared to net cash provided by financing activities of $13.9 million for the nine months ended September 30, 2005. This decrease was primarily a result of the fact that the company secured a net $14.5 million increase in long term debt in 2005, whereas there was no similar transaction in 2006. This decrease was offset by an increase of $0.8 million in proceeds resulting from the exercise of options and warrants during the nine months ended September 30, 2006.
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

     Contractual Obligations
     Our principal commitments consist of obligations under leases for office space, operating leases for computer equipment and for third-party facilities that host our applications. Our commitments to settle contractual obligations in cash under operating leases and other purchase obligations are detailed in Note 11 of the Notes to Condensed Consolidated Financial Statements.

	Operating Leases
			Third
			Party		Total
	Equipment	Facility	Hosting	Other	Operating	Capital
	Leases	Leases	Facilities	Contracts	Leases	Leases	Total
Remainder of 2006	$977	$590	$231	$69	$1,867	$150	$2,017
2007	3,056	2,019	916	172	6,163	394	6,557
2008	983	1,289	533	14	2,819	19	2,838
2009	86	1,145	—	—	1,231	—	1,231
2010	13	939	—	—	952	—	952
2011	—	959	—	—	959	—	959
Thereafter	—	1,437	—	—	1,437	—	1,437

Total	$5,115	$8,378	$1,680	$255	$15,428	$563	$15,991

     Legal expenditures could also affect our liquidity. We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. See Note 11 of the Notes to Condensed Consolidated Financial Statements. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results and cash flows.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
     Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. In the three and nine months ended September 30, 2006, 8% and 9%, respectively, of our revenue, was denominated in Canadian dollars and currencies other than the U.S. or Canadian dollar. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our research and development operations that are maintained in Canada, with a small portion of expenses incurred outside of North America where our other international sales offices are located. We maintained $0.2 million of debt related to capital leases denominated in Canadian dollars as of September 30, 2006. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, pound sterling, euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the three months ended September 30, 2006, the U.S. dollar weakened by approximately 7% against the Canadian dollar on an average basis compared to the same period in the prior year. This change in value decreased our earnings by $0.4 million which was comprised of increased revenue of $0.1 million, offset by $0.2 million of additional cost of sales and $0.3 million of incremental operating expenses. For the nine months ended September 30, 2006, the U.S. dollar weakened by approximately 8% against the Canadian dollar on an average basis compared to the same period in the prior year. This change in value decreased our earnings by $1.2 million which was comprised of increased revenue of $0.3 million, offset by $0.5 million of additional cost of sales and $1.0 million of increased expenses. If the U.S. dollar continues to weaken compared to the Canadian dollar, our operating results may suffer. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Interest Rate Sensitivity
     We had cash and cash equivalents of $53.0 million at September 30, 2006. This compares to $59.3 million at December 31, 2005. These amounts were held primarily in cash or money market funds. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various of our debt obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management evaluated, with the participation of the chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the chief executive officer and chief financial officer have concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were ineffective as of September 30, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
     We are in the process of reviewing and redesigning internal controls over financial reporting related to closing procedures and processes. Specifically, we have undertaken the following actions during 2005 and the first nine months of 2006:
•	purchased a new general accounting system which went into production during the three months ended September 30, 2006

•	purchased new systems for accounting for revenue and deferred revenue, and for accounting for stock options, both of which went into production during the first nine months of 2006;

•	continued the process of transferring certain of our accounting function to our principal executive offices located in California;

•	hired personnel with more experience in financial reporting and accounting processes than the incumbent group, and continued to seek additional technical accounting resources;

•	continued the implementation and documentation for new policies around closing processes;

•	improved detective controls with greater financial analysis around operational metrics that are key to our performance;

•	begun the process of benchmarking our internal financial operations and implementing best practices in various business processes.
          We believe these steps, when completed and fully implemented, will address our material weaknesses and significant deficiencies. We expect to continue to enhance our internal controls over financial reporting by adding resources in key functional areas and to take steps to increase our level of documentation, enhance segregation of duties, and bring systems security and transactional control procedures to a level required under Auditing Standard No. 2. We have disclosed and discussed these matters to the audit committee of our board of directors and will continue to do so. While we have been implementing many of these remedial measures over the past quarter, certain of the remedial steps listed above remain in process, including the transition of certain accounting functions to our California facility, the hiring of additional personnel and the implementation of additional controls and processes. We cannot be certain that the completion of these steps will remediate all of the known weaknesses. We believe the costs associated with these remedial measures will be material, including costs associated with the purchases and implementation of new accounting systems and for third party consulting related to improvements over our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are involved in claims, legal proceedings and potential claims that arise in the ordinary course of business. For example, holders of certain patents have asserted that our technology infringes patented technology (see Part II, Item 1A. “Risk Factors” and Part I, Item 1, Note 11. “Commitments and Contingencies”). Based upon currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on our financial position or results of operations. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Current and future litigation against us could be costly and time consuming to defend. If we should be subject to an unfavorable ruling by a court, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.
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
     We have incurred annual losses since our inception. As of September 30, 2006 we had incurred aggregate net losses of $43.1 million, which is our accumulated deficit of $56.9 million less $13.8 million of dividends and issuance costs on preferred stock. We may incur losses in the future as a result of expenses associated with the continued development and expansion of our business, expensing of stock options, marketing efforts, audit-related professional services and other requirements of being a public company, such as compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Our expenses include those related to sales and marketing, general and administrative, research and development and others related to the development, marketing and sale of products and services that may not generate revenue until later periods, if at all. As we implement initiatives to grow our business, which include, among other things, acquisitions, plans for international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from completing these initiatives and achieving or sustaining profitability. As a result, our business could be harmed and our stock price could decline. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
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
     Most of our existing enterprise customers entered into software subscription agreements that expire between two and seven years from the initial contract date. The small to medium-sized customers we obtained through our acquisition of Recruitforce.com, Inc. generally enter into annual contracts. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial term of their agreements. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers, or may request that we license our software to them on a perpetual basis, which may, after we have ratably recognized the revenue for the perpetual license over the relevant term in accordance with our revenue recognition policies, reduce recurring revenue from these customers. Under certain circumstances, our customers may cancel their subscriptions for our solutions prior to the expiration of the term. Our future success also depends, in part, on our ability to sell new products and services to our existing customers. If our customers terminate their agreements, fail to renew their agreements, renew their agreements upon less favorable terms, or fail to buy new products and services from us, our revenue may decline or our future revenue may be constrained.
     Because we recognize revenue from software subscriptions over the term of the agreement, a significant downturn in our business may not be reflected immediately in our operating results, which increases the difficulty of evaluating our future financial position.
     We generally recognize revenue from software subscription agreements ratably over the terms of these agreements, which are typically between two and seven years for our Taleo Enterprise Edition customers and one year for our Taleo Business Edition customers. As a result, a substantial majority of our software subscription revenue in each quarter is generated from software subscription agreements entered into during previous periods. Consequently, a decline in new software subscription agreements in any one quarter may not affect our results of operations in that quarter but will reduce our revenue in future quarters. Additionally, the timing of renewals or non-renewals of a software subscription agreement during any one quarter may also affect our financial performance in that particular quarter. For example, because we recognize revenue ratably, the non-renewal of a software subscription agreement late in a quarter will have very little impact on revenue for that quarter, but will reduce our revenue in future quarters. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenue for that quarter and we may not be able to offset a decline in revenue due to such non-renewals with revenue from new software subscription agreements entered into in the same quarter. In addition, we may be unable to adjust our costs in response to reduced revenue. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results.
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
     We experienced a period of rapid growth in our operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational, technical and financial infrastructure. For example, in 2005 we completed an acquisition which added a new product line, became an SEC reporting company, completed our initial public offering and increased revenues from $58.7 million to $78.4 million from 2004 to 2005. To manage our growth, we will need to continue to improve our operational, financial, and management processes and controls and our reporting systems and procedures. While we are focused on the need for improved processes and controls, to date we have had a difficult time hiring sufficient personnel and implementing appropriate procedures and systems to remediate existing deficiencies. For example, we had material weaknesses in each of 2005 and 2004.
     In addition, we are in the process of moving many of our administrative functions, including our finance department, from Quebec City to Dublin, California to support our continued growth and integration with management. This move is disruptive to our core business and has increased strain on our management and employees. These efforts may require us to make significant capital expenditures or incur significant expenses, and divert the attention of our personnel from our core business operations, any of which may adversely affect our financial performance. If we fail to manage our growth successfully, our business, operating results, and overall financial condition will be adversely affected.
     We currently have deficiencies in our internal control over financial reporting and have restated our previously issued financial results. If we are unable to improve and maintain the quality of our system of internal control over financial reporting, any deficiencies could materially and adversely affect our ability to provide timely and accurate financial information about our company.

     In connection with the December 31, 2005 year end audit of our financial statements, management and our independent registered public accounting firm identified deficiencies in our internal control over financial reporting. These were matters that in our judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in our financial statements. Under Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board (United States) these deficiencies were deemed to be material weaknesses. In particular, we discovered errors in respect to depreciation of fixed assets, and accrual of dividends on preferred stock which required adjustment. As a result, we have restated our consolidated financial statements. We also identified a failure to appropriately apply GAAP to certain aspects of our financial reporting resulting from the lack of a properly designed financial reporting process and a lack of sufficient technical accounting expertise. Certain of such deficiencies were also deemed to be material weaknesses. We have begun to remediate all known material weaknesses and significant deficiencies; however, we cannot be certain that the measures we have taken will ensure that we will maintain effective controls over our financial processes and reporting in the future. Any failure to maintain effective controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.
     We are in the process of reviewing and redesigning our internal controls over financial reporting related to our closing procedures and processes, our calculations of our reported numbers, including depreciation expense, fixed assets, and the need to strengthen our technical accounting expertise. Specifically, we have undertaken the following actions:
•	purchased a new general accounting system, which went into production during the three months ended September 30, 2006;

•	purchased new systems for accounting for revenue and deferred revenue, and for accounting for stock options, both of which went into production during the first nine months of 2006;

•	continued the process of transferring certain of our accounting function to our principal executive offices located in California;

•	hired personnel with more experience in financial reporting and accounting processes than the incumbent group, and continued to seek additional technical accounting resources;

•	continued the implementation and documentation for new policies around closing processes;

•	improved detective controls with greater financial analysis around operational metrics that are key to our performance; and

•	begun the process of benchmarking our internal financial operations and implementing best practices in various business processes.
     We believe these steps, when completed and fully implemented, will address our material weaknesses and significant deficiencies. We expect to continue to enhance our internal controls over financial reporting by adding resources in key functional areas and to take steps to increase our level of documentation, enhance segregation of duties, and bring systems security and transactional control procedures to a level required under Auditing Standard No. 2. We have discussed and disclosed these matters to the audit committee of our board of directors and will continue to do so. While we have been implementing many of these remedial measures over the past quarter, certain of the remedial steps listed above remain in process, including the transition of certain accounting functions to our California facility, the hiring of additional personnel and the implementation of additional controls and processes. We cannot be certain that the completion of these steps will remediate all of the known weaknesses, and there are risks associated with taking these steps, including the potential for errors or delays caused by the implementation of and transition to new systems. We believe the costs associated with these remedial measures will be material, including costs associated with the purchases and implementation of new accounting systems and for third party consulting related to improvements over our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.
     As discussed above, we have restated our financial statements due to the material weaknesses referenced above relating to errors in depreciation of fixed assets and accrual of dividends on preferred stock. In 2004, we restated our consolidated financial statements for 2003. Execution of these restatements has created a significant strain on our internal resources, and has increased our costs and caused management distraction. As a result of these restatements, we filed for extensions for the filing of our 2005 Annual Report on Form 10-K and our March 2006 Quarterly Report on Form 10-Q. We believe that any future restatements would likely cause additional strain on our internal resources. In addition, the fact we have had restatements in 2004 and 2005 may cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse impact on our stock price.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal control. If we are unable to assert that our internal controls over financial reporting is effective as of December 31, 2006, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price. In any event, third party professional services and internal management resources required to complete the process for compliance with Section 404 of the Sarbanes-Oxley Act will be significant and remediation, including substantial changes to or new implementation of systems and processes, may be required. We may not be able to accurately anticipate and budget for these expenditures and, as a result, our financial performance may be adversely affected.
     The requirements of being a public company has been, and may continue to be, a strain on our resources, which may adversely affect our business and financial condition.
     We are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the listing standards of The Nasdaq Stock Market LLC. These requirements have placed a strain on our systems and resources and will likely continue to do so. The Securities Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We had two restatements of historical financial information in 2005 and believe that we have deficiencies in our internal control over financial reporting that will require significant remediation. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and operating results. In addition, we might need to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge, and we might not be able to do so in a timely fashion. The listing standards of the Nasdaq Stock Market require, among other things, that all of the members of committees of our board of directors, including our audit committee, consist of independent directors. We might not be able to retain our independent directors, or attract new independent directors, for our committees.
     Our financial performance may be difficult to forecast as a result of our historical focus on large customers and the long sales cycle associated with our solutions.
     The majority of our revenue is currently derived from organizations with complex talent management requirements. Accordingly, in a particular quarter the majority of our bookings from new customers are from large sales made to a relatively small number of customers. As such, our failure to close a sale in a particular quarter will impede desired revenue growth unless and until the sale closes. In addition, our sales cycles for our enterprise clients are generally between nine months and one year, and in some cases can be longer. As a result, substantial time and cost may be spent attempting to secure a sale that may not be successful. The period between our first sales call on a prospective customer and a contract signing is relatively long due to several factors such as:
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
     If our sales cycles unexpectedly lengthen, our ability to forecast accurately the timing of sales in any given period will be adversely affected and we may not meet our forecasts for that period.
     If we fail to develop or acquire new products or enhance our existing products to meet the needs of our existing and future customers, our sales will decline.
     To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance, we must enhance and improve existing products and continue to introduce new products and services. Any new products we develop or acquire may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to develop or acquire new products that appeal to our target customer base or enhance our existing products or if we fail to price our products to meet market demand, our business and operating results will be adversely affected. To date, we have focused our business on providing solutions for the talent management market, but we may seek to expand into other markets in the future. Our efforts to expand our solutions beyond the talent management market may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our existing business.

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
     We have made, and may continue to make, acquisitions or investments in companies, products, services, and technologies to expand our product offerings, customer base and business. We have limited experience in executing acquisitions. In October 2003, we acquired White Amber, a privately-held company that provided a talent management solution for processing temporary workers, which we introduced as our Taleo Contingent solution, and in March 2005, we acquired Recruitforce.com to enable us to extend our offerings to small and medium-sized organizations. Such acquisitions and investments involve a number of risks, including the following:
•	learning that we are unable to achieve the anticipated benefits from our acquisitions;

•	discovering that we may have difficulty integrating the accounting systems, operations, and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

•	we may have difficulty incorporating the acquired technologies or products, including our Taleo Contingent solution and the software acquired in the Recruitforce acquisition, into our existing code base;

•	there may be customer confusion regarding the positioning of acquired technologies or products;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	we may have difficulty retaining the acquired business’ customers; and

•	we may experience significant problems or liabilities associated with product quality, technology and legal contingencies.
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
     The consideration paid in connection with an investment or acquisition also affects our financial results. If we should proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. To the extent that we issue shares of stock or other rights to purchase stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, material one-time write-offs, or purchase accounting adjustments and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings.
     Fluctuation in the processing of temporary workers will affect the revenue associated with our Taleo Contingent solution, which may harm our business and operating results.
     We generate revenue from our Taleo Contingent solution based on a fixed percentage of the dollar amount invoiced for temporary labor procured and managed through this solution. Our Taleo Contingent solution accounts for a significant portion of our revenue. If our customers’ demand for temporary workers declines, or if the general wage rates for temporary workers decline, so will our customers’ associated spending for temporary workers, and, as a result, revenue associated with our Taleo Contingent solution will decrease and our business may suffer. In addition, our contracts for the Taleo Contingent solution do not generally contain minimum revenue or transaction commitments from our customers. Therefore, if we fail to implement the Taleo Contingent solution successfully for new customers or if existing customers elect to decrease the transactions processed via the Taleo Contingent solution, we may not recognize incremental revenue from new customers or our revenues from existing Taleo Contingent customers may decline.
     If we do not compete effectively with companies offering talent management solutions, our revenue may not grow and could decline.
     We have experienced, and expect to continue to experience, intense competition from a number of companies. We compete with vendors of enterprise resource planning software such as Oracle and SAP. We also compete with vendors such as ADP, Authoria, BrassRing, Deploy Solutions, Hodes iQ, Kenexa, Kronos, Peopleclick, SuccessFactors, Vurv (formerly Recruitmax), Workday, and Workstream that offer products and services that compete with one or more modules in our suite of solutions. In the area of talent management solutions for temporary employees, we compete primarily with companies such as Axium International, Beeline, Click Commerce, Fieldglass, IQNavigator, and ProcureStaff. Our Taleo Business Edition competes primarily with, Bullhorn, Hiredesk.com, ICIMS and others. Our competitors may announce new products, services or enhancements that better meet changing industry standards or the price or performance needs of customers. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.
     Many of our competitors and potential competitors have significantly greater financial, technical, development, marketing, sales, service and other resources than we have. Many of these companies also have a larger installed base of customers, longer operating histories and greater brand recognition than we have. Certain of our competitors provide products that may incorporate capabilities which are not available in our current suite of solutions, such as automated payroll and benefits, or services that we do not currently offer, such as recruitment process outsourcing services. Products with such additional functionalities may be appealing to some customers because they can reduce the number of different types of software or applications used to run their business and such additional services may be viewed by some customers as enhancing the effectiveness of a competitor’s solutions. In addition, our competitors’ products may be more effective than our products at performing particular talent management functions or may be more customized for particular customer needs in a given market. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.
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
     The market in which we operate appears to be in the midst of a period of vendor consolidation. If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Kronos recently acquired Unicru, Kenexa has indicated that it will acquire the assets of Brassring and ADP recently acquired VirtualEdge. Unicru, Brassring and VirtualEdge have been direct competitors of ours in the past and we are uncertain what impact these acquisitions will have on our market and our ability to compete against the merged companies.
     Our competitors may also establish or strengthen cooperative relationships with our current or future BPO partners, systems integrators, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our solutions. Disruptions in our business caused by these events could reduce our revenue.

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
     Our solutions involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to loss of this information, litigation and possible liability. While we have security measures in place, if our security measures are breached as a result of third-party action, employee error, criminal acts by an employee, malfeasance, or otherwise, and, as a result, someone obtains unauthorized access to customer data, our reputation will be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of our security measures could be harmed and we could lose sales and customers.
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

     Although we back up data stored on our systems at least weekly, our infrastructure does not currently include real-time, or near real-time, mirroring of data storage and production capacity in more than one geographically distinct location. Thus, in the event of a physical disaster, or certain other failures of our computing infrastructure, customer data from recent transactions may be permanently lost.
     We have computing and communications hardware operations located at third-party facilities with Internap in New York City and with Equinix in San Jose, California. We do not control the operation of these facilities and must rely on these vendors to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. Although we believe we would be able to enter into a similar relationship with another third party should one of these relationships fail or terminate for any reason, we believe our reliance on any third-party vendor exposes us to risks outside of our control. If these third-party vendors encounter financial difficulty such as bankruptcy or other events beyond our control that cause them to fail to secure adequately and maintain their hosting facilities or provide the required data communications capacity, our customers may experience interruptions in our service or the loss or theft of important customer data.
     We have experienced system failures in the past. If our customers experience service interruptions or the loss or theft of their data caused by us, we may be subject to financial penalties, financial liability or customer losses.
     Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.
     We must hire and retain key employees and recruit qualified technical sales and finance personnel or our future success and business could be harmed.
          We believe that our success will depend on the continued employment of our senior management and other key employees, such as our chief executive officer and our chief financial officer. A significant number of our senior management were recently hired, including our new chief financial officer, and our continued success will depend on their effective management. There can be no assurance that our management team will be successfully integrated into our business and work together effectively. Our current senior management and employees have worked together for a relatively short period of time as a result of recent changes in senior management. We do not maintain key person life insurance on any of our executive officers. Additionally, our continued success depends, in part, on our ability to retain qualified technical, sales and other personnel. In particular, we have recently hired a significant number of sales personnel who may take some period of time to become fully productive. We generally find it difficult to find qualified personnel with relevant experience in both technology sales and human capital management. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to retain qualified engineers with the requisite education, background and industry experience. In particular, because our research and development facilities are primarily located in Quebec, Canada, we are substantially dependent on that labor market to attract qualified engineers. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed.
     The relocation of our headquarters facility, as discussed at Note 15 of the Notes to Condensed Consolidated Financial Statements, may result in unexpected attrition and we may have difficulty filling vacated positions in a timely manner. Further, the transitioning of our finance functions to our Dublin, California facility, as discussed at Note 16 of the Notes to Condensed Consolidated Financial Statements, will require us to rapidly hire and integrate a large number of qualified finance staff. We may find this effort difficult to accomplish in a timely manner and our operations may be negatively impacted.
     We currently derive a material portion of our revenue from international operations and expect to expand our international operations. However, we do not have substantial experience in international markets, and may not achieve the expected results.
     During the nine months ended September 30, 2006, revenue generated outside the United States was 14% of total revenue, with Canada accounting for 6% of total revenue. We currently have international offices in Australia, Canada, France, the Netherlands, Singapore and the United Kingdom. We may expand our international operations, which will involve a variety of risks, including:

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	differing regulations in Quebec with regard to maintaining operations, products and public information in both French and English;

•	differing labor regulations, especially in France and Quebec, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•	more stringent regulations relating to data privacy and the unauthorized use of, or access to, commercial and personal information, particularly in Europe and Canada;

•	reluctance to allow personally identifiable data related to non-U.S. citizens to be stored in databases within the United States, due to concerns over the United States government’s right to access personally identifiable data of non-U.S. citizens stored in databases within the United States or other concerns;

•	greater difficulty in supporting and localizing our products;

•	changes in a specific country’s or region’s political or economic conditions;

•	challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	limited or unfavorable intellectual property protection; and

•	restrictions on repatriation of earnings.
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
     We currently have foreign sales denominated in foreign currencies, including the Canadian dollar, Australian dollar, euro, New Zealand dollar, pound sterling and Swiss franc, and may in the future have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a substantial portion of our operating expenses in Canadian dollars and, to a much lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively affect our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.
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
     We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future (see Part I, Item 1, Note 11. — “Commitments and Contingencies”).
     Our results of operations may be adversely affected if we are subject to a protracted infringement claim or a claim that results in a significant award for damages.
     We expect that software product developers such as ourselves will increasingly be subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. To date, we are not aware of any legal claim that has been filed against us regarding these matters but such claims have been threatened (see Part I, Item 1, Note 11. — “Commitments and Contingencies”). We can give no assurance that such claims will not be filed in the future. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:
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
     Our business has experienced rapid growth in employee count since inception through both internal expansion and acquisitions. In 2005, we began taking steps to align our resources with our operating requirements in order to increase our efficiency. Through these steps, we reduced our headcount and incurred charges for employee severance and we may do so again in the future. As many employees are located in Quebec, Canada, we may be required to pay the severance amounts legally required in such jurisdiction, which may exceed those of the United States. While we believe that these steps help us achieve greater operating efficiency, we have limited history with such measures and the results of these measures are difficult to predict. Additional restructuring efforts may be required. In order to manage our business effectively, we must continually manage headcount in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations, and customer support organizations, all of which add to the complexity of our organization. We believe reductions in our workforce, management changes, and facility consolidation create anxiety and uncertainty, and may adversely affect employee morale. These measures could adversely affect our employees that we wish to retain and may also adversely affect our ability to hire new personnel. They may also negatively affect customers. In addition, our revenues may not grow in alignment with our headcount.
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
     Generally Accepted Accounting Principles, or GAAP, in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or AICPA, the SEC and various other organizations formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our projected financial results. For example, beginning January 1, 2006, Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or SFAS 123R, required us to expense the fair value of employee stock options and similar awards. SFAS 123R addresses accounting for transactions in which we obtain employee services in exchange for share-based payments. SFAS 123R requires us to recognize stock-based compensation costs for awards of equity instruments to employees based on the grant-date fair value of those awards, with limited exceptions. The effect of this pronouncement on our results of operations was material, representing total expenses in our statement of operations of $3.4 million for the nine months ended September 30, 2006.
     In addition, pursuant to the application of GAAP we recognize the majority of our application revenue monthly over the life of the application agreement. In certain instances the straight-line revenue recognized on a monthly basis may exceed the amounts invoiced for the same period. If our history of collecting all fees reflected in our application agreements negatively changes, the application of GAAP may mandate that we not recognize revenue in excess of the fees invoiced over the corresponding period for new agreements. The application of GAAP also requires that we accomplish delivery of our solutions to our customers in order to recognize revenue associated with such solutions. In the context of our model, delivery requires the creation of an instance of the solution that may be accessed by the customer via the Internet. We may experience difficulty in making new products available to our customers in this manner. In the event we are not able to make our solutions available to our customer via the Internet in a timely manner, due to resource constraints, implementation difficulties or other reasons, our ability to recognize revenue from the sales of our solutions may be delayed and our financial results may be negatively impacted.
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
     In addition, compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenues and expenses between its subsidiaries, the underlying value of the assets of the business, the ownership of assets, and the application of available tax credits. To date, certain of our positions have been examined by the Canada Revenue Agency (“CRA”).
     CRA Examination of Tax Year 1999. With respect to our 1999 tax year, we have undergone an examination by CRA regarding transfer pricing for the transfer of intellectual property to us from our Canadian subsidiary. In September 2006, we entered into a settlement agreement with CRA with respect to this examination. The terms of the settlement require us to make royalty payments to our Canadian subsidiary on certain revenues from outside of Canada for tax years 2000 to 2008. The royalty payments for the tax years 2000 to 2006 will result in approximately CAD $2.7 million of additional income for our Canadian subsidiary. This additional income will be fully offset by available net operating losses and carryforwards. Accordingly, in the three month period ended September 30, 2006, we have recognized deferred tax assets in an amount to offset this assessment. Based on expected revenues subject to the royalty payment obligation, we currently project royalty payments for tax years 2007 to 2008 to result in additional income of approximately CAD $4.0 million for our Canadian subsidiary, although the amount will vary depending on our financial performance. Accordingly, we have not adjusted our deferred tax assets for future utilization of net operating losses and carryforwards to account for this potential assessment because of the uncertainty around realization.
     CRA Examination of Tax Years 2000 and 2001. In April 2006, CRA proposed an additional increase to taxable income for our Canadian subsidiary of approximately CAD $5.3 million in respect of our 2000 and 2001 tax years, which consists of CAD $2.3 million relating to income and expense allocations and CAD $3.0 million relating to our treatment of Quebec investment tax credits. We disagree with these 2000 and 2001 proposed adjustments and intend to contest these matters through applicable CRA and judicial procedures, as appropriate. The additional income resulting from the CAD $2.3 million proposed assessment is both probable and estimable and will be fully offset by available net operating losses and carryforwards. Accordingly, in the three month period ended September 30, 2006, we have recognized deferred tax assets in an amount to offset this assessment. The treatment of the Quebec investment tax credits is not estimable at this time due to ongoing negotiations. Accordingly, we have not adjusted our deferred tax assets for future utilization of net operating losses and carryforwards to account for this potential assessment because of the uncertainty around realization.
     CRA Examination Impact to Future Tax Years. The CRA issue relating to the treatment of the Quebec investment tax credit in tax years 2000 and 2001 will have bearing on the tax treatment applied in subsequent periods that are not currently under examination. If the CRA renders an unfavorable opinion for the tax years 2000 and 2001 relating to this issue, such adjustments could have a material impact on tax years after 2001. We estimate the potential range of additional income subject to Canadian income tax for the 2000 to 2005 tax years as a result of the Quebec investment tax credit issue to be between CAD $0 and $14.5 million, including CRA’s proposed assessment of CAD $3.0 million for the 2000 and 2001 tax years, as discussed above.
     Availability of Deferred Tax Assets. The CRA has indicated to us that it will make an assessment and apply available deferred tax assets at the conclusion of the examinations described above. As of September 30, 2006, we have projected approximately CAD $0.5 million of available deferred tax assets will be available to reduce income adjustments from the 1999 settlement for tax years 2007 and 2008 and the CRA’s examination of our treatment of Quebec investment tax credits. In the event any of these amounts either individually or collectively exceed CAD $0.5 million, our Canadian subsidiary will not have sufficient net operating losses and carryforwards to offset the additional income and would incur a Canadian tax liability which could be material. As a result of these adjustments, we expect to pay taxes in Canada in 2007 in addition to any tax liability for prior periods. In addition, we may be subject to penalties and interest on any Canadian tax liability for the 2000 tax years and beyond. Any such penalties or interest cannot be reasonably estimated at this time.
     If sufficient evidence becomes available allowing us to more accurately estimate a probable income tax liability for income adjustments from the 1999 settlement for tax years 2007 and 2008 and the CRA’s examination of our treatment of Quebec investment tax credits, we will apply net operating losses and carryforwards to the extent available and reserve against any remaining balances due by recording additional income tax expense in the period the liability becomes estimable. We are seeking United States tax treaty relief through the appropriate Competent Authority tribunals for the settlement entered into with CRA in relation to the CRA’s examination of the 1999 tax year, and we will seek United States tax treaty relief through appropriate Competent Authority tribunals for all subsequent final settlements entered into with CRA.
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
     The stock market in general and the market for technology-related stocks in particular has been highly volatile. As a result, the market price of our Class A common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:
•	our operating performance and the performance of other similar companies;

•	the overall performance of the equity markets;

•	developments with respect to intellectual property rights;

•	publication of unfavorable research reports about us or our industry or withdrawal of research;

•	coverage by securities analysts or lack of coverage by securities analysts;

•	speculation in the press or investment community;

•	terrorist acts; and

•	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures, or capital commitments.
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
     Our certificate of incorporation and bylaws contain provisions that could increase the difficulty for a third party to acquire us without the consent of our board of directors. For example, if a potential acquirer were to make a hostile bid for us, the acquirer would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms, which means that replacing a majority of our directors would require at least two annual meetings. The acquirer would also be required to provide advance notice of its proposal to replace directors at any annual meeting, and will not be able to cumulate votes at a meeting, which will require the acquirer to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.
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
     As of September 30, 2006, 1,873,811 shares of our Class B common stock are held by holders of our exchangeable shares in order to allow them voting rights in Taleo without having to exchange their shares in 9090-5415 Quebec Inc. and suffer the corresponding Canadian tax consequences. These Class B shares vote as a class with our Class A common stock and, upon exchange of the exchangeable shares for Class A common stock, will be redeemed on the basis of one share of Class B common stock redeemed for each one share of Class A common stock issued. Therefore, approximately 8% of the voting power of our outstanding shares as of September 30, 2006, is held by the Class B common stockholders and will continue to be held by them until they decide to exchange their exchangeable shares. Accordingly, our Class B common stock constitutes, and is expected to continue to constitute, a significant portion of the shares entitled to vote on all matters requiring approval by our stockholders.
     We have recently relocated our headquarters. The lease for our new facility is incremental to an existing lease on our former headquarters facility in San Francisco, California. If the sublessor at our San Francisco facility is unable to meet its obligations under the sublease, it is likely we would need to recognize a loss for the expected sublease rental income.
     We leased a 35,000 square foot facility in Dublin, California in March 2006 for a seven year term as our new headquarters. In addition, we have approximately 12,000 square feet of space on our existing headquarters facility in San Francisco, California that we have subleased. If the sublessor of our San Francisco facility is unable to meet its obligations under the sublease, we may have difficulty finding a new sublessor for the facility. We may incur additional costs and may not receive sublease rental income during periods of vacancy.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Employment Agreement between Taleo Corporation and Katy Murray dated August 4, 2006 (which is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2006).

10.2	Amendment to Employment Agreement between Taleo Corporation and Divesh Sisodraker dated July 7, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION

	By:	/s/ Katy Murray
Katy Murray
Chief Financial Officer
Date: November 14, 2006

Exhibit Index

Exhibit
Number	Description
10.1	Employment Agreement between Taleo Corporation and Katy Murray dated August 4, 2006 (which is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2006).

10.2	Amendment to Employment Agreement between Taleo Corporation and Divesh Sisodraker dated July 7, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to

31.2	Section 302 of the Sarbanes-Oxley Act of 2002.
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted

32.1	Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.