Form 10-K
period 2006-12-31
TALEO CORP
filed 2007-03-16
CIK 1134203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 000-51299
TALEO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-2190418
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4140 Dublin Boulevard, Suite 400
Dublin, California 94568
(Address of principal executive offices, including zip code)

(925) 452-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
(Title of class)

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
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2006 was $152,006,218 million (based on the closing sale price of such shares on the Nasdaq Stock Market LLC on June 30, 2006). This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 10% of the Class A and Class B common stock outstanding at June 30, 2006. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

On February 28, 2007, the registrant had 23,379,465 shares of Class A common stock and 1,689,564 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

TALEO CORPORATION

FORM 10-K

ITEM 1.	BUSINESS

Overview

We deliver on demand talent management solutions to organizations of all sizes. We enable organizations to assess, acquire, develop, and align their workforce for improved business performance. Organizations seek to improve their talent management processes not only to reduce the time and costs associated with these processes but, more importantly, to enhance the quality, productivity and retention of their workforce. Our solutions enable our customers to attract and acquire high quality talent; better align workforce skills and competencies with business needs; increase employee retention and productivity; reduce the time and costs associated with talent management; increase process consistency and ease the burden of regulatory compliance. Our solutions are highly configurable, enabling our customers to create variable workflows to address the unique talent management requirements associated with different employee types, locations, and regulatory environments. Taleo’s configuration capabilities enable our customers to map their unique talent management processes and content to their current users and organizational structure by brand, division, recruiting specialty, business unit, geography, or any other way they need to support their talent management and business initiatives, while adhering to local regulatory requirements. This flexibility allows us to deliver tailored solutions without the need for source code customization. Our solutions support workforce analytics, such as staffing metrics reporting, process benchmarking and employee skills inventory management. We deliver our solutions on demand using a software as a service, or SaaS, model. Our on demand solutions require no hardware and no software license purchases or software maintenance fees. Our solutions are accessible through an Internet connection on standard web browsers. Our vendor hosted model significantly reduces the time and costs associated with deployment of traditional software solutions by eliminating the need to install additional hardware and software to run our solutions.

We market our enterprise talent management solution, Taleo Enterprise Editiontm, to medium to large-sized organizations through our direct sales force and indirectly through our strategic partnerships with business process outsourcing, or BPO, and human resource outsourcing, or HRO, providers. We market our talent management solution for small to medium-sized organizations, Taleo Business Editiontm, through our telesales team and Internet marketing efforts. We deliver our solutions to approximately 850 customers. Our customers include many of the Fortune 1000, as well as small to medium-sized organizations from a variety of industries including healthcare, manufacturing, financial services, professional services and retail.

We are a Delaware corporation and were incorporated in May 1999. In November 1999, we entered into an exchangeable share transaction with a Quebec corporation, 9090-5415 Quebec Inc. As a result of the transaction, the corporation became our subsidiary and its shareholders exchanged their shares for non-voting exchangeable shares, which through various agreements entitle the holder to exchange each exchangeable share for a share of our Class A common stock on a six-for-one basis. Taleo (Canada) Inc., our Canadian operating subsidiary, is a wholly owned subsidiary of 9090-5415 Quebec, Inc. and the majority of our research and development efforts are conducted through Taleo (Canada) Inc.

In October 2003, we acquired White Amber, Inc. The White Amber acquisition expanded our offerings to provide the technology and expertise to manage talent for contingent, or temporary, and contract workers. The White Amber solution has become Taleo Contingenttm, our solution for managing temporary staffing requirements of large organizations. In March 2005, we acquired Recruitforce.com to expand our product offerings into the market for small to medium-sized organizations. Recruitforce.com’s product offering has become Taleo Business Editiontm, our talent management solution that can be accessed and used through an internet connection by small to medium-sized organizations, stand-alone departments and divisions of larger organizations, and staffing companies. In October 2005, we completed our initial public offering.

Our principal executive offices are located at 4140 Dublin Boulevard, Suite 400, Dublin, California 94568. Our telephone number is (925) 452-3000, and our website is located at www.taleo.com; however, the information in, or that can be accessed through our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on the “Investor Relations” section of our website (www.taleo.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E.,

Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding us that we file electronically with the SEC.

Our Industry and Market

Talent management is a complex process with multiple, interconnected elements that together play a vital role in attracting, sourcing, assessing, hiring, developing and aligning human capital to our client’s business objectives. Many organizations no longer view human capital solely as an expense to be minimized, but instead as an asset to be optimized. This shift in thinking has mirrored the evolution of talent management from a manual, paper-based practice to a technology-enabled, organization-wide strategic business process.

Over the past few years, organizations have automated most critical business functions. While this automation has generated large volumes of data and business information, the critical knowledge within organizations resides with employees. Accordingly, much of the value of the organization resides in its human capital. To increase their return on investment in human capital, organizations have begun to shift their focus from traditional cost-and time-per-hire metrics to more strategic considerations. These considerations include time-to-productivity, internal mobility, employee retention, and employee contribution measures. Systematically pursuing these goals increases overall workforce productivity by enabling assignment and redeployment of talent more optimally aligned with business needs. A comprehensive view of talent management requires solutions that not only automate discrete recruiting transactions, but also improve the effectiveness and consistency of staffing processes through a more consistent competencies inventory management process, thereby increasing the quality of hire, employee retention, and productivity.

The Benefits of Our Approach

In order to sustain a competitive advantage in today’s knowledge economy, most organizations must capitalize on human capital as their most important asset, not only optimizing staffing, but also talent management and employee mobility processes. Our talent management solutions help maximize the return on human capital by enhancing the alignment of workforce to business needs, increasing the quality and speed of hires, enabling the assessment and skills inventory of employees and promoting effective employee mobility. By driving organization-wide participation in the talent supply chain, we help our customers to establish systematic processes and enable these processes through the use of our configurable technology to increase the quality and alignment of their workforces.

The key benefits of our solutions include:

Systematic Approach to Talent Management Processes.  Our solutions standardize talent management to help organizations place the right individuals in the right positions, in the right amount of time. This systematic approach enables an organization to significantly reduce the time and cost associated with talent management processes and the inevitable variance in the quality of employees that results from non-standard processes. Our solutions also document each step in the talent management processes, creating an audit trail that reduces the risk associated with failure to comply with various regulatory requirements established by government agencies. Our systematic approach extends to workforce mobility within the organization to increase the retention of strong performers.

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

Embedded Domain Expertise.  We have developed an extensive knowledge base of staffing models that we call talent topologies. This knowledge base accelerates the recognition and implementation of industry-specific staffing processes within various geographic regions and industries. The Taleo Talent Topologies Knowledge Base reflects years of industry experience which allows our customers to benefit from a diverse library of best practices, workflows and other solution content that we have developed in their industry through previous successes.

Ease of Use and Integration.  We have designed our solutions for ease-of-use by non-technical staffing professionals, managers, candidates and employees. The intuitive look, feel and operation of our applications allow users to rapidly realize the benefits of our solutions and reduce the amount of user training required to deploy our applications. The combination of the power and simplicity of our technology has driven high rates of user adoption within our customer deployments. We also provide integration solutions that enable our offerings to be quickly integrated with enterprise resource planning, or ERP, systems and with the systems of additional staffing services providers. Taleo is a charter member of the HR-XML Consortium, and helped pioneer open standards integration for HR applications. Taleo offers integration solutions that are built on a services oriented architecture called the Taleo Integration Frameworktm. Taleo Connecttm and Taleo Passporttm provide standard, repeatable integration, self-service tools, and flexible service options.

Talent Analytics.  Our solutions include talent analytics and dashboard tools that enable our customers to track the efficiency and effectiveness of their talent management processes. Our solutions allow customers to design different workflows for various human capital and staffing departments within their organizations. Our reporting and analytics tools provide an organization-wide view of the talent management processes and results. By measuring the results of talent management processes across an organization, our customers can refine best practices within their organizations, thereby improving the overall effectiveness of their talent management processes. Taleo provides a robust suite of standard reports and a powerful environment for ad-hoc reporting. Taleo also provides analytics dashboards that are designed specifically for the recruiter and manager.

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

Single Version of Application Source Code.  We maintain a single version of each release of our software applications. By eliminating the significant expense associated with customization, we are able to focus our development investment on improvements to our existing applications, as well as new applications, that benefit our customers. Our delivery model enables us to upgrade all of our customers to new versions of our solutions more quickly and easily than traditional software models. The standardization of our code base not only reduces the cost of our solution but also facilitates the rapid delivery of enhanced technology to our customers. Furthermore, through in-depth quality control and testing within our controlled IT environment, we believe our configurable solutions deliver higher levels of reliability than customized individual solutions.

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

Lower Total Cost of Ownership.  Our hosted, on demand delivery model reduces the total cost of ownership for our customers by shifting the expense of designing, procuring, installing, testing and maintaining the infrastructure needed to support our applications to us. By delivering our solution on a shared, yet secure, infrastructure, we enjoy economies of scale in our deployments that our customers could not achieve through an in-house, client server implementation.

Recurring Revenue.  We sell our software using a subscription model that provides increased levels of recurring revenue and long-term predictability relative to perpetual license models. Our subscription agreements for Taleo Enterprise Edition average three years in duration and our subscription agreements for Taleo Business Edition average one year in duration. We have achieved consistently high renewal rates since we began offering our solutions. We believe that the recurring nature of our subscription fees provides an ongoing base of revenue that helps us to better predict our financial performance in future periods.

Our Strategy

Our strategy is to become the leading platform for talent management solutions for all markets. Key elements of our strategy include:

Extend our Technology Leadership.  We believe we have established advanced technological capabilities and competitive advantages through extensive product and platform development on a single platform. As of December 31, 2006 we employed 194 professionals in our product management and development organizations who are developing and supporting our solutions to meet the diverse needs of our customers. We intend to leverage our experience and our development resources to continue to develop our technology platform, infrastructure and applications to capitalize on new technologies (such as Linux) and methodologies (such as Web 2.0 design principles) to position us to capitalize on the talent management market opportunity.

Expand our Solution Offerings.  We plan to expand our suite of solutions to deliver additional functionality to our customers through our internal development initiatives such as our Taleo Onboardingtm , Taleo Reporting and Analyticstm, Taleo Passport and Taleo Connect products, all introduced in April 2006, We may also pursue strategic acquisitions to broaden our suite of solutions, such as our acquisition of Recruitforce.com in March 2005, to add a solution that addresses the needs of small to medium organizations.

We intend to develop solutions that expand our solutions to include a strategic performance management suite including performance management, succession planning, and career planning with decision support and business analytics capabilities that manage the entire talent supply chain.

Build Upon our Domain Expertise.  We have compiled industry-specific talent management knowledge in a structured platform that we call our Talent Topologies Knowledge Base. We will continue to work closely with our customers to further develop our content and technology offerings to meet the unique needs of specific vertical markets.

Increase Penetration of our Existing Customer Base.  We have approximately 850 customers, many of which are large organizations that have not deployed all of our solutions throughout their entire organization. We intend to cross-sell our existing solutions and our future solutions to our existing customer base.

Partner with Additional Leading Human Resource Outsourcing Organizations.  We intend to establish our solutions as the accepted standard for talent management practices at leading business process outsourcing, or BPO, and human resource outsourcing, or HRO, organizations. We intend to invest in our partnership strategy to gain access to organizations that have chosen to outsource human resource functions.

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

Expand our Target Market Opportunity.  We intend to continue to expand our customer base beyond large organizations to include small to medium-sized organizations through marketing campaigns targeted at large enterprises, and medium and small businesses across various industries.

Our Products

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

We specifically design solutions to be delivered on demand through a standard web browser. Our solutions are accessed through intuitive applications designed for corporate recruiters, managers and system administrators. The candidate-facing portions of Taleo Enterprise Edition are available in 21 languages. Taleo Business Edition is currently available in 4 languages.

Taleo Enterprise Edition

Taleo Enterprise Edition includes three core solution offerings that enable large, complex organizations to manage talent. We also provide add-on modules that offer additional capabilities to our core solutions. Our three core solution offerings are:

Taleo Professionaltm enables organizations to manage professional, non-hourly talent management functions, including attracting and evaluating candidates and employees, matching skills against job opportunities, and candidate relationship management. Taleo Professional provides many-to-many matching of all candidates and employees against available job opportunities, and includes variable workflows for different types of workers, locations, workgroups and regulatory environments.

Taleo Hourlytm provides end-to-end process automation for recruiting, selecting and hiring hourly employees. Taleo career sites support job searching by location or radius from zip/postal codes, and capture skills and experience, plus information key to hourly hiring such as shift availability, references and certifications. Tailored candidate application flows include automated prescreening, with knock-out capabilities. Hiring features include full applicant tracking, reporting, and collection of country-specific diversity data for compliance.

Taleo Contingenttm automates and simplifies the sourcing, screening, selection and onboarding of contingent workers. Taleo Contingent includes configurable workflows, supplier and bill rate management, candidate and contractor segmentation and onboarding. Taleo Contingent can be integrated with third party time and expense systems to provide a full life-cycle contingent workforce solution.

The additional modules that we offer to complement our primary product offerings include:

Taleo Agencytm directly links corporate staffing departments with staffing agencies so pre-approved third party recruiters can submit candidates directly through the Taleo solution and corporate staffing departments can effectively manage the agency sourcing channel.

Taleo Assessmenttm is a content-neutral software module that provides the ability to deliver validated assessments developed by Taleo, in-house psychologists or certified third parties to candidates and use the results throughout the selection process.

Taleo Campustm facilitates the efficiency and effectiveness of campus recruiting programs by automating the process and providing enhanced tools for attracting, engaging and closing top candidates.

Taleo Compliancetm provides tools to help customers support the new U.S. Office of Federal Compliance Programs’ internet applicant definition, requirements mandated by the Equal Employment Opportunity Commission, affirmative action requirements and other regulatory requirements.

Taleo Connect leverages Taleo’s services oriented integration framework to enable self-service configuration and monitoring of integrations between Taleo and customer systems such as human resource information systems and enterprise resource planning systems.

Taleo Onboardingtm provides software tools to facilitate and automate the transition from candidate to new employee while reducing excessive paperwork.

Taleo Passport offers pre-built integrations to certified Taleo partners for value-added third party services such as background checking, assessments, and tax credit screening.

Taleo Projectstm enables monitoring and management of fixed fee, milestone, or time & materials project-based contractors.

Taleo Reporting & Analyticstm provides software tools to measure, analyze, and optimize staffing and deployment strategies, including detailed standard reports, an ad hoc reporting environment, and role-based analytics dashboards.

Taleo Workforce Mobilitytm supports internal mobility and retention initiatives by providing employees visibility into internal job openings and providing human resource departments with visibility into employee capabilities, training, and future career preferences.

Taleo Business Edition

Taleo Business Edition is our on demand talent management solution for small to medium-sized organizations, stand-alone departments and divisions of larger organizations, and staffing companies. The intuitive nature of the user interface allows users to create a customer specific talent management system with easily configurable objects, fields, layouts, views, workflow, reports and integration. We offer four service options:

Taleo Business Edition — Personaltm provides applicant tracking for individual users. It includes candidate recruiting life-cycle management, requisition management and contact management. With our Personal service offering, recruiters can have a hosted career website, multilingual support, and access to both standard and customized reports.

Taleo Business Edition — Standardtm makes all the functionality of the Personal service offering available to recruiting departments and teams. Additional features include interview management and agency access.

Taleo Business Edition — Plustm offers a comprehensive hiring management suite that helps a Company manage their entire staffing operations — including applications for candidate and requisition management, account and contact management, careers website management, employee referrals management, and reporting/analysis.

Taleo Business Edition — Premiumtm contains all the benefits of Taleo Business Edition Plus, and in addition Premium provides up to 250 custom fields, custom “ad-hoc” reporting, multiple career websites & application forms and global per-user time zone and local settings.

Technology

We offer our solutions on a common technology infrastructure. The technology we obtained in our acquisition of Recruitforce.com in March 2005 is integrated into our hosting and support infrastructure while remaining on a separate, single code base.

Our Taleo Enterprise Editiontm solution resides on a common proprietary platform, configurable for complex operations, that provides organizations with a comprehensive view of their workforces. Together, the Structured Enterprise Talent Platform and the Configurable Staffing Process Platform represent the foundation for Taleo Enterprise Edition.

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

Our solutions operate on Linux operating systems and common open-source components for enhanced reliability and a scalable and secure computing environment that can accommodate significant increases in activity. Our secure infrastructure includes web transaction monitoring, Secure Socket Layer offload and anti-virus appliances and systems that help us to detect and prevent unauthorized access. Our multi-tier application architecture has been configured for independent operation and scalability to provide customers with performance and reliability.

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

Taleo Methodologies

We have developed methodologies that enable us to accelerate the deployment of our solutions across a variety of industries and talent management environments:

Taleo Implementation Methodology.  Working with Fortune 500 companies, we developed methods to optimize critical business processes, while maintaining the integrity of our customers’ business drivers. The Taleo Implementation Methodology addresses specific staffing processes for position management, requisition management, candidate management, collaborative workflow, new hire on-boarding review and staffing performance analysis. Our consultants work with our customers, as a component of our consulting engagements, to implement the Taleo methodology through a complete review of current business practices, mapping our solution and workflows to the organization’s structure and processes, and ultimately configuring a skills-based platform for complete talent management, including onboarding, internal mobility and talent analytics.

Talent Topologies.  Our Talent Topologies templates enable us to understand an organization’s overall talent management environment, including internal and external business drivers, talent management models, hire types and talent management processes and to recommend best practices to optimize resulting talent management processes. Our Talent Topologies Knowledge Base is a searchable database of descriptions of the complex enterprise talent management challenges faced within different industries and geographies. Our Talent Topologies Knowledge Base also provides specific details of the solutions our consultants implemented to address these challenges, and the results obtained. This knowledge base reflects years of talent management experience across a wide variety of industries. Our consultants use the collective data from our Talent Topologies Knowledge Base, as a component of our consulting engagements, to help our new customers solve their complex staffing challenges, and to help our existing customers hone their talent management practices and processes.

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

Solution Optimization

We provide ongoing solution optimization services to help our customers achieve desired results in quality improvement, increased productivity, cost savings and operational effectiveness after the initial deployment of our solution. As a service component of our software subscription agreements, we work with our customers to measure improvement in their talent management processes. If necessary, we modify configuration of our solutions to increase their effectiveness. In collaboration with customer project leaders, we establish an ongoing process for continual evolution and solution optimization. Using this process, our customers can promote best practice usage and end user adoption after our solutions have been deployed.

Technical Services

Taleo offers comprehensive technical services to help its clients seamlessly integrate Taleo within their system portfolio. Almost every one of our clients leverages our technical expertise to assist with technical engagements such as data conversion, ongoing data interfaces, single sign-on for internal users, third-party integration and technical readiness assessments. We also provide services to identify and develop reports and dashboards using our advanced reporting technology. We work with our clients in various ways, from knowledge transfer to help our clients better use our self service technology, to full-service, on-site implementation projects.

Training

Through Taleo University, we offer a full range of educational services including pre-deployment classroom training, train-the-trainer programs, system administrator training, post-deployment specialty training, upgrade training and eLearning/web-based training. We also offer a variety of training tools to drive user adoption, including solution user manuals, process user guides, feature training exercises, a self-service website for training scheduling and registration, post-training assessments and both synchronous and asynchronous web-based training tools for remote users.

Customer Support

Our global customer support organization provides both proactive and customer-initiated support. We deliver our multilingual technical assistance via telephone, e-mail and our web-based customer care portal, 24 hours a day, seven days a week. Our customer support organization tracks all customer support requests and reports the status of these requests to the user through our customer support portal, enabling users to know the status of their support requests, the person responsible for resolving them, and the targeted timing and process for resolution. Our senior executives review customer satisfaction reports and support and response metrics and take action when necessary to ensure that we maintain a high level of customer satisfaction.

Customers

We currently have approximately 850 corporate customers with approximately 800,000 registered users who use our services to fill positions in almost 100 countries. We market Taleo Enterprise Edition to medium to large-sized organizations with more than 3,000 employees. We market Taleo Business Edition to small to medium-sized organizations with fewer than 3,000 employees. Our customers include organizations in the technology, manufacturing, business services, consumer goods, retail, energy, healthcare, financial services and transportation sectors. No customer has accounted for more than ten percent of our revenue in any of the last three years.

Customer User Groups

We have established customer user groups to provide a forum for sharing talent management strategies and best practices, reviewing new features of our solution and identifying new customer requirements. We currently have seven self-governed, self-financed Taleo Regional Users Groups throughout the United States, Europe, Asia-Pacific and Canada. The elected leader of each Regional User Group becomes a member of the Taleo Product Council and in that capacity works directly with our product management group to guide the development of our solutions. The Regional Users Groups support several Taleo Special Interest Groups focused on best practices and technology in specific areas such as campus recruiting or university relations, hourly and retail staffing, reporting and skills-based staffing. These groups benefit our customers by enabling them to share their knowledge and benefit us by providing powerful input into our product development process as well as a valuable opportunity to deepen our relationships. We host an annual user conference called Taleo WORLD. We also maintain an advisory board with members from the following organizations: Bell South, HP, Intel Corporation, Procter & Gamble, Starbucks, and Wellpoint.

Sales and Marketing

We sell our software and services primarily through our global direct sales force and in conjunction with our partners. In North America, we have sales and services personnel across the United States and Canada, including offices in Chicago, the greater New York area, San Francisco, Montreal, Quebec City and Toronto. Outside of North America, we have sales and services personnel in Amsterdam, London, Paris, Singapore, Melbourne and Sydney, including offices in London, Paris, Singapore and Sydney. Our Taleo Business Edition offerings are currently sold through a telesales team and through self-registration on our website.

Sales Team

Our direct sales force consists of a team of regional sales managers, solutions consultants, client executives and business development executives that sell our solutions across multiple industries and geographies. Our sales professionals possess comprehensive technology and talent management expertise and domain knowledge to educate potential clients on the benefits of our solutions. We also maintain a separate team of account executives that focuses on selling new solutions and services to existing customers. Our solutions consultants work in tandem with our account executives to provide technical and product expertise in support of the sales process. Our business development executives assist our direct sales force in identifying and penetrating new accounts. In addition, we have developed indirect sales relationships with business process outsourcing, or BPO, and human resources outsourcing, or HRO, providers and believe that a growing number of sales will be made through these and similar relationships in the future. Our BPO and HRO partners use our solutions to manage talent management for their customers as part of their broader human resource offerings.

Marketing

Our marketing initiatives include market research, product and strategy updates with industry analysts, public relations activities, web marketing, direct mail and relationship marketing programs, seminars, industry specific trade shows, speaking engagements and cooperative marketing with customers and partners. Our marketing team generates qualified leads and provides programs for prospects and customers that build awareness and generate damand for our existing solutions as well as new products and services. Our marketing department also produces materials that include brochures, data sheets, white papers, presentations, demonstrations, and other marketing tools on our corporate website. We also generate awareness through electronic and print advertising in trade magazines, websites, search engines, seminars, and direct customer and partner events.

Taleo Research Institute

Taleo Research, a consulting and metrics development organization, focuses on conducting primary research on trends in talent management and the financial aspects of talent management. Taleo Research consults with large organizations to help them optimize financial return from global talent management processes and technologies. Taleo Research serves large organizations throughout the world with business analytics that tie talent management technology and process improvements to reduced costs and improved financial results.

Research and Development

Our research and development organization consists of product management and development employees. We employed 194 professionals in these areas as of December 31, 2006. Our research and development organization is primarily located in our Quebec City facility, which enables us to benefit from lower staffing costs and higher retention rates. Our development methodology allows us to implement adjustable development cycles that result in more timely and efficient delivery of new solutions and enhancements to existing solutions. We focus our research and development efforts on improving and enhancing our existing solution offerings as well as developing new solutions. The responsibilities of our research and development organization include product management, product development, solution release management and software maintenance. We allocate a portion of our research and development expenses to the development of our technology infrastructure, including our Structured Enterprise Talent Platform and Configurable Staffing Process Platform. Our research and development expenditures, net of tax credits we received from the Government of Quebec, totaled $19.5 million, $16.7 million, and $16.0 million in 2006, 2005, and 2004 respectively.

Competition

The market for talent management solutions is highly competitive and rapidly evolving. We believe that the principal competitive factors in this market include:

•	Product performance and functionality;

•	Breadth and depth of functionality;

•	Ease of implementation and use;

•	Security and data privacy;

•	On demand business model;

•	Ability to integrate;

•	Scalability and reliability;

•	Company reputation; and

•	Price.

We believe that we compete favorably with respect to these factors. Our Taleo Enterprise Edition solution competes with vendors of enterprise resource planning software such as Oracle and SAP, and also with vendors such as ADP, Authoria, Deploy Solutions, Kenexa, Kronos, Peopleclick, SuccessFactors, Vurv (formerly Recruitmax), Workday, and Workstream that offer products and services that compete with one or more modules in our Taleo Enterprise Edition suite of solutions. Our Taleo Business Edition solution competes primarily with Bullhorn, Hiredesk.com, iCIMS and others.

Our current and potential competitors include large, established companies who may have a larger installed base of users, longer operating histories, and greater name recognition and resources. In addition, we compete with smaller companies who may adapt better to changing conditions in the market. Our competitors may develop products or services that will be superior to our products, or that will achieve greater market acceptance.

Geographic Information

In 2006, 2005, and 2004, we had approximately 3%, 5% and 6% of our revenue from countries outside of North America, respectively. We base our determination of revenue attributable to a country on the location of the contracting party. Many of our customers for which the contracting party was based in North America have deployed our solution internationally.

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

Taleo is a registered trademark in the United States and in various other jurisdictions.

Employees

As of December 31, 2006, we had 585 employees, as compared to 512 as of December 31, 2005 and 541 as of December 31, 2004. None of our employees is represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relationship with our employees to be good.

Executive Officers of the Registrant

The following table provides information concerning our executive officers as of February 28, 2007:

Name	Age	Position

Michael Gregoire	41	President, Chief Executive Officer and Director
Louis Tetu	42	Chairman of the Board of Directors
Bradford Benson	45	Executive Vice President, Products and Technology
Jeffrey Carr	48	Executive Vice President, Global Alliances and Americas Sales
Guy Gauvin	39	Executive Vice President, Global Services
Katy Murray	38	Executive Vice President and Chief Financial Officer

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

Louis Tetu has served as our chairman of the board since March 2006. Prior to serving as chairman of the board, Mr. Tetu served as executive chairman of the board of directors from April 2005 to March 2006 and as our chief executive officer and chairman of the board of directors from July 1999 to March 2005 and as our president from March 2004 to March 2005. Prior to joining us, Mr. Tetu served as president of Baan Supply Chain Solutions, an enterprise applications vendor, from May 1996 to December 1998, following its acquisition of Berclain Group Inc., a supply chain management solutions vendor. Mr. Tetu co-founded and served as president of Berclain Group from 1989 to April 1996. Mr. Tetu also serves on the board of directors of L’Entraide Mutual Life Insurance Company of Canada. Mr. Tetu holds a bachelor’s degree in mechanical engineering from Laval University in Canada.

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

Jeffrey Carr has served as our executive vice president, global alliances and americas sales since June 2006. Prior to serving as executive vice president, global alliances and americas sales, Mr. Carr served as our executive vice president, global marketing and americas sales from May 2005 to May 2006, and as executive vice president, global marketing and chief strategy officer from November 2004 to April 2005. Prior to joining us, Mr. Carr served as chairman and chief executive officer of Motiva, Inc., a software vendor, from August 2001 to December 2003. Prior to Motiva, Mr. Carr served as president of RightWorks Corporation, a business applications provider, from March 2000 to July 2001. Prior to RightWorks, Mr. Carr served in a variety of positions at PeopleSoft, Inc., an enterprise software company, from January 1991 to January 2000, most recently as executive vice president, worldwide marketing, strategy and emerging markets. Mr. Carr holds a bachelor’s degree in business from Miami University (Ohio).

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

Katy Murray has served as our executive vice president and chief financial officer since September 2006. Prior to joining us, Ms. Murray served as chief financial officer of EXL Services, Inc., a leading provider of value-added offshore business process outsourcing solutions, from June 2005 to August 2006. Prior to EXL, Ms. Murray served as executive vice president and chief financial officer at i2 Technologies, a multinational supply chain management software company from January 2004 to May 2005. Prior to serving as executive vice president and chief financial officer at i2 Technologies, Ms. Murray held various leadership positions within the finance and accounting organization at i2 Technologies, from February 1998 to December 2003. Prior to i2 Technologies, Ms. Murray worked for more than four years at Paymentech, the largest US based processor of internet transactions as a Director of Accounting. Ms. Murray holds a bachelor and master’s degree in accounting from Louisiana State University and is a Certified Public Accountant.

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

We have incurred annual losses since our inception. As of December 31, 2006 we had incurred aggregate net losses of $42.5 million, which is our accumulated deficit of $56.3 million less $13.8 million of dividends and issuance costs on preferred stock. We may incur losses in the future as a result of expenses associated with the continued development and expansion of our business, expensing of stock options, marketing efforts, audit-related professional services and other requirements of being a public company, such as compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As we implement initiatives to grow our business, which include, among other things, acquisitions, plans for international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from completing these initiatives and achieving or sustaining profitability. As a result, our business could be harmed and our stock price could decline. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

If our existing customers do not renew their software subscriptions and buy additional solutions from us, our business will suffer.

We expect to continue to derive a significant portion of our revenue from renewal of software subscriptions and, to a lesser extent, service fees from our existing customers. As a result, maintaining the renewal rate of our existing software subscriptions is critical to our future success. Factors that may affect the renewal rate for our solutions include:

•	the price, performance and functionality of our solutions;

•	the availability, price, performance and functionality of competing products and services;

•	the effectiveness of our maintenance and support services;

•	our ability to develop complementary products and services; and

•	the stability, performance and security of our hosting infrastructure and hosting services.

Most of our Taleo Enterprise Edition customers entered into software subscription agreements with an average duration of three years from the initial contract date. Most of our Taleo Business Edition customers entered into annual software subscription agreements. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial term of their agreements. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers, or may request that we license our software to them on a perpetual basis, which may, after we have ratably recognized the revenue for the perpetual license over the relevant term in accordance with our revenue recognition policies, reduce recurring revenue from these customers. Under certain circumstances, our customers may cancel their subscriptions for our solutions prior to the expiration of the term. Our future success also depends, in part, on our ability to sell new products and services to our existing customers. If our customers terminate their agreements, fail to renew their agreements, renew their agreements upon less favorable terms, or fail to buy new products and services from us, our revenue may decline or our future revenue may be constrained.

Because we recognize revenue from software subscriptions over the term of the agreement, a significant downturn in our business may not be reflected immediately in our operating results, which increases the difficulty of evaluating our future financial position.

We generally recognize revenue from software subscription agreements ratably over the terms of these agreements, which average three years for our Taleo Enterprise Edition customers and one year for our Taleo Business Edition customers. As a result, a substantial majority of our software subscription revenue in each quarter is generated from software subscription agreements entered into during previous periods. Consequently, a decline in new software subscription agreements in any one quarter may not affect our results of operations in that quarter but will reduce our revenue in future quarters. Additionally, the timing of renewals or non-renewals of a software subscription agreement during any one quarter may also affect our financial performance in that particular quarter. For example, because we recognize revenue ratably, the non-renewal of a software subscription agreement late in a quarter will have very little impact on revenue for that quarter, but will reduce our revenue in future quarters. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenue for that quarter and we may not be able to offset a decline in revenue due to such non-renewals with revenue from new software subscription agreements entered into in the same quarter. In addition, we may be unable to adjust our costs in response to reduced revenue. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results.

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

In connection with the December 31, 2005 year-end audit and in prior periods we identified deficiencies in our internal control over financial reporting that lead us to restate our consolidated financial statement and we cannot be certain such restatements will not occur again.

In connection with the December 31, 2005 year-end audit of our financial statements, management and our independent registered public accounting firm identified deficiencies in our internal control over financial reporting. These were matters that in our judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in our financial statements. Under Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board (United States) these deficiencies were deemed to be material weaknesses. In particular, we discovered errors in respect to depreciation of fixed assets, and accrual of dividends on preferred stock which required adjustment. As a result, we restated our consolidated financial statements. We also identified a failure to appropriately apply GAAP to certain aspects of our financial reporting resulting from the lack of a properly designed financial reporting process and a lack of sufficient technical accounting expertise. Certain of such deficiencies were also deemed to be material weaknesses. We have remediated all known material weaknesses; however, we cannot be certain that the measures we have taken will ensure that we will maintain effective controls over our financial processes and reporting in the future. Any failure to maintain effective controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

In addition to the restatement noted above, in 2004 we restated our consolidated financial statements for 2003. Execution of these restatements created a significant strain on our internal resources, and increased our costs and caused management distraction. As a result of these restatements, we filed for extensions for the filing of our 2005 Annual Report on Form 10-K and our March 2006 Quarterly Report on Form 10-Q. We believe that any future restatements would likely cause additional strain on our internal resources. In addition, the fact we have had restatements in 2004 and 2005 may cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse impact on our stock price.

Failure to implement the appropriate controls and procedures to manage our growth could harm our ability to expand our business, our operating results, and our overall financial condition.

As a result of material weakness and deficiencies identified for the period ended December 31, 2005, during 2006, we completed a review and redesign of our internal controls over financial reporting related to our closing procedures and processes, our calculations of our reported numbers, including depreciation expense, fixed assets, and the need to strengthen our technical accounting expertise. While we remediated all material weaknesses in our internal control over financial reporting that existed on December 31, 2005, the steps below remain in process:

•	implementation and documentation of new policies around closing processes;

•	improvement of detective controls and greater financial analysis around operational metrics that are key to our performance; and

•	Improvement of the process of benchmarking our internal financial operations and implementing best practices in various business processes.

We have discussed these matters with the audit committee of our board of directors and will continue to do so as required. However, we cannot be certain that the completion of these steps will remediate our control deficiencies. Any current or future deficiencies could materially and adversely affect our ability to provide timely and accurate financial information about our company.

The requirements of being a public company have been, and may continue to be, a strain on our resources, which may adversely affect our business and financial condition.

We are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the listing standards of the Nasdaq Stock Market LLC. These requirements have placed a strain on our systems and resources and will likely continue to do so. The Securities Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We had two restatements of historical financial information in 2005. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and operating results. In addition, we recently completed the move of our finance department, from Quebec City to Dublin, California to support our reporting and compliance requirements as a US public company and we have recently a hired additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. This relocation created strain on our employees and management. Further, the integration of newly hired or relocated employees may not be successful or may result in additional expense.

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

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance, we must enhance and improve existing products and continue to introduce new products and services. For instance, we recently announced our plans to develop a performance management software product. Any new products we develop or acquire may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to develop or acquire new products that appeal to our target customer base or enhance our existing products or if we fail to price our products to meet market demand or if the products we develop or acquire do not meet performance expectations, our business and operating results will be adversely affected. To date, we have focused our business on providing solutions for the talent management market, but we may seek to expand into other markets in the future. Our efforts to expand our solutions beyond the talent management market may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our existing business.

We expect to incur additional expense to develop software products and to integrate acquired software products into existing platforms to maintain our competitive position. These efforts may not result in commercially viable solutions. If we do not receive significant revenue from these investments, our business will be adversely affected. Additionally, we intend to maintain a single version of each release of our software applications that is configurable to meet the needs of our customers. Customers may require customized solutions or features and functions that we do not yet offer and do not intend to offer in future releases, which may cause them to choose a competing solution.

Acquisitions and investments present many risks, and we may not realize the anticipated financial and strategic goals for any such transactions, which would harm our business, operating results and overall financial condition. In addition, we have limited experience in acquiring and integrating other companies.

We have made, and may continue to make, acquisitions or investments in companies, products, services, and technologies to expand our product offerings, customer base and business. We have limited experience in executing acquisitions. In October 2003, we acquired White Amber, which we introduced our Taleo Contingent, and in March 2005, we acquired Recruitforce.com, which we introduced as Taleo Business Edition. In March 2007, we acquired certain assets of Job Flash, Inc., with which we intend to offer additional products to our customers. Such acquisitions and investments involve a number of risks, including the following:

•	being unable to achieve the anticipated benefits from our acquisitions;

•	discovering that we may have difficulty integrating the accounting systems, operations, and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

•	difficulty incorporating the acquired technologies or products, including our Taleo Contingent solution and the software acquired in the Recruitforce acquisition, into our existing code base;

•	problems arising from differences in the revenue or licensing model of the acquired business;

•	customer confusion regarding the positioning of acquired technologies or products;

•	difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	difficulty retaining the acquired business’ customers; and

•	problems or liabilities associated with product quality, technology and legal contingencies.

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

The consideration paid in connection with an investment or acquisition also affects our financial results. If we should proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. To the extent that we issue shares of stock or other rights to purchase stock, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, material one-time write-offs, or purchase accounting adjustments and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings.

Fluctuation in the processing of temporary workers will affect the revenue associated with our Taleo Contingent solution, which may harm our business and operating results.

Our current version of the Taleo Contingent solution includes functionality for the processing and payment of time and expense charges for temporary workers. As part of our Taleo Contingent offering we also provide managed services related to the processing of such time and expense charges. We currently generate revenue from our Taleo Contingent solution based on a fixed percentage of the dollar amount invoiced for temporary labor charges processed through our time and expense functionality. Our Taleo Contingent solution accounts for a significant portion of our revenue. If our customers’ demand for temporary workers declines, or if the general wage rates for temporary workers decline, so will our customers’ associated spending for temporary workers, and, as a result, revenue associated with our Taleo Contingent solution will decrease and our business may suffer. In addition, our contracts for the Taleo Contingent solution do not generally contain minimum revenue or transaction commitments from our customers. Therefore, if we fail to implement the Taleo Contingent solution successfully for new customers or if existing customers elect to decrease the transactions processed via the Taleo Contingent solution, we may not recognize incremental revenue from new customers or our revenues from existing Taleo Contingent customers may decline.

Additionally, we have elected to integrate certain functions of our Taleo Contingent solution with the solutions of third party providers of time and expense processing for temporary workers. On a going forward basis we will no longer be entering into agreements to provide time and expense processing services for temporary workers and, accordingly, our revenue model based on a percentage of spend from such processing services will end. Our intention is to service our current customers to which we provide such time and expense processing services through the expiration of their current agreements with us. However, our current Taleo Contingent customers are not obligated to process temporary worker transactions exclusively through our solution and we cannot be certain that such customers will not elect to transition such transaction processing services to other providers before the expiration of their contracts with us. If certain of our Taleo contingent customers elect to stop processing temporary worker transactions through our system sooner than expected, our revenue could be disrupted. Further, we may find it difficult to replace the revenue we currently receive from the processing of temporary worker time and expense transactions and our results may be negatively impacted.

If we do not compete effectively with companies offering talent management solutions, our revenue may not grow and could decline.

We have experienced, and expect to continue to experience, intense competition from a number of companies. Our Taleo Enterprise Edition solution competes with vendors of enterprise resource planning software such as Oracle and SAP, and also with vendors such as ADP, Authoria, Deploy Solutions, Kenexa, Kronos, Peopleclick, SuccessFactors, Vurv (formerly Recruitmax), Workday, and Workstream that offer products and services that compete with one or more modules in our Taleo Enterprise Edition suite of solutions. Our Taleo Business Edition solution competes primarily with Bullhorn, Hiredesk.com, iCIMS and others. Our competitors may announce new products, services or enhancements that better meet changing industry standards or the price or performance needs of customers. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.

Our competitors and potential competitors may have significantly greater financial, technical, development, marketing, sales, service and other resources than we have. Many of these companies may also have a larger installed base of customers, longer operating histories and greater brand recognition than we have. Certain of our competitors provide products that may incorporate capabilities which are not available in our current suite of solutions, such as automated payroll and benefits, or services that we do not currently offer, such as recruitment process outsourcing services. Products with such additional functionalities may be appealing to some customers because they can reduce the number of different types of software or applications used to run their business and such additional services may be viewed by some customers as enhancing the effectiveness of a competitor’s solutions. In addition, our competitors’ products may be more effective than our products at performing particular talent management functions or may be more customized for particular customer needs in a given market. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.

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

We intend to partner with business process outsourcing, or BPO, and human resource outsourcing, or HRO, providers that resell our staffing solution as a component of their outsourced human resource services. We currently have relationships with several of these companies. If customers or potential customers begin to outsource their talent management functions to BPOs or HROs that do not resell our solutions, or to BPOs or HROs that choose to develop their own solutions, our business will be harmed. In addition, we have relationships with third-party consulting firms, system integrators and software and service vendors who provide us with customer referrals, integrate their complementary products with ours, cooperate with us in marketing our products and provide our customers with system implementation or maintenance services. If we fail to establish new strategic relationships or expand our existing relationships, or should any of these partners fail to work effectively with us or go out of business, our ability to sell our products into new markets and to increase our penetration into existing markets may be impaired.

The potential mergers of our competitors or other similar strategic alliances could weaken our competitive position or reduce our revenue.

The market in which we operate appears to be in the midst of a period of vendor consolidation. If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Kronos recently acquired Unicru, Kenexa recently acquired Brassring and ADP recently acquired VirtualEdge. Unicru, Brassring and VirtualEdge have been direct competitors of ours in the past and we are uncertain what impact these acquisitions will have on our market and our ability to compete against the merged companies.

Our competitors may also establish or strengthen cooperative relationships with our current or future HRO partners, systems integrators, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our solutions. Disruptions in our business caused by these events could reduce our revenue.

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

Our insurance policies may not adequately compensate us for any losses that may occur due to failures in our security measures.

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

Any defects that cause interruptions to the availability or functionality of our solutions could result in:

•	lost or delayed market acceptance and sales of our products;

•	loss of customers;

•	product liability suits against us;

•	diversion of development and support resources;

•	injury to our reputation; and

•	increased maintenance and warranty costs.

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

Our current business model and prospects for increases in revenue should be considered in light of the risks and difficulties we encounter in the new, uncertain and rapidly evolving talent management market. Because this market is new and evolving, we cannot predict with any assurance the future growth rate and size of this market, which, in comparison with the market for all enterprise software applications, is relatively small. The rapidly evolving nature of the markets in which we sell our products and services, as well as other factors that are beyond our control, reduce our ability to evaluate accurately our future prospects and to forecast with a high degree of certainty our projected quarterly or annual performance.

Widespread market acceptance of the vendor hosted, or on demand, delivery model is uncertain, and if it does not continue to develop, or develops more slowly than we expect, our business may be harmed.

The market for on demand, vendor hosted enterprise software, also called software as a service or SaaS, is relatively new and there is uncertainty as to whether SaaS will achieve long-term market acceptance. Our customers access and use our software as a web-based solution that is hosted by us. If the preferences of our customers change and our customers require that they host our software themselves, either upon the initiation of a new agreement or upon the renewal of an existing agreement, we would experience a decrease in revenue from hosting fees, and potentially higher costs and greater complexity in providing maintenance and support for our software. Additionally, a very limited number of our customers have the contractual right to elect to host our software themselves prior to the expiration of their subscription agreements with us. If the number of customers purchasing hosting services from us decreases, we might not be able to decrease our expenses related to hosting infrastructure in the short term if the demand for such hosting services decreases. Potential customers may be reluctant or unwilling to allow a vendor to host software or internal data on their behalf for a number of reasons, including security and data privacy concerns. If such organizations do not recognize the benefits of the on demand delivery model, then the market for our solutions may not develop at all, or may develop more slowly than we expect.

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

We have experienced system failures in the past. If our customers experience service interruptions or the loss or theft of their data caused by us, we may be subject to contractual performance credit liabilities, financial penalties, financial liability or customer losses.

Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

We must hire and retain key employees and recruit qualified technical sales and finance personnel or our future success and business could be harmed.

Our success depends on the continued employment of our senior management and other key employees, such as our chief executive officer and our chief financial officer. A significant number of our senior management were recently hired, including our chief financial officer, and our continued success will depend on their effective management. There can be no assurance that our management team will be successfully integrated into our business and work together effectively. Our current senior management and employees have worked together for a relatively short period of time as a result of recent changes in senior management. We do not maintain key person life insurance on any of our executive officers. Additionally, our continued success depends, in part, on our ability to retain qualified technical, sales and other personnel. In particular, we have recently hired a significant number of finance personnel who may take some period of time to become fully productive. We generally find it difficult to find qualified personnel with relevant experience in both technology sales and human capital management. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to retain qualified engineers with the requisite education, background and industry experience. In particular, because our research and development facilities are primarily located in Quebec, Canada, we are substantially dependent on that labor market to attract qualified engineers. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed. The recent relocation of our headquarters facility may result in unexpected attrition and we may have difficulty filling vacated positions in a timely manner and our operations may be negatively impacted.

We currently derive a material portion of our revenue from international operations and expect to expand our international operations. However, we do not have substantial experience in international markets, and may not achieve the expected results.

During the year ended December 31, 2006, revenue generated outside the United States was 8.9% of total revenue, with Canada accounting for 5.9% of total revenue. We currently have international offices in Australia, Canada, France, the Netherlands, Singapore and the United Kingdom; however, we currently maintain data centers only in the United States. We may expand our international operations, which will involve a variety of risks, including:

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	differing regulations in Quebec with regard to maintaining operations, products and public information in both French and English;

•	differing labor regulations, especially in the European Union and Quebec, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•	more stringent regulations relating to data privacy and the unauthorized use of, or access to, commercial and personal information, particularly in Europe and Canada;

•	reluctance to allow personally identifiable data related to non-U.S. citizens to be stored in databases within the United States, due to concerns over the United States government’s right to access personally identifiable data of non-U.S. citizens stored in databases within the United States or other concerns;

•	greater difficulty in supporting and localizing our products;

•	changes in a specific country’s or region’s political or economic conditions;

•	challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	limited or unfavorable intellectual property protection; and

•	restrictions on repatriation of earnings.

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

We currently have foreign sales denominated in foreign currencies, including the Canadian dollar, Australian dollar, the Euro, New Zealand dollar, British pound sterling and Swiss franc, and may in the future have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a substantial portion of our operating expenses in Canadian dollars and, to a much lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively affect our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

If we fail to defend our proprietary rights aggressively, our competitive advantage could be impaired and we may lose valuable assets, experience reduced revenue, and incur costly litigation fees to protect our rights.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our proprietary rights in our products and services. We do not have any issued or pending patents and do not rely on patent protection. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries in which we operate. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent, we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors from developing technologies independently that are substantially equivalent or superior to our products. Initiating legal action may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business.

Current and future litigation against us could be costly and time consuming to defend.

We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future, see Note 13 — Commitments and Contingencies in our Notes to Consolidated Financial Statements.

Our results of operations may be adversely affected if we are subject to a protracted infringement claim or a claim that results in a significant award for damages.

We expect that software product developers such as ourselves will increasingly be subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. To date, we are not aware of any legal claim that has been filed against us regarding these matters but such claims have been threatened, see Note 13 — Commitments and Contingencies in our Notes to Consolidated Financial Statements. We can give no assurance that such claims will not be filed in the future. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

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

Our insurance policies will not compensate us for any losses or liabilities resulting from patent infringement claims.

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

Accounting Principles Generally Accepted in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or

AICPA, the SEC and various other organizations formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our projected financial results. For example, beginning January 1, 2006, Statement of Financial Accounting Standards No. 123(R),“Share-Based Payment,” or SFAS 123(R), required us to expense the fair value of employee stock options and similar awards. SFAS 123(R) addresses accounting for transactions in which we obtain employee services in exchange for share-based payments. SFAS 123(R) requires us to recognize stock-based compensation costs for awards of equity instruments to employees based on the grant-date fair value of those awards, with limited exceptions. The effect of this pronouncement on our results of operations was material, representing total expenses in our statement of operations of $4.5 million for the year ended December 31, 2006.

In addition, pursuant to the application of GAAP we recognize the majority of our application revenue monthly over the life of the application agreement. In certain instances, the straight-line revenue recognized on a monthly basis may exceed the amounts invoiced for the same period. If our history of collecting all fees reflected in our application agreements negatively changes, the application of GAAP may mandate that we not recognize revenue in excess of the fees invoiced over the corresponding period for new agreements. The application of GAAP also requires that we accomplish delivery of our solutions to our customers in order to recognize revenue associated with such solutions. In the context of our model, delivery requires the creation of an instance of the solution that may be accessed by the customer via the Internet. We may experience difficulty in making new products available to our customers in this manner. In the event we are not able to make our solutions available to our customer via the Internet in a timely manner, due to resource constraints, implementation difficulties or other reasons, our ability to recognize revenue from the sales of our solutions may be delayed and our financial results may be negatively impacted.

If tax benefits currently available under the tax laws of Quebec are reduced or repealed, or if we have taken an incorrect position with respect to tax matters under discussion with the Canadian Revenue Authority, our business could suffer.

The majority of our research and development activities are conducted through our Canadian subsidiary, Taleo (Canada) Inc. We participate in a government program in Quebec that provides investment credits based upon qualifying research and development expenditures. These expenditures primarily consist of the salaries for the persons conducting research and development activities. We have participated in the program for five years, and expect that we will continue to receive these investment tax credits through September 2008. In 2006, we recorded a $2.2 million reduction in our research and development expenses as a result of this program. We anticipate the continued reduction of our research and development expenses through application of these credits through 2008. If these investment tax benefits are reduced or eliminated, our financial condition and operating results may be adversely affected.

In addition, compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenues and expenses between its subsidiaries, the underlying value of the assets of the business, the ownership of assets, and the application of available tax credits. To date, certain of our positions have been examined by the Canada Revenue Agency (“CRA”) as described below and our positions may be examined by other taxing authorities in the future.

CRA Examination of Tax Year 1999.  With respect to our 1999 tax year, we have undergone an examination by CRA regarding the transfer of intellectual property to us from our Canadian subsidiary. In September 2006, we entered into a definitive settlement agreement with CRA with respect to this examination. The terms of the settlement require us to make royalty payments to our Canadian subsidiary on certain revenues from outside of Canada for tax years 2000 through 2008. The royalty payments for tax years 2000 through 2006 results in approximately CAD $2.6 million of additional income to our Canadian subsidiary. This additional income has been fully offset by net operating losses and carryforwards. Accordingly, in the year ended December 31, 2006, we have recognized deferred tax assets in an amount to offset this assessment. Based on expected revenues subject to the royalty payment obligation, we currently project royalty payments for tax years 2007 and 2008 to approximate CAD $4.0 million to our Canadian subsidiary, although the amount will vary depending on our financial performance. Accordingly, we have not adjusted our deferred tax assets for future utilization of net operating losses and carryforwards to account for this potential assessment because of the uncertainty around realization.

CRA Examination of Tax Years 2000 and 2001.  In April 2006, CRA proposed an additional increase to taxable income for our Canadian subsidiary of approximately CAD $5.3 million in respect of our 2000 and 2001 tax years, which consists of CAD $2.3 million relating to income and expense allocations and CAD $3.0 million relating to our treatment of Quebec investment tax credits. We disagree with these 2000 and 2001 proposed adjustments and intend to contest these matters through applicable CRA and judicial procedures, as appropriate. Accordingly, in the three months ended December 31, 2006, we have recognized deferred tax assets in an amount determined to be both probable and estimable. In December 2006, we provided CRA with our settlement proposal with respect to the 2000 and 2001 tax years. We have not received a response from CRA on our proposal.

CRA Examination Impact to Future Tax Years.  The CRA issue relating to the treatment of the Quebec investment tax credit in tax years 2000 and 2001 will have bearing on the tax treatment applied in subsequent periods that are not currently under examination. If the CRA renders an unfavorable opinion for tax years 2000 and 2001, such adjustments could have a material impact on tax years after 2001. We estimate the potential range of additional income subject to Canadian income tax for tax years 2000 to 2006 as a result of the Quebec investment tax credit issue to be between CAD $1.0 and $17.0 million, including CRA’s proposed assessment of CAD $3.0 million for the 2000 and 2001 tax years, as discussed above.

Availability of Deferred Tax Assets.  CRA has indicated it will make an assessment and apply available deferred tax assets at the conclusion of the examinations described above. As of December 31, 2006, we have approximately CAD $1.5 million of available deferred tax assets to reduce income adjustments from the 1999 settlement for tax years 2007 and 2008, future operating income and any further settlement negotiations with CRA. In the event any of these amounts either individually or collectively exceed CAD $1.5 million, our Canadian subsidiary will not have sufficient net operating losses and carryforwards to offset the additional income and would incur a Canadian tax liability which could be material. As a result of these adjustments, we expect to pay taxes in Canada in 2007 in addition to any tax liability for prior periods. In addition, we may be subject to penalties and interest on any Canadian tax liability for the 2000 tax year and beyond. Any such penalties or interest cannot be reasonably estimated at this time.

If sufficient evidence becomes available allowing us to more accurately estimate a probable income tax liability from the 1999 settlement for tax years 2007 and 2008 and the CRA’s examination of our treatment of Quebec investment tax credits, we will apply net operating losses and carryforwards to the extent available and reserve against any remaining balances due by recording additional income tax expense in the period the liability becomes estimable. We are seeking United States tax treaty relief through the appropriate Competent Authority tribunals for the settlement entered into with CRA with respect to the examination of our 1999 tax year, and we will further seek United States tax treaty relief for all subsequent final settlements entered into with CRA.

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

Our stock price is likely to be volatile and could decline.

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

As of December 31, 2006, 1,873,811 shares of our Class B common stock are held by holders of our exchangeable shares in order to allow them voting rights in Taleo without having to exchange their shares in 9090-5415 Quebec Inc. and suffer the corresponding Canadian tax consequences. These Class B shares vote as a class with our Class A common stock and, upon exchange of the exchangeable shares for Class A common stock, will be redeemed on the basis of one share of Class B common stock redeemed for each one share of Class A common stock issued. Therefore, approximately 7.8% of the voting power of our outstanding shares as of December 31, 2006, is held by the Class B common stockholders and will continue to be held by them until they decide to exchange their exchangeable shares. Accordingly, our Class B common stock constitutes, and is expected to continue to constitute, a significant portion of the shares entitled to vote on all matters requiring approval by our stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our principal offices are in Dublin, California, where we lease approximately 35,000 square feet of space for our current headquarters and in Quebec City, where we lease approximately 48,000 square feet of space used primarily by our research and development group. On March 16, 2006, we entered into the Dublin lease agreement with BIT Holdings Fifty-Six, Inc. (the “Landlord”) for office space consisting of approximately 35,000 square feet and located at 4140 Dublin Boulevard, Suite 400, Dublin, California. This office space will serve as the Company’s new head office. The term of the lease is for seven (7) years, commencing on June 15, 2006, and we have one option to renew the lease for an additional term of five (5) years. We will pay base rent ranging from approximately

$52,430 per month to approximately $85,020 per month, in addition to operating expenses and taxes, for the duration of the lease term. In addition, we are generally responsible under the lease for the condition, order, repair and maintenance of the premises.

Our former principal office location in San Francisco, California, consisting of approximately 12,109 square feet, was subleased on October 19, 2006. The term of the sublease commenced on October 31, 2006, and will end on July 30, 2009. Under the sublease, we will receive monthly rental payments of approximately $20,182 until September 30, 2007, $22,220 from October 1, 2007 to September 30, 2008, and $24,218 from October 1, 2008 to July 30, 2009. Provided that the sublessee is not in default under the sublease, the monthly base rent otherwise payable by the sublessee under the sublease will be abated for the first two months of the term. The sublease also provides for the payment of additional rent for operating expenses and taxes.

In North America, we have additional sales and services personnel throughout the United States, including offices in Chicago and the greater New York area, and Canada, including Montreal, Quebec City and Toronto. Outside of North America, we maintain offices for our sales and services personnel in Amsterdam, London, Melbourne, Paris, Singapore and Sydney.

We believe that our facilities are adequate for current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in claims, legal proceedings and potential claims that arise in the ordinary course of business. For example, holders of certain patents have asserted that our technology infringes patented technology but have not filed legal actions against us to date, see “Item 1A. — Risk Factors”. Based upon currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on our financial position or results of operations. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. If we should be subject to an unfavorable ruling by a court, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock has traded on the Nasdaq Stock Market LLC under the symbol “TLEO” since September 29, 2005. Prior to that time, there was no public market for our Class A common stock. The following table sets forth the range of high and low sales prices at the closing on the Nasdaq Stock Market LLC of the Class A common stock for the periods indicated, as reported by the Nasdaq Stock Market LLC. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low

For the year ended December 31, 2006
Fourth quarter	$13.99	$10.01
Third quarter	11.87	7.85
Second quarter	14.63	11.01
First quarter	14.81	12.04
For the year ended December 31, 2005
Fourth quarter	$13.91	$10.95

As of February 28, 2007, there were approximately 89 holders of record of our Class A common stock and 10 holders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividends on our Class A common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our Class A common stock in the foreseeable future.

Sale of Unregistered Securities

On January 25, 2007, we issued 349,690 shares of our Class A common stock to E-Services Investments Private Sub LLC in connection with a cashless exercise of a warrant to purchase 481,921 shares of our Class A common stock at an exercise price of $3.63 per share. The issuance of our shares was made on reliance upon an exemption from the registration requirements of the Securities Act provided by Section 4(2) and Regulation D.

On February 28, 2007, we issued 6,510 shares of our Class A common stock to Heidrick and Struggles, Inc. in connection with a cashless exercise of a warrant to purchase 41,667 shares of our Class A common stock at an exercise price of $13.50 per share. The issuance of our shares was made on reliance upon an exemption from the registration requirements of the Securities Act provided by Section 4(2) and Regulation D.

Use of Proceeds from Public Offering

The Securities and Exchange Commission declared our registration statement, filed on Form S-1 (File No. 333-114093) under the Securities Act in connection with the initial public offering of our Class A common stock, $0.00001 par value, effective on September 28, 2005. The underwriters were Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., CIBC World Markets Corp. and ThinkEquity Partners LLC.

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

We have used and intend to continue to use the net proceeds for general corporate purposes, which may include expansion of our sales and marketing and research and development efforts, working capital, capital expenditures and potential acquisitions of complementary businesses, products and technologies. From the effective date of the registration to the end of 2005, we used approximately $20.6 million of the net proceeds of this offering to repay our loan with Goldman Sachs Specialty Lending Group (“Goldman Sachs”), and paid approximately $1.3 million in respect of capital expenditures. We have no current agreements or commitments with respect to any material acquisitions. Pending such uses, we intend to invest the net proceeds in short-term, interest-bearing, investment-grade securities or government securities.

ITEM 6.	SELECTED FINANCIAL DATA

The information below is derived from our consolidated financial statements and should be read in conjunction with Item 8. — Financial Statements and Supplementary Data and Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations. The consolidated statement of operations data for each of the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period.

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(In thousands, except per share data)

Consolidated Statements of Operations Data(1):
Revenue:
Application	$79,137	$63,296	$49,010	$36,029	$20,753
Consulting	17,906	15,114	9,640	7,606	7,635

Total revenue	97,043	78,410	58,650	43,635	28,388
Cost of revenue:
Application	19,317	16,419	14,627	7,691	3,987
Consulting	12,785	11,058	8,276	6,462	6,504

Total cost of revenue	32,102	27,477	22,903	14,153	10,491

Gross profit	64,941	50,933	35,747	29,482	17,897
Operating expenses:
Sales and marketing	29,482	22,544	18,153	14,767	12,205
Research and development	19,475	16,687	15,932	10,927	6,460
General and administrative	21,113	10,725	7,096	4,726	3,372
Restructuring charges	414	804	—	—	—
Charge for in-process research and development	—	—	—	150	—

Total operating expenses	70,484	50,760	41,181	30,570	22,037

Operating income (loss)	(5,543)	173	(5,434)	(1,088)	(4,140)
Other income (expense):
Interest income	2,891	873	101	83	137
Interest expense	(107)	(1,273)	(404)	(152)	(109)
Fees for early extinguishment of debt	—	(2,264)	—	(62)	(39)

Total other income (expense), net	2,784	(2,664)	(303)	(131)	(11)
Net loss before provision for income taxes	(2,759)	(2,491)	(5,737)	(1,219)	(4,151)
Provision (benefit) for income taxes	(131)	4	(11)	(89)	—

Net loss	(2,628)	(2,495)	(5,726)	(1,308)	(4,151)
Accrual of dividends and issuance costs on preferred stock	—	(2,984)	(3,299)	(2,744)	(2,486)

Net loss attributable to Class A common stockholders	$(2,628)	$(5,479)	$(9,025)	$(4,052)	$(6,637)

Net loss attributable to Class A common stockholders per share — basic and diluted(2)	$(0.13)	$(1.19)	$(161.16)	$(162.08)	$(1,106.17)
Weighted-average Class A common shares — basic and diluted(2)	20,031	4,619	56	25	6

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$58,785	$59,346	$5,773	$18,194	$8,964
Working capital (deficit)	57,795	58,497	(1,371)	2,374	6,676
Total assets	117,420	99,020	38,648	42,057	20,162
Long-term debt	17	399	2,573	216	77
Total preferred stock and exchangeable share obligation	796	1,715	52,073	48,659	38,471
Total stockholders’ equity (deficit)	77,430	71,698	(42,996)	(34,427)	(30,191)

(1)	We acquired White Amber, Inc. in October 2003 and Recruitforce.com in March 2005. Our consolidated statement of operations and balance sheet data include the results of White Amber and Recruitforce.com only for periods subsequent to October 21, 2003 and March 10, 2005, respectively, see ITEM 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 — Business Combinations in our Notes to Consolidated Financial Statements for additional information regarding our acquisition of White Amber and Recruitforce.com.

(2)	Per share numbers reflect only outstanding Class A Common Stock of the Company. Exchangeable Shares, redeemable convertible preferred stock, stock options, and warrants are antidilutive for the periods presented, see Note 9 — Preferred Stock and Note 10 — Common Stock in our Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Form 10-K, including ITEM 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, tax and accounting estimates, the demand and expansion opportunities for our products, our customer base and our competitive position. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under ITEM 1A. — RISK FACTORS or included elsewhere in this Annual Report on Form 10-K. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Overview

We deliver on demand talent management solutions that enable organizations to assess, acquire, develop, and align their workforces for improved business performance. We were incorporated under the laws of Delaware in May 1999.

We offer two suites of talent management solutions: Taleo Enterprise Edition and Taleo Business Edition. Taleo Enterprise Edition is designed for medium to large-sized, multi-national organizations. Taleo Business

Edition is designed for small to medium-sized organizations, stand-alone departments and divisions of larger organizations, and staffing companies. Our revenue is primarily earned through fees charged for accessing these solutions. Our customers generally pay us in advance for their use of our solutions, and we use these cash receipts to fund our operations. These payments are generally made on a quarterly or annual basis.

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

Application Revenue

Application revenue is generally comprised of subscription fees from customers accessing our applications, which includes the use of the application, application and data hosting and maintenance of the application. The majority of our application subscription revenue is recognized monthly over the life of the application agreement, based on a stated, fixed-dollar amount. Revenue associated with our Taleo Contingent solution is recognized based on a fixed contract percentage of the dollar amount invoiced for contingent labor through use of the application. The average term of our application agreements for Taleo Enterprise Edition signed with new customers in 2006 and 2005 was approximately three years, although terms for Taleo Enterprise Edition application agreements signed in the years 2006 and 2005 ranged from one to ten years. Our customer renewal rates have historically been high. The term of application agreements for Taleo Business Edition is typically one year.

Application agreements entered into during 2006 and 2005 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations.

Consulting Revenue

Consulting revenue consists primarily of fees associated with application configuration, integration, business process re-engineering, change management, and education and training services. Our consulting engagements are typically billed on a time and materials basis, although a number of our engagements are priced on a fixed fee basis. For those contracts structured on a fixed fee basis, we recognize the revenue proportionally to the performance of the services, or the attainment of defined milestones. From time to time, certain of our consulting projects are subcontracted to third parties. Our customers may also elect to use unrelated third parties for the types of consulting services that we offer. Our typical consulting contract provides for payment within 30 to 60 days of invoice.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of application revenue primarily consists of expenses related to hosting our application and providing support, including employee related costs and depreciation expense associated with computer equipment. We allocate overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on employee count. As such, overhead expenses are reflected in each cost of revenue and operating expense category. We currently deliver our solutions from two primary data centers that host the applications for all but one of our customers that elected to deploy our application on its own infrastructure.

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

Revenue Recognition

The Company generates revenue by providing its solutions to meet professional, hourly and temporary staffing needs. The Company derives its professional and hourly revenue primarily from hosting, application fees, and maintenance fees, which fees are collectively reflected as application revenue, and secondarily from professional implementation and consulting services, which are reflected as consulting revenue.

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

Consulting revenue is accounted for separately from our application revenue based on our view that we have objective evidence of the fair value of these consulting services. Our consulting engagements are typically billed on a time and materials basis, although a number of our consulting and implementation engagements are priced on a fixed-fee basis. For those contracts structured on a fixed fee basis, we recognize the revenue proportionally to the performance of the services, utilizing milestones if present in the arrangement or hours incurred if milestones are not present. Our management uses its judgment concerning the estimation of the total costs to complete these fixed-fee contracts, considering a number of factors including the complexity of the project, and the experience of the personnel that are performing the services.

Research and Development

We account for software development costs under the provisions of Statement of Financial Accounting Standards, or SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Accordingly, we capitalize certain software development costs after technological feasibility of the product has been established. Such costs have been immaterial to date, and accordingly, no costs were capitalized during the years ended December 31, 2006 and 2005.

Stock-based Compensation

We adopted SFAS 123R “Share-Based Payment” effective January 1, 2006. Under the provisions of SFAS 123(R), we recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. We have elected the modified prospective transition method for adopting SFAS 123(R), under which the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in our financial statements in the periods after the date of adoption using the same value determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in previous filings. We recognize compensation expense for the stock option awards granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period, see Note 3 — Stock-Based Compensation in our Notes to Consolidated Financial Statements. Estimates are used in determining the fair value of such awards. Changes in these estimates could result in changes to our compensation charges.

Goodwill, Other Intangible Assets and Long-Lived Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we conduct a test for the impairment of goodwill on at least an annual basis. We adopted October 1 as the date of the annual impairment test and, therefore, we performed our first annual impairment test on October 1, 2004. The impairment test compares the fair value of reporting units to their carrying amount, including goodwill, to assess whether impairment is present. Based on our most recent assessment test, we do not have impairment as of October 1, 2006. We will assess the impairment of goodwill annually on October 1, or sooner if other indicators of impairment arise.

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

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. At September 30, 2006, we reversed our valuation allowance by approximately $1.1 million due to the utilization of net operating losses against earnings in Canada and at December 31, 2006 reversed the remaining valuation allowance of $0.2 million in Canada, since it was deemed more likely than not that these assets would be realized. We continue to maintain a full valuation allowance on our deferred tax assets associated with U.S. and other nonCanadian foreign operations. A portion of the remaining valuation allowance pertains to deferred tax assets established in connection with prior acquisitions, and to the extent that this portion of the valuation allowance is reversed in the future, goodwill will be adjusted. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.

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

	Year Ended December 31,
	2006	2005	2004

Consolidated Statement of Operations Data:
Revenue:
Application	82%	81%	84%
Consulting	18	19	16

Total revenue	100	100	100
Cost of revenue (as a percent of related revenue):
Application	24	26	30
Consulting	71	73	86

Total cost of revenue (as a percent of total revenue)	33	35	39

Gross profit	67	65	61
Operating expenses:
Sales and marketing	30	29	31
Research and development	20	21	27
General and administrative	22	14	12
Restructuring	—	1	—

Total operating expenses	72	65	70

Operating income (loss)	(5)	—	(9)
Other income (expense):
Interest income	3	1	—
Interest expense	—	(5)	(1)

Total other income (expense), net	3	(4)	(1)

Net loss before provision for income taxes	(3)	(3)	(10)
Provision (benefit) for income taxes	—	—	—

Net loss	(3)%	(3)%	(10)%

Comparison of the Years Ended December 31, 2006 and 2005

Dollar amounts in tables are shown in thousands.

Revenue

	Year Ended December 31,
	2006	2005	$ Change	% Change

Application revenue	$79,137	$63,296	$15,841	25%
Consulting revenue	17,906	15,114	2,792	18%

Total revenue	$97,043	$78,410	$18,633	24%

The increase in application revenue was primarily attributable to increased sales of our applications, including sales to new customers and additional sales to our current customers. The increase in consulting revenue was attributable to higher demand for services from new and existing customers plus higher than usual billable activity in the end of year holiday period. The prices of our solutions and services were relatively consistent throughout the years ended December 31, 2006 and 2005 and on a period-to-period comparative basis.

The geographic mix of total revenue in the year ended December 31, 2006 was 91.1%, 5.9% and 3.0% in the United States, Canada and the rest of the world, respectively, as compared to 88.1%, 7.1% and 4.8%, respectively, in the year ended December 31, 2005.

Cost of Revenue

	Year Ended December 31,
	2006	2005	$ Change	% Change

Application	$19,317	$16,419	$2,898	18%
Consulting	12,785	11,058	1,727	16%

Total cost of revenue	$32,102	$27,477	$4,625	17%

The cost of application revenue increase was primarily attributable to a $0.9 million increase in employee-related costs (including $0.2 million for the impact of adopting SFAS 123(R)) and a $2.0 million increase in our infrastructure costs relating to hardware, software and third-party fees for our hosting facilities.

The cost of consulting revenue increase was primarily attributable to a $1.4 million increase in employee-related costs in our consulting group resulting from an increase in headcount (including $0.2 million for the impact of adopting SFAS 123(R)). The remaining $0.3 million increase represented increases in general overhead expenses relating to the increase in personnel.

Gross Profit and Gross Profit Percentage

	Year Ended December 31,
	2006	2005	$ Change	% Change

Gross profit
Applications	$59,820	$46,877	$12,943	28%
Consulting	5,121	4,056	1,065	26%

Total gross profit	$64,941	$50,933	$14,008	28%

	Year Ended December 31,
	2006	2005	% Change

Gross profit percentage
Applications	76%	74%	2%
Consulting	29%	27%	2%
Total gross profit percentage	67%	65%	2%

The increase in gross profit was a result of higher application and consulting revenues and of improved gross profit margin on those revenues for the year ended December 31, 2006. Gross profit margin on professional services increased as a result of improved utilization of our consulting group. Over time, we expect that our gross profit margin on services will trend back to the mid-twenties as rates of billability return to their historical norms. Gross profit margin on application revenue improved as a result of our ability to drive greater productivity from the headcount that supports this revenue stream. Employee-related costs grew by 10%, excluding the impact of adopting SFAS 123(R), whereas revenue grew 25%. However, in the near term, we do not foresee further improvement in the gross profit margin as we will see the full year impact of the build out of additional capacity in our data center operations completed in mid 2006.

Operating expenses

	Year Ended December 31,
	2006	2005	$ Change	% Change

Sales and marketing	$29,482	$22,544	$6,938	31%
Research and development	19,475	16,687	2,788	17%
General and administrative	21,113	10,725	10,388	97%
Restructuring costs and other charges	414	804	(390)	(49)%

Total operating expenses	$70,484	$50,760	$19,724	39%

Sales and Marketing.  In order to support our growth, we increased investment in sales and marketing related activities resulting in a $4.1 million increase in employee-related costs (including salary and commissions increases of $2.4 and $1.0 million for the impact of adopting SFAS 123(R)), a $1.7 million increase in marketing program costs and $1.1 million in travel expense and overhead expenses.

Research and Development.  The increase in research and development consisted primarily of a $2.0 million increase in employee related costs (including $0.7 million for the impact of adopting SFAS 123(R)) and a $0.8 million cost for overhead allocations.

General and Administrative.  General and administrative expenses increased due to an increase in employee-related costs of $6.8 million (including $2.3 million for the impact of adopting SFAS 123(R), $1.8 million increase in salaries, $1.8 million temporary help, $0.8 million increase in employee benefits and $0.1 million net in other employee related cost). In addition, we experienced an increase in accounting, legal and consulting fees associated with implementing Sarbanes Oxley Act controls, turnover in staff and relocation of our finance department from Quebec to California.

Restructuring charges.  During the year, ended December 31, 2006, restructuring and other charges were $0.4 million for the exit from our San Francisco facility, see Note 17 — Severance and Exit Costs. In the year ended December 31, 2005, we recorded a charge of $0.8 million associated with workforce reduction of $0.7 million and consolidation of excess facilities of $0.1 million. All of these amounts were paid in 2005.

Interest income and interest expense

	Year Ended December 31,
	2006	2005	$ Change	% Change

Interest income	$2,891	$873	$2,018	231%
Interest expense	(107)	(1,273)	1,166	(92)%
Fees for early extinguishment of debt	—	(2,264)	2,264	*

Total other income (expense), net	$2,784	$(2,664)	$5,448	205%

*	not meaningful

Interest Income.  The increase in interest income is primarily attributable to a higher cash balance throughout 2006 resulting from IPO proceeds received in October 2005.

Interest Expense.  The reduction in interest expense is attributable to a lower debt balance throughout 2006 compared to the prior year. In 2006, long-term debt consisted solely of capital lease obligations, whereas in the prior year, we had approximately $20.0 million of gross debt outstanding with Goldman Sachs Specialty Lending Group, including debt issuance costs, until the fourth quarter of 2005.

Provision for Income Taxes

	Year Ended December 31,
	2006	2005	$ Change	% Change

Provision (benefit) for income taxes	$(131)	$4	$(135)	3,375%

We recorded an income tax benefit of $(0.1) million in 2006 compared to an income tax provision of $4,000 in 2005. The benefit was generated from minimal taxes payable from non-U.S. operations, a reversal of approximately $(1.3) million of Canadian valuation allowances, and tax reserves of approximately $1.1 million associated with the ongoing examination by the Canadian Revenue Agency relating to our Canadian subsidiary and uncertainty around historical tax loss carryforwards benefited by our other international subsidiaries. At December 31, 2006, a full valuation allowance has been provided against our US and non Canadian deferred tax assets, as it was deemed more likely than not these assets would not be realized. If, based on the operating results of 2007 and our review of the realizability of our deferred tax assets, we were to conclude that some or all of our deferred tax asset valuation allowance was not required, this would likely have a material impact on our financial results in the form of reduced tax expense. However, there can be no assurance that we will achieve cumulative profitability during 2007 or that any reduction of our deferred tax asset reserves will actually occur next year.

Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenues and expenses between its subsidiaries, the underlying value of the assets of the business, the ownership of assets, and the application of available tax credits. To date, certain of the Company’s positions have been examined by the Canada Revenue Agency (“CRA”).

CRA Examination of Tax Year 1999.  With respect to our 1999 tax year, we have undergone an examination by CRA regarding the transfer of intellectual property to us from our Canadian subsidiary. In September 2006, we entered into a settlement agreement with CRA with respect to this examination. The terms of the settlement require us to make royalty payments to our Canadian subsidiary on certain revenues from outside of Canada for tax years 2000 through 2008. The royalty payments for the tax years 2000 through 2006 resulted in approximately CAD $2.6 million of additional income for our Canadian subsidiary. This additional income has been fully offset by net operating losses and carryforwards. Accordingly, in the year ended December 31, 2006, we have recognized deferred tax assets in an amount to offset this assessment. Based on expected revenues subject to the royalty payment obligation, we currently project royalty payments for tax years 2007 and 2008 to approximate CAD $4.0 million for our Canadian subsidiary, although the amount will vary depending on our financial performance. Accordingly, we have not adjusted our deferred tax assets for future utilization of net operating losses and carryforwards to account for this potential assessment because of the uncertainty around realization.

CRA Examination of Tax Years 2000 and 2001.  In April 2006, CRA proposed an additional increase to taxable income for our Canadian subsidiary of approximately CAD $5.3 million in respect of our 2000 and 2001 tax years, which consists of CAD $2.3 million relating to income and expense allocations and CAD $3.0 million relating to our treatment of Quebec investment tax credits. We disagree with these 2000 and 2001 proposed adjustments and intend to contest these matters through applicable CRA and judicial procedures, as appropriate. Accordingly, in the three month period ended December 31, 2006, we have recognized deferred tax assets in an amount determined to be both probable and estimable. In December 2006, we provided CRA with our settlement proposal with respect to the 2000 and 2001 tax years. We have not formerly received a response from CRA on our proposal.

CRA Examination Impact to Future Tax Years.  The CRA issue relating to the treatment of the Quebec investment tax credit in tax years 2000 and 2001 will have bearing on the tax treatment applied in subsequent periods that are not currently under examination. If the CRA renders an unfavorable opinion for tax years 2000 and 2001, such adjustments could have a material impact on tax years after 2001. We estimate the potential range of additional income subject to Canadian income tax for tax years 2000 through 2006 as a result of the Quebec investment tax credit to be between CAD $1.0 and $17.0 million, including CRA’s proposed assessment of CAD $3.0 million for the 2000 and 2001 tax years, as discussed above.

Availability of Deferred Tax Assets.  The CRA has indicated it will make an assessment and apply available deferred tax assets at the conclusion of the examinations described above. As of December 31, 2006, we have projected approximately CAD $1.5 million of available deferred tax assets to reduce income adjustments from the 1999 settlement for tax years 2007 and 2008, future operating income and any further settlement negotiations with CRA. In the event any of these amounts either individually or collectively exceed CAD $1.5 million, our Canadian subsidiary will not have sufficient net operating losses and carryforwards to offset the additional income and would incur a Canadian tax liability which could be material. As a result of these adjustments, we expect to pay taxes in Canada in 2007 in addition to any tax liability for prior periods. In addition, we may be subject to penalties and interest on any Canadian tax liability for the 2000 tax year and beyond. Any such penalties or interest cannot be reasonably estimated at this time.

If sufficient evidence becomes available allowing us to more accurately estimate a probable income tax liability for income adjustments from the 1999 settlement for tax years 2007 and 2008 and the CRA’s examination of our treatment of Quebec investment tax credits, we will apply net operating losses and carryforwards to the extent available and reserve against any remaining balances due by recording additional income tax expense in the period the liability becomes estimable. We are seeking United States tax treaty relief through the appropriate Competent Authority tribunals for the settlement entered into with CRA with respect to the CRA’s examination of the 1999 tax year, and we will seek United States tax treaty relief for all subsequent final settlements entered into with CRA.

Comparison of the Years Ended December 31, 2005 and 2004

Dollar amounts in tables are shown in thousands.

Revenue

	Year Ended December 31,
	2005	2004	$ Change	% Change

Application revenue	$63,296	$49,010	$14,286	29%
Consulting revenue	15,114	9,640	5,474	57%

Total revenue	$78,410	$58,650	$19,760	34%

The increase in application revenue was attributable to increased sales of our applications, including sales to new customers and additional sales to our current customers. The increase in consulting revenue was attributable to higher demand for services from new and existing customers. The prices of our solutions and services were relatively consistent throughout the years ended December 31, 2005 and 2004 and on a period-to-period comparative basis.

The geographic mix of total revenue in the year ended December 31, 2005, 88.1%, 7.1% and 4.8% in the United States, Canada and the rest of the world, respectively, as compared to 85.3%, 9.0% and 5.7%, respectively, in the year ended December 31, 2004.

Cost of Revenue

	Year Ended December 31,
	2005	2004	$ Change	% Change

Application	$16,419	$14,627	$1,792	12%
Consulting	11,058	8,276	2,782	34%

Total cost of revenue	$27,477	$22,903	$4,574	20%

The cost of application revenue increase was primarily attributable to a $0.5 million increase in employee-related costs and a $1.3 million increase in our infrastructure costs relating to hardware, software and third-party fees for our hosting facilities.

The cost of consulting revenue increase was primarily attributable to a $1.5 million increase in employee-related costs in our consulting group resulting from an increase in headcount, a reduction of $0.4 million in consulting costs cross charged to product development, an increase of $0.4 million in billable expenses, an increase of $0.2 million for travel expenses and an increase of $0.2 million for overheads required to support the increased staff, all as compared to the prior year period.

Gross Profit

	Year Ended December 31,
	2005	2004	$ Change	% Change

Gross profit
Applications	$46,877	$34,383	$12,494	36%
Consulting	4,056	1,364	2,692	197%

Total gross profit	$50,933	$35,747	$15,186	42%

	Year Ended December 31,
	2005	2004	% Change

Gross profit percentage
Applications	74%	70%	4%
Consulting	27%	14%	13%
Total gross profit percentage	65%	61%	4%

Eighty-two percent of the increase in gross profit was attributable to the increase in gross profit on application revenue with the remaining 18% attributable to the increase in gross profit on consulting revenue. The increase in gross profit was a result of higher application and consulting revenues and of improved gross profit margin on those revenues for the year ended December 31, 2005. Gross profit margin on professional services increased as a result of improved utilization of our consulting group. Gross profit margin on application revenue improved as a result of reduced incremental costs associated with revenue growth.

Operating expenses

	Years Ended December 31,
	2005	2004	$ Change	% Change

Sales and marketing	$22,544	$18,153	$4,391	24%
Research and development	16,687	15,932	755	5%
General and administrative	10,725	7,096	3,629	51%
Restructuring costs and other charges	804	—	804	*

Total operating expenses	$50,760	$41,181	$9,579	23%

*	not meaningful

Sales and Marketing.  In order to support our growth, we increased investment in sales and marketing related activities resulting in a $3.2 million increase in employee-related costs (including $0.6 million in costs attributable to the transfer of account management responsibilities associated with our application services to sales and marketing from cost of revenues), and a $1.1 million increase in marketing program costs.

Research and Development.  The increase in research and development consisted primarily of a $0.6 million increase in employee related costs and $0.2 million cost for overhead allocations. The increase in expenses was also impacted by the U.S. dollar weakening against the Canadian dollar by approximately 7% during 2005 as compared to the prior year, since most of our research and development employees are located in Canada. As a percentage of total revenue, research and development costs declined as a result of a lower growth rate for these expenses relative to revenue growth, all measured in dollars.

General and Administrative.  The increase in general and administrative was mainly due to an increase in employee-related costs of $2.5 million which included severance and $0.4 million in expense related to warrants granted to an executive search firm following the hiring of our new president and chief executive officer. In addition, we experienced an increase in accounting, legal and consulting fees associated with operating as a public company of $0.5 million and an increase in travel and entertainment expense of $0.2 million. Foreign currency loss was $0.4 million in the year ended December 31, 2005 compared to income of $0.1 million in the year ended December 31, 2004. The loss in 2005 is primarily due to the revaluation and subsequent realization upon settlement of a higher significant intercompany balance between our Canadian subsidiary and the U.S. parent. This balance was affected by devaluation of the U.S. dollar against the Canadian dollar by 7% for the year ended December 31, 2005.

Restructuring charges.  During the year ended December 31, 2005, management approved restructuring plans to align our cost structure with market conditions and to create a more efficient organization. In connection with these plans, we recorded a charge of $0.8 million during the year ended December 31, 2005. This charge included costs associated with workforce reduction of $0.7 million and consolidation of excess facilities of $0.1 million. All of these amounts were paid in 2005. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon actual events and circumstances at the time. Workforce reduction charges include the cost of severance and related benefits of employees affected by the restructuring activities. Excess facility costs represent lease termination payments, net of expected sublease revenue, and other costs related to the closure of certain corporate facilities and sales offices. Certain leasehold improvements located at the closed facilities and computer equipment and software licenses were determined to be impaired as a result of the restructuring activities and were written down to estimated recoverable value, net of estimated disposal costs. Changes in the restructuring reserve are as follows:

Severance and benefits.  During the year ended December 31, 2005, we recorded charges of approximately $0.7 million related to severance benefits to terminated employees in North America. During the year ended December 31, 2005, we terminated approximately 35 employees in these regions.

Excess facilities/asset impairments.  During the year ended December 31, 2005, we recorded charges of approximately $68,000 related to the consolidation of two corporate facilities. The estimated cost to exit the facilities is based on remaining lease commitment payments, net of expected sublease income. The charge may be adjusted in future periods if further consolidations are required or if sublease income is different from our estimate.

Interest income and interest expense

	Year Ended December 31,
	2005	2004	$ Change	% Change

Interest income	$873	$101	$772	764%
Interest expense	(1,273)	(404)	(869)	215%
Fees for early extinguishment of debt	(2,264)	—	(2,264)	*

Total other income (expense), net	$(2,664)	$(303)	$(2,361)	779%

*	not meaningful

Interest Income.  Interest income consisted of interest received on deposits of cash and investments with financial institutions. The increase in interest income in 2005 is primarily attributable to interest on the net proceeds from the closing of our initial public offering which closed October 4, 2005.

Interest Expense The increase in interest expense for the year ended December 31, 2005 is related to the $1.6 million in prepayment penalties and $0.7 million in the write-off of unamortized deferred financing costs on our term loan with Goldman Sachs, as discussed in Liquidity and Capital Resources below. The balance of the increase is related to the interest on the $20.0 million term loan with Goldman which closed on April 25, 2005 and was repaid October 5, 2005.

Provision (benefit) for Income Taxes

	Year Ended December 31,
	2005	2004	$ Change	% Change

Provision (benefit) for income taxes	$4	$(11)	$15	*

*	not meaningful

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

Liquidity and Capital Resources

From inception through December 31, 2006, we have incurred aggregate net losses of $42.5 million. Until the year ended December 31, 2006, we funded these losses primarily through proceeds raised from the sale of our capital stock and from debt financing activities. In 2006, we had positive net operating cash flow of $9.3 million.

Our principal sources of liquidity are cash and cash equivalents totaling $58.8 million, accounts receivable of $26.0 million, investment credits receivable of $4.4 million and operating cash flows of $9.3 million. In addition, we have $1.2 million in restricted cash that is a security deposit for our outstanding debt, $0.8 million related to escrow funds and $1.7 million related to deposits incorrectly received from a customer of our Taleo Contingent product that were returned on January 4, 2007.

We believe that our liquidity and capital resources are sufficient to fund our operations beyond the next twelve months. However, given our history of losses, we may be required to raise additional equity or debt financing if we are not able to achieve and sustain profitability.

	Year Ended December 31,
	2006	2005	$ Change	% Change

Cash provided by (used in) by operating activities	$9,262	$(875)	$10,137	1,159%
Cash used in investing activities	(12,059)	(8,457)	(3,602)	43%
Cash provided by financing activities	2,388	63,041	(60,653)	(96)%

	Year Ended December 31,
	2005	2004	$ Change	% Change

Cash used in provided by operating activities	$(875)	$(8,538)	$7,663	90%
Cash used in investing activities	(8,457)	(3,577)	(4,880)	(136)%
Cash provided by (used in) financing activities	63,041	(194)	63,235	*

*	not meaningful

Net Cash Provided by/Used in Operating Activities

Net cash provided by operating activities of $9.3 million in the year ended December 31, 2006, compares to net cash used in operating activities of $1.0 million in the year ended December 31, 2005. The increase in cash provided by operating activities includes a $1.1 million increase related to a one-time tenant inducement that we received from the landlord of our Dublin California facilities upon completion of certain tenant improvements.

In addition, our stock-based compensation expense was $4.5 million for the year ended December 31, 2006 compared to $385 for the year ended December 31, 2005. We do expect to continue to incur stock based compensation expense. Additionally, the increase in accounts payable and accrued liabilities, of $5.8 million for 2006, resulted from slower than normal payments to vendors and an increase in accruals related to employee related benefits and accruals for professional fees.

A significant item impacting our net cash provided by/used in operating activities is accounts receivable, net of allowances, which increased by $11.1 million in 2006. Our accounts receivable balance fluctuates from period to period, depending on the timing of sales and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 90 days at December 31, 2006, compared to 66 days at December 31, 2005. The increase was primarily attributable to slower than normal collections. DSO was 91 days at December 31, 2004. The decrease in DSO from December 31, 2005 as compared to December 31, 2004 reflects the impact of our collection efforts resulting in higher cash collections in 2005.

Another significant item in determining our net cash provided by/used in operating activities is our deferred revenue. We record deferred revenue in connection with the invoicing related to the sale of our applications. Our total deferred revenue increased in 2006 by $7.6 million as a result of customers paying the Company cash prior to receiving services from the Company. Deferred revenue decreased in 2005 as compared to 2004 as a result of a delay in billing activities until after December 31, 2005, which delayed our ability to recognize deferred revenue related to certain invoices until January 2006. Included in net cash used in operating activities in fiscal 2004 was $6.7 million paid by customers in advance of receiving services from the Company. These payments increased our liquidity and reduced our need for external funding.

We participate in a special government program in Quebec that provides investment credits based upon qualifying research and development expenditures including capital equipment purchases. We have participated in the program for six years, and we expect that we will continue to be eligible to earn these investment credits through September 2008 when the program is scheduled to end. Investment credit receivables under this program decreased by $0.6 million due to an increase in collections from the prior year. In 2005, Investment credit receivable balance increased to $4.9 million in 2005 from $2.8 million in 2004. This increase was a result of the timing of receipts from the government of Quebec.

Cash provided by, or used in, operating activities is driven by sales of our applications. The timing of our billings and collections relating to the sales of our applications and consulting services is a significant component of our cash flows from operations, as are the level of the deferred revenue on these sales. Additionally, cash from operations will continue to be affected significantly by stock based compensation expense, and depreciation and amortization of fixed assets and intangibles.

Net Cash Used in Investing Activities

Net cash used in investing activities increased to $12.1 million in 2006 primarily due to capital expenditures related to our data center, relocation of our corporate offices and implementation of a new general accounting system.

The increase in net cash used for investing in 2005 was primarily comprised of an increase of $1.4 million in restricted cash as a result of our financing activities and $3.9 million net cash used for the acquisition of Recruitforce. These were offset by a decline of $0.2 million in capital expenditures versus the prior year.

We expect to incur capital expenditures in 2007 of approximately $2.0 million and anticipate that these expenditures will be paid using existing working capital.

Net Cash Provided by/ Used in Financing Activities

In 2006, net cash provided by financing activities was $2.4 million and this is primarily the result of $3.0 million in proceeds received from the exercise of stock options, warrant and contributions to the Employee Stock Purchase plan, offset by $0.6 million of payments related to capital lease obligations. Net cash provided by financing activities is less than in the year ended December 31, 2005 due to the timing of our IPO in the fourth quarter of 2005 and the $68.2 million of net proceeds received.

Net cash provided by financing activities was $63.0 million in the year ended December 31, 2005, compared to net cash used in financing activities of $0.2 million in the year ended December 31, 2004. The change resulted mainly from the $68.2 million of net proceeds from the initial public offering of our common stock completed in October 2005, net of amounts received and subsequently repaid to Goldman Sachs and to National Bank of Canada.

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

On October 4, 2005, we completed our initial public offering of 6,700,000 shares of common stock at a price of $14.00 per share. We sold 5,360,000 shares in the offering. Certain selling stockholders of the Company sold the remaining 1,340,000 shares in the offering. Upon the closing of the offering, we received net proceeds, after deducting underwriting discounts and commissions and other offering costs, of $65.9 million. Simultaneous with the completion of the IPO, 69,877,241 outstanding shares of preferred stock, outstanding as of September 30, 2005, plus 4,136,489 shares issuable under antidilution provisions converted into 12,335,598 shares of Class A Common Stock as a result of the IPO. In addition, the holders of 17,879,362 Class A preferred exchangeable shares of 9090-5415 Quebec, Inc. and of 6,350,400 Class B preferred exchangeable shares of 9090-5415 Quebec Inc. may elect, or the Company may require them to exchange their exchangeable shares for 4,038,287 shares of Class A Common Stock at any time. No such shares were exchanged during 2005. Also upon completion of the IPO, the Company issued 841,124 shares of Class A common stock in lieu of payment of accrued dividends on our outstanding preferred stock based on the initial public offering price of $14.00 share. The amount paid in cash for accrued dividends was $222,556.

On October 5, 2005, following completion of its initial public offering and pursuant to the terms of the Company’s credit agreement with Goldman Sachs, the Company made cash payments for outstanding principal and prepayment fees in the amount of $20.6 million. We had no further borrowing capabilities with Goldman Sachs as of December 31, 2005.

We had $0.4 million outstanding as of December 31, 2006 under capital leases from other unrelated third parties. These are subject to interest rates ranging from 6.00% to 15.89% and mature at varying dates through 2008.

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

Contractual Obligations

We generally do not enter into long-term minimum purchase commitments. Our principal commitments, which are not included in our debt agreements discussed above, consist of obligations under leases for office space, operating leases for computer equipment and to a lesser extent for third-party facilities that host our applications. The following table summarizes our commitments to settle contractual obligations in cash under operating leases and other purchase obligations, as of December 31, 2006:

Contractual obligations (in thousands)

		Less Than			More Than
	Total	1 Year	1-2 Years	3-5 Years	5 Years

Capital lease obligations	$398	$381	$17	$—	$—
Interest payments	8	8	—	—	—
Facility leases(1)	8,101	2,329	2,437	2,879	456
Operating equipment leases	4,106	3,047	1,051	8	—
Third party hosting facilities	1,449	916	533	—	—
Other contracts	186	172	14	—	—

Total contractual cash obligations	$14,248	$6,853	$4,052	$2,887	$456

(1)	Includes amounts associated with former headquarters facilities lease as described in ITEM 2 — PROPERTIES.

Legal expenditures could also affect our liquidity. We are regularly subject to legal proceedings and claims that arise in the ordinary course of business, see Note 13 — Commitments and Contingencies in our Notes to Consolidated Financial Statements. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results and cash flows.

We believe our existing cash and cash equivalents and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next year. However, given our history of losses, we may be required to raise additional equity or debt financing if we are not able to achieve and sustain profitability. Additionally, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new applications and enhancements to existing applications, and the continuing market acceptance of our applications. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. In the year ended December 31, 2006, 5.9% and 3.0%, respectively, of our revenue, was denominated in Canadian dollars and currencies other than the U.S. or Canadian dollar. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our research and development operations that are maintained in Canada, with a small portion of expenses incurred outside of North America where our other international sales offices are located. We maintained $0.1 million of debt related to capital leases denominated in Canadian dollars as of December 31, 2006. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, British pound sterling, Euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the year ended December 31, 2006, the U.S. dollar weakened by approximately 7% against the Canadian dollar on an average basis compared to the same period in the prior year. This change in value decreased our earnings by $1.4 million which was comprised of increased revenue of $0.4 million, offset by $0.6 million of additional cost of sales and $1.2 million of incremental operating expenses. If the U.S. dollar continues to weaken compared to the Canadian dollar, our operating results may suffer. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $58.8 million at December 31, 2006. This compares to $59.3 million at December 31, 2005. These amounts were held primarily in cash or money market funds. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Taleo Corporation
Dublin, California

We have audited the accompanying consolidated balance sheets of Taleo Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Taleo Corporation
Dublin, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Taleo Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective January 1, 2006.

/s/ Deloitte & Touche LLP

San Jose, California
March 16, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Taleo is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Taleo;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Taleo are being made only in accordance with authorizations of management and directors of Taleo; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Taleo’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may change over time.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment of internal controls over financial reporting, management has concluded that, as of December 31, 2006 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears on page 52.

/s/ Michael Gregoire Michael Gregoire President and Chief Executive Officer	/s/ Katy Murray Katy Murray Chief Financial Officer

March 16, 2007	March 16, 2007

TALEO CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$58,785	$59,346
Restricted cash	2,722	1,110
Accounts receivable, less allowance for doubtful accounts of $585 and $350 at December 31, 2006 and 2005, respectively	25,952	15,026
Prepaid expenses and other current assets	3,657	3,010
Investment credit receivable	4,395	4,944

Total current assets	95,511	83,436

Property and equipment, net	12,928	7,129
Restricted cash	1,048	936
Other assets	1,448	283
Goodwill	6,028	5,947
Other intangibles, net	457	1,289

Total assets	$117,420	$99,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,708	$13,063
Contingent shares issuable	—	81
Customer deposits	80	342
Deferred revenue	18,547	10,870
Capital lease obligation, short-term	381	583

Total current liabilities	37,716	24,939

Non-current liabilities:
Customer deposits and long-term deferred revenue	360	114
Other liabilities	1,101	155
Capital lease obligation, long-term	17	399
Commitments and contingencies (Note 13)
Class B redeemable common stock, $0.00001 par value, 24,229,762 shares authorized; 1,873,811 and 4,038,287 shares outstanding at December 31, 2006 and December 31, 2005, respectively	—	—

Total liabilities	39,194	25,607

Exchangeable share obligation	796	1,715

Stockholders’ equity:
Class A common stock; par value, $0.00001 per share; 250,000,000 shares authorized; 22,253,127 and 18,755,071 shares outstanding at December 31, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	133,610	124,947
Accumulated deficit	(56,329)	(53,701)
Deferred compensation	—	(21)
Treasury stock, at cost, 14,413 and 0 shares outstanding at December 31, 2006 and December 31, 2005, respectively	(158)
Accumulated other comprehensive income	307	473

Total stockholders’ equity	77,430	71,698

Total liabilities and stockholders’ equity	$117,420	$99,020

See accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenue:
Application	$79,137	$63,296	$49,010
Consulting	17,906	15,114	9,640

Total revenue	97,043	78,410	58,650

Cost of revenue:
Application	19,317	16,419	14,627
Consulting	12,785	11,058	8,276

Total cost of revenue	32,102	27,477	22,903

Gross profit	64,941	50,933	35,747

Operating expenses:
Sales and marketing	29,482	22,544	18,153
Research and development	19,475	16,687	15,932
General and administrative	21,113	10,725	7,096
Restructuring costs and other charges	414	804	—

Total operating expenses	70,484	50,760	41,181

Operating income (loss)	(5,543)	173	(5,434)

Other income (expense):
Interest income	2,891	873	101
Interest expense	(107)	(1,273)	(404)
Fees for early extinguishment of debt	—	(2,264)	—

Total other income (expense), net	2,784	(2,664)	(303)

Net loss before provision for income taxes	(2,759)	(2,491)	(5,737)
Provision (benefit) for income taxes	(131)	4	(11)

Net loss	(2,628)	(2,495)	(5,726)
Accretion of dividends and issuance costs on preferred stock	—	(2,984)	(3,299)

Net loss attributable to Class A common stockholders	$(2,628)	$(5,479)	$(9,025)

Net loss attributable to Class A common stockholders per share — basic and diluted	$(0.13)	$(1.19)	$(161.16)

Weighted-average Class A Common Shares:
Basic and diluted	20,031	4,619	56

See accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005, and 2004

	Common Stock		Additional				Other	Total	Comprehensive
		Par	Paid-In-	Treasury	Deferred	Accumm	Income	Stockholder’s	(Loss)
	Shares	Value	Capital	Stock	Comp	Deficit	(Loss)	Equity	Income
	(In thousands, except share data)

Balances, December 31, 2003	35,907	—	$4,671	$—	$(283)	$(39,197)	$382	$(34,427)	$(819)

Employee stock options exercised	30,120	—	107	—	—	—	—	107	—
Cashless exercise of warrants	1,388	—	—	—	—	—	—	—	—
Warrants issued for professional services	—	—	93	—	—	—	—	93	—
Modification of warrants in connection with litigation	—	—	217	—	—	—	—	217	—
Forfeiture of Series D Preferred Stock Options	—	—	(49)	—	55	—	—	6	—
Amortization of deferred compensation	—	—	—	—	191	—	—	191	—
Accrued dividend on Series C and Series D Preferred Stock	—	—	—	—	—	(3,007)	—	(3,007)	—
Accrual of issuance costs of Series C Preferred Stock	—	—	—	—	—	(292)	—	(292)	—
Net loss		—	—	—	—	(5,726)		(5,726)	$(5,726)
Foreign currency translation adjustments	—	—	—	—	—	—	(158)	(158)	(158)

Balances, December 31, 2004	67,415	—	5,039	—	(37)	(48,222)	224	(42,996)	$(5,884)

Employee stock options exercised	148,351	—	490	—	—	—	—	490	—
Warrants exercised	2,584	—	8	—	—	—	—	8	—
Conversion of preferred shares into common shares at initial public offering	12,335,597	—	41,399	—	—	—	—	41,399	—
Issuance of common shares in lieu of cash payment of accreted dividends on preferred shares at initial public offering	841,124	—	11,776	—	—	—	—	11,776	—
Initial public offering (net of costs)	5,360,000	—	65,881	—	—	—	—	65,881	—
Stock based compensation	—	—	372	—	—	—	—	372	—
Forfeiture of Series D Preferred Stock options and contingent shares issuable as acquisition consideration	—	—	(18)	—	3	—	—	(15)	—
Amortization of deferred compensation	—	—	—	—	13	—	—	13	—
Accrued dividend on Series C and Series D Preferred Stock	—	—	—	—	—	(2,412)	—	(2,412)	—
Accrual of issuance costs of Series C Preferred Stock	—	—	—	—	—	(572)	—	(572)	—
Net loss	—	—	—	—	—	(2,495)	—	(2,495)	$(2,495)
Foreign currency translation adjustments		—	—	—	—	—	249	249	249

Balances, December 31, 2005	18,755,071	—	124,947	—	(21)	(53,701)	473	71,698	$(2,246)

Employee stock options exercised	917,918	—	2,355					2,355
Issuance of ESPP shares	64,513	—	616	—	—	—	—	616	—
Warrants exercised	53,801	—	1	—	—	—	—	1	—
Shares issued to former stockholders of White Amber	30,753	—	162	—	—	—	—	162	—
Class B Common stock exchanged for Class A Common Stock	2,164,476		961					961
Shares acquired from payroll tax payments	(14,413)	—	—	(158)	—	—	—	(158)	—
Restricted shares reacquired or forfeited	(9,063)	—	—	—	—	—	—	—	—
Issuance of Restricted shares	290,071	—	82	—	—	—	—	82	—
Reversal of deferred compensation due to adoption of SFAS 123(R)	—	—	(21)	—	21	—	—	—	—
IPO related cost	—	—	3	—	—	—	—	3	—
Stock based compensation	—	—	4,504	—	—	—	—	4,504	—
Net loss	—	—	—	—	—	(2,628)	—	(2,628)	$(2,628)
Foreign currency translation adjustments	—	—	—	—	—	—	(166)	(166)	(166)

Balances, December 31, 2006	22,253,127	—	$133,610	$(158)	$—	$(56,329)	$307	$77,430	$(2,794)

TALEO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net loss	$(2,628)	$(2,495)	$(5,726)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,789	4,853	4,388
Loss on disposal of fixed assets	390	190	97
Tenant inducement from landlord	1,063	(97)	—
Amortization of tenant inducements	(266)	—	—
Stock-based compensation expense	4,504	385	501
Director fees settled with stock	82	—	—
Bad debt expense	254	225	100
Adjustment to goodwill	—	—	73
Amortization and write-off of deferred financing fees	—	822	—
Changes in working capital accounts:
Interest earned on restricted cash	2	43	—
Accounts receivable	(11,134)	(211)	(6,417)
Prepaid expenses and other assets	(1,793)	(1,480)	(381)
Investment credit receivable	563	(2,147)	(452)
Accounts payable and accrued liabilities	5,808	1,642	(7,394)
Deferred revenues and customer deposits	7,628	(2,605)	6,673

Net cash provided (used in) by operating activities	9,262	(875)	(8,538)

Cash flows from investing activities:
Acquisition of property and equipment	(10,335)	(3,222)	(3,382)
Restricted cash — decrease (increase)	(1,724)	(1,382)	(195)
Acquisition of business, net of cash acquired	—	(3,853)	—

Net cash used in investing activities	(12,059)	(8,457)	(3,577)

Cash flows from financing activities:
Proceeds from long-term debt	—	20,230	7,575
Principal payments of long-term debt	—	(24,298)	(5,542)
Principal payments on capital lease obligations	(583)	(535)	(331)
Debt issuance costs	—	(822)	—
Offering costs	—	—	(2,003)
Proceeds from stock options, ESPP Shares and warrants exercised	2,971	498	107
Proceeds from initial public offering of common stock, net of offering costs	—	68,191	—
Dividends paid on preferred stock (Note 9 — Preferred Stock)	—	(223)	—

Net cash provided by (used in) financing activities	2,388	63,041	(194)

Effect of exchange rate changes on cash and cash equivalents	(152)	(136)	(112)

Increase (decrease) in cash and cash equivalents	(561)	53,573	(12,421)
Cash and cash equivalents:
Beginning of year	59,346	5,773	18,194

End of year	$58,785	$59,346	$5,773

Supplemental cash flow disclosures:
Cash paid for interest	$41	$1,027	$303

Cash paid for loan prepayment penalties	$—	$1,570	$—

Cash paid for income taxes	$—	$—	$76

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment acquired under capital lease	$—	$27	$996
Property and equipment purchases included in accounts payable and accrued liabilities	$586	$836	$—
Accrual of dividends on Series C and Series D Preferred Stock	$—	$2,189	$3,007
Amortization of issuance costs on Series C Preferred Stock	$—	$572	$292
Conversion of preferred shares into common shares at initial public offering	$—	$41,399	$—
Issuance of common shares in lieu of cash payment of accrued dividends on preferred shares at initial public offering	$—	$11,776	$—
Offering costs included in accounts payable	$—	$308	$—
Contingent shares issuable	$(81)	$81	$—
Contingent shares issued	$162	$—	$—
Class B common stock exchanged for Class A common stock	$961	$—	$—
Treasury stock acquired to settle payroll taxes	$158	$—	$—

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

Nature of Business — Taleo Corporation and its subsidiaries (the “Company”) provides on demand talent management solutions that enable organizations of all sizes to establish, automate and manage their worldwide staffing processes for professional, hourly and temporary staff. The Company’s software applications are offered to customers primarily on a subscription basis.

The Company was incorporated under the laws of the state of Delaware in May 1999 as Recruitsoft, Inc. and changed its name to Taleo Corporation in March 2004. The Company has principal offices in Dublin, California and Quebec City, Quebec and conducts its business worldwide, with wholly owned subsidiaries in Canada, France, the Netherlands, the United Kingdom, Singapore, and Australia. The subsidiary in Canada performs the primary product development activities for the Company, and the other foreign subsidiaries are generally engaged in providing sales, account management and support activities.

Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Taleo Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. We have reclassified foreign exchange transaction adjustments of $0.4 million in 2005 and $(0.1) million in 2004 from other income (expense), net to general and administrative. Such reclassifications did not affect total revenues or net loss.

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

Recent Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt FIN 48 as of January 1, 2007, as required. Differences between the amounts recognized in the balance sheet prior to adoption and the amounts recognized in the balance sheet after adoption will be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires company management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Items subject to the use of estimates include revenue, product development costs, bad debt expense, certain accrued liabilities, amortization of acquired intangibles, stock-based compensation and income tax expense.

Revenue Recognition — The Company generates revenue by providing its solutions to meet professional, hourly and temporary staffing needs. The Company derives its professional and hourly revenue primarily from hosting, application fees, and maintenance fees, which fees are collectively reflected as application revenue, and secondarily from professional implementation and consulting services, which are reflected as consulting revenue. The Company typically enters into multiple-element arrangements that include hosting, application and implementation or consulting services. The Company allocates the arrangement fee to the elements based upon the fair value of those elements. The fair value of the elements is typically determined by the price of the deliverable when it is sold on a standalone basis. Revenues for each of these elements, whether contracted directly with the end-user customer, or in certain cases through the Company’s partners, are recognized when persuasive evidence of an arrangement exists, delivery of the service has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

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

Taleo Contingent revenue (revenue generated from the acquisition of White Amber, Inc, see Note 3 — Business Combinations) is generated in the temporary or contingent staffing market. This revenue is recognized based upon a fixed, contracted percentage of the dollar amount invoiced for contingent labor through the use of one of the Company’s applications and is recorded on a net basis under the provisions of Emerging Issues Task Force (“EITF”), No. 99-19 “Reporting Revenue Gross as Principal Versus Net as Agent” as the Company is not the primary obligor under the arrangements, the percentage earned by the Company is typically fixed, and the Company does not retain credit risk.

Consulting services represent a separate earnings process and are recognized as services are performed. Consulting services generally include business process reengineering, change management, application configuration, and education and training services. Consulting engagements are typically billed on a time and materials basis. Certain of the Company’s consulting and implementation engagements are priced on a fixed-fee basis. Revenue recognized under fixed-fee arrangements is recognized proportionally to the performance of the services utilizing milestones if present in the arrangement or hours incurred relative to hours projected if milestones are not present. However, the revenue recognized under the fixed fee arrangements is limited to the contractual amount that the Company would be able to recover should there be a cancellation by the customer.

The Company does not license its software with a right of return and typically does not license its software or provide hosting services with conditions of acceptance. If an arrangement does contain conditions of acceptance, recognition of the revenue is deferred until the acceptance criteria are met or the period of acceptance has passed.

Deferred Revenue — Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s solutions described above and is recognized as the revenue recognition

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

criteria are met. The Company generally invoices its customers in quarterly or annual installments. Accordingly, the deferred revenue balance does not typically represent the total contract value of annual or multi-year, noncancelable subscription agreements.

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

Goodwill and Other Intangible Assets — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company conducts a test for the impairment of goodwill on at least an annual basis. October 1 has been adopted as the date of the annual impairment test and the Company performed its first impairment test on October 1, 2004. The impairment test compares the fair value of reporting units to their carrying amount, including goodwill, to assess whether impairment is present. Based on the most recent impairment test conducted on October 1, 2006, the Company has concluded that there was no impairment of goodwill as of that date. The Company will assess the impairment of goodwill annually on October 1 or sooner if other indicators of impairment arise.

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

The Company is subject to income taxes in both the United States and foreign jurisdictions and uses estimates in determining its provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are recorded on the balance sheet. The Company’s deferred tax assets consist primarily of net operating loss carry forwards. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. At September 30, 2006, the Company reversed its valuation allowance by approximately $1.1 million due to the utilization of net operating losses against earnings in Canada and during the fourth quarter in 2006, reversed the remaining valuation allowance of $0.2 million in Canada, since it was deemed more likely than not that these assets would be realized. The Company continues to maintain a full valuation allowance on its deferred tax assets associated with U.S. and other foreign operations. A portion of the remaining valuation allowance pertains to deferred tax assets established in connection with prior acquisitions, and to the extent that this portion of the valuation allowance is reversed in the future, goodwill will be adjusted. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company’s determinations include many decisions based on its knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third-parties. The calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures. Such estimates are subject to change.

Taleo Contingent Accounts Receivable and Staffing Suppliers Payable — The staffing supplier companies that use Taleo Contingent to provide services to the Company’s customers do so under agreements whereby the Company is not obligated to pay the staffing suppliers unless payment is received by the Company from its customer. Customers of the Company remit the full amount of the invoice for contingent labor to the Company. The Company, after deducting its service fee, then remits payment to the staffing supplier. Receivables under such agreements totaled $0.4 million as of December 31, 2006 and 2005, respectively.

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

	2006	2005	2004
	(In thousands)

Balance at January 1	$350	$150	$50
Provision charged to expense	254	225	100
Write-offs charged against allowance	(19)	(25)	—

Balance at December 31	$585	$350	$150

Cash and Cash Equivalents — The Company defines cash and cash equivalents as cash and highly liquid investments with maturity of three months or less when purchased.

Restricted Cash — The Company’s restricted cash balance of $3.8 million at December 31, 2006 consists of three certificates of deposit in the amounts of $0.1 million, $0.1 million, and $16,000 plus interest, three highly liquid investment accounts for $1.1 million, $0.8 million, and $7,000 and $1.7 million which related to deposits received from a customer of our Managed Service Provider product which were returned on January 4, 2007. The three certificates of deposit collateralize two letters of credit issued to the Company’s landlords as security deposits. The certificates of deposit bear interest at rates ranging from 2.25% to 4.65% and renew annually on July 4th, March 26th, and March 1st. Balances in the investment accounts have been designated for payment to the former stockholders of Recruitforce.com Inc., and are disbursed in accordance with the terms of the purchase agreement. Interest earned on these accounts is payable to the former stockholders of Recruitforce.com, Inc., see Note 3 — Business Combinations.

Concentration of Credit and Market Risk — Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable and debt. The Company maintains substantially all of its cash in financial institutions that are believed to have good credit ratings and represent minimal risk of loss of principal. The Company grants credit to customers in the ordinary course of business and provides a reserve when necessary for potential credit losses. The Company is not exposed to any material credit concentration risk. A portion of the Company’s revenues and expenses are generated in Canadian dollars as well as

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other foreign currencies and, as a result, the Company is exposed to market risks from changes in foreign currency exchange rates. Certain debt of the Company is denominated in Canadian dollars for which the Company is exposed to market risk.

Fair Value of Financial Instruments — The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of capital lease obligations approximates fair value.

Foreign Currency Translation — The U.S. dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates. Application revenues from service contracts are translated into U.S. dollars at the exchange rate in effect at the billing dates when revenue is deferred. Other income and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated comprehensive income. Gains or losses, whether realized or unrealized, due to transactions in foreign currencies are reflected in the consolidated statements of operations under the line item general and administrative expense. Amounts included in the statements of operations for exchange (losses) and gains were $(0.2), $(0.4), and $0.1 million in 2006, 2005 and 2004, respectively.

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

Investment Credits — The Company participates in a special government program in Quebec that provides investment credits based upon qualifying research and development expenditures including capital equipment purchases. The Company has participated in the program for six years, and management expects that the Company will continue to be eligible to earn these investment credits through September 2008 when the program is scheduled to end. The credits are estimated and recognized when the expenditures are made. The credits earned are reported as a reduction of related research and development expense, or as a deferred cost of the acquired capital equipment, in the year incurred. During the years ended December 31, 2006, 2005, and 2004, approximately $2.2 million, $2.1 million and $2.4 million, respectively, have been recorded as a reduction of research and development expenses. There were no reimbursements associated with capital equipment purchases for the years ended December 31, 2006, 2005, and 2004.

Advertising Expense — The cost of advertising is expensed as incurred. Advertising costs were approximately $0.6 million, $0.5 million, and $0.1 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Product and Software Development Costs — The Company accounts for software development costs under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Therefore, the Company capitalizes certain software development costs after technological feasibility of the product has been established. Such costs have been insignificant to date, and accordingly, no costs were capitalized in 2006, 2005 or 2004.

Stock-Based Compensation — Prior to January 1, 2006, the Company accounted for our share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. We generally recorded no employee compensation expense for options granted prior to January 1, 2006 as options granted generally had exercise prices equal to the fair market value of our common stock on the date of grant. In accordance with SFAS No. 123, we disclosed our net loss per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive awards.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes expense associated with the fair value of all awards granted on and after January 1, 2006, and expense for the unvested portion of previously granted awards outstanding on January 1, 2006. Results for prior periods have not been restated.

Comprehensive Income (Loss) — Comprehensive income (loss) includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive income or loss are the cumulative translation adjustments related to the net assets of the operations of the Company’s foreign subsidiaries. These adjustments are accumulated within the consolidated statements of stockholders’ equity under the caption “Accumulated other comprehensive (loss) income.” Comprehensive loss for the years ended December 31, 2006, 2005, and 2004, was approximately $2.8 million, $2.2 million and $5.9 million, respectively.

3.	Business Combinations

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

The Company acquired 100% of the outstanding stock of Recruitforce for approximately $3.9 million in cash, including acquisition related costs. The payment terms for the acquisition were $1.0 million at the date of acquisition with the balance paid 90 days after that date, subject to customary escrow provisions. As a result of the acquisition and the allocation of the purchase price, intangible assets of approximately $3.8 million were recorded as identified in the table below. Goodwill of $3.1 million relates to product synergies and value associated with being able to leverage the sales capability of the Company’s sales team to (i) market the acquired product lines and (ii) target the Recruitforce market segment. During the year ended December 31, 2006, the Company did not record any in-process research and development charges in connection with the acquisition.

The following table summarizes the fair values of the Recruitforce assets acquired and the liabilities assumed at the date of acquisition:

Description	Amount	Assigned Life
	(In thousands)

Goodwill	$3,051	—
Existing technology	623	5 years
Customer relationships	93	5 years

	3,767
Cash acquired	51
Other assets	222
Liabilities assumed	(136)

Total purchase price	$3,904

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The excess of the purchase price over the fair value of the identifiable net assets acquired of approximately $3.1 million was allocated to goodwill. The amount paid for goodwill is not deductible for tax purposes.

The Company has not presented pro forma financial statements for this acquisition, as the pre-acquisition operations of Recruitforce were immaterial. Concurrent with the acquisition, the Company entered into employment and noncompetition agreements with two selling shareholders of Recruitforce. Each employment agreement covers a period of two years with payments made annually on the anniversary of the effective date of the agreement. Total compensation associated with these agreements approximates $1.4 million and includes forfeiture rights should either agreement be terminated due to cause or without good reason (as defined in the employment agreement). The Company is recording compensation expense ratably over the terms of the agreements. The Company recognized compensation expense of $0.7 million and $0.5 million for the years ended December 31, 2006 and 2005, respectively, under the agreements. Recruitforce’s results have been included in the Company’s Consolidated Statement of Operations beginning on the date of acquisition forward.

Acquisition of White Amber, Inc.

On October 21, 2003, the Company acquired White Amber, Inc., an application service provider of a solution used to manage the procurement and processing of temporary staff. This acquisition was made to augment the Company’s existing solutions for permanent employees with a complementary solution for the procurement and management of contingent workers. The operating results of White Amber are included in the consolidated statement of operations from the acquisition date. The purchase price totaled $6.6 million, which consisted of 10,624,723 shares, excluding additional shares issuable or contingently issuable, of Series D Convertible Preferred Stock (representing 1,770,779 shares of Class A Common Stock on an as-converted basis) valued at $5.8 million, warrants assumed and stock options issued valued at $0.5 million, and cash related acquisition costs of $0.3 million.

Under the terms of the acquisition of White Amber, additional shares could become issuable as consideration for the acquisition in two circumstances. The first circumstance related to 1,393,792 shares of Series D Preferred Stock that would have been issued if the revenue derived from a specific customer achieved defined minimum levels during the three-month period ended August 31, 2004. This condition was not met and these shares were not issued.

The second circumstance relates to forfeitures of stock options under the White Amber Stock Option Plan that was approved by the Board of Directors in connection with the acquisition of White Amber, see Note 10 — Common Stock. The Company reserved 206,487 shares of Class A Common Stock, after conversion from Series D Preferred Stock, for issuance to employees of White Amber. To the extent that employees forfeited these options for any reason prior to October 2006, the reserved Series D Preferred Shares underlying the forfeited options would be issued to former shareholders of White Amber.

At December 31, 2005, there was a maximum of 205,296 Class A Common Shares issuable under the White Amber stock plan. During the years ended December 31, 2006 and 2005, 6,125 and 24,645 Class A Common Shares, respectively, became issuable as a result of forfeitures. These forfeitures resulted in an increase to goodwill of $0.1 million in each of the years ended December 31, 2006 and 2005. In 2006, a total of 30,753 shares, net of fractional shares not distributed, were issued to former White Amber Stockholders.

4.	Intangible Assets and Goodwill

The Company has recorded the following balances for acquired intangible assets and goodwill at December 31, 2006 and 2005.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of acquired intangible assets at December 31, 2006 and 2005 is as follows:

		2006		2005
	Weighted-Average	Gross		Gross
	Period of	Carrying	Accumulated	Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization
		(In thousands)		(In thousands)

Identifiable intangible assets:
Existing technology	3.5 years	$2,311	$(1,914)	$2,311	$(1,335)
Customer relationships	3.2 years	967	(907)	967	(654)

Subtotal		3,278	(2,821)	3,278	(1,989)
Goodwill		6,028	—	5,947	—

Total		$9,306	$(2,821)	$9,225	$(1,989)

During the year ended December 31, 2006, the Company’s goodwill increased as a result of forfeited contingent shares in connection with the acquisition of White Amber, see Note 3 — Business Combinations. There were no other changes to the carrying amount of goodwill due to acquisitions or impairment during the year ended December 31, 2006.

Amortization expense for intangible assets was $0.8 million, $1.0 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated amortization expense for intangible assets for the four succeeding years is as follows:

Estimated Amortization Expense	Amount
(In thousands)

2007	$143
2008	143
2009	143
2010	28

Total	$457

5.	Property and Equipment

Property and equipment consists of the following at December 31, 2006 and 2005:

	2006	2005
	(In thousands)

Computer hardware and software	$20,106	$12,687
Furniture and equipment	2,462	2,324
Leasehold improvements	2,661	1,206

	25,229	16,217
Less accumulated depreciation and amortization	(12,301)	(9,088)

Total	$12,928	$7,129

Property and equipment included capital leases totaling $0.9 million and $1.0 million at December 31, 2006 and 2005, respectively. All of the capital leases are included in computer hardware and software. Accumulated amortization relating to property and equipment under capital leases totaled $0.7 million and $0.5 million, respectively, at December 31, 2006 and 2005. Depreciation and amortization expense, including amortization of

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets under capital leases, was $4.0 million, $3.9 million, and, $3.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.

6.	Other Assets

Other assets consist of the following at December 31, 2006 and 2005:

	2006	2005
	(In thousands)

Deferred tax asset net of valuation allowance	$1,284	$—
Other	164	283

Total	$1,448	$283

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consist of the following at December 31, 2006 and 2005:

	2006	2005
	(In thousands)

Accrued compensation	$7,092	$5,205
Accounts payable	2,388	3,698
Accrued liabilities and other	9,228	4,160

Total	$18,708	$13,063

8.	Debt Refinancing

The Company had historically maintained a financing arrangement with the National Bank of Canada. This agreement had been in place since 1999, as renewed and amended. The Company repaid all amounts owed to the National Bank of Canada on April 25, 2005, and the Company entered into a new loan arrangement with Goldman Sachs Specialty Lending Group, L.P. (“Goldman Sachs”).

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

Following completion of its initial public offering, on October 5, 2005 the Company repaid the amounts due under the Goldman Sachs term loan. As a result of the loan repayment, the unamortized portion of the deferred financing costs of $0.7 million was recorded as an extinguishment charge in the fourth quarter of 2005. The total

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extinguishment charge amounts to $2.3 million. The payment of principal and penalties related to early extinguishment is summarized as follows:

Amount
(In thousands)
Principal	$19,000
Prepayment penalty	950
Yield maintenance penalty	620

Total	$20,570

The Company concluded that mandatory earlier repayment (put option) of the loan triggered upon the completion of its IPO represented an embedded derivative instrument as defined by Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and needed to be accounted for separately. The Company valued the put option by measuring its theoretical maximum value, measured as the sum of the prepayment penalty and the yield maintenance penalty on the valuation date, and then adjusted the value based an assigned probability to reflect the conditionality of the option. The Company determined that the fair value of the derivative on the date of the issuance and at June 30, 2005 was not material. As of September 30, 2005, the Company determined that there had been an increase in the value of the derivative to $1.6 million based on the exercise of the option following the initial public offering of the Company’s common stock on Nasdaq Stock Market LLC in September 2005. The increase in the value of the derivative was reflected in interest expense for the quarter ended September 30, 2005. During the year ended December 31, 2006, the Company had no debt other than amounts related to capital leases. See note 13 — Commitments and Contingencies.

9.	Preferred Stock

In conjunction with the initial public offering of common stock of the Company in October 2005, 69,877,241 outstanding shares of preferred stock, plus 4,136,489 shares issuable under antidilution provisions converted into 12,335,598 shares of Class A Common Stock as a result of the IPO, see Note 10 — Common Stock. Also upon completion of the IPO, the Company issued 841,124 shares of Class A common stock in lieu of payment on a portion of accrued dividends on outstanding preferred stock, based on the initial public offering price of $14.00 per share. The amount paid in cash for accrued dividends was $0.2 million relating to certain Series D preferred shares. At December 31, 2006 and 2005, the Company had no preferred stock outstanding.

Preferred Stock Warrants

Following the Company’s initial public offering, all outstanding preferred stock warrants converted into warrants to acquire Class A Common Stock of the Company, see Note 10 — Common Stock. At December 31, 2006 and 2005, the Company had no preferred stock warrants outstanding.

10.	Common Stock

On October 4, 2005, the Company completed its initial public offering of 6,700,000 shares of common stock at a price of $14.00 per share. The Company sold 5,360,000 shares and certain stockholders of the Company sold 1,340,000 shares in this offering. Upon the closing of the offering, the Company received net proceeds, after deducting underwriting discounts and commissions of $69.8 million. After deducting $3.9 million of other costs incurred in connection with the offering, the net proceeds were approximately $65.9 million. Simultaneous with the completion of the IPO, 69,877,241 outstanding shares of preferred stock plus 4,136,489 shares issuable under Series B Preferred Stock antidilution provisions converted into 12,335,598 shares of Class A Common Stock. Also upon completion of the IPO, the Company issued 841,124 shares of Class A common stock in lieu of payment of

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accreted dividends on the outstanding preferred stock based on the initial public offering price of $14.00 per share. The amount paid in cash for dividends was $0.2 million.

Class A Common Stock

Holders of the Class A Common Stock are entitled to one vote for each share of Class A Common Stock held.

Class B Common Stock and Exchangeable Shares

In November 1999, the Company entered into an exchangeable share transaction with 9090-5415 Quebec Inc., formerly known as Viasite Inc., a corporation organized under the laws of Quebec, Canada. In connection with this transaction, the Company received 1,000 Class A common shares of 9090-5415 Quebec Inc for nominal cash consideration. The remaining shares of 9090-5415 Quebec Inc. consist of two classes of non-voting exchangeable shares and one class of preferred voting shares which, although originally issued, were cancelled in January 2000.

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

As a result of the closing of the company’s initial public offering of its Class A Common Stock, the Preferred Exchangeables now entitle the holders of these shares to exchange each share for one sixth of a share of the Company’s Class A Common Stock directly. In addition, holders of all classes of exchangeable shares are party to an agreement which entitles them to the economic equivalent of dividends declared on Class A Common Stock without requiring them to actually exchange their shares. However, until the time that such shares are exchanged for the Company’s Class A common stock, amounts associated with the Preferred Exchangeables will be classified outside of stockholders equity.

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

Class B Common Stock was created in order to allow holders of exchangeable shares the ability to vote as if they had exchanged their exchangeable shares without having to exchange such shares. Holders of Class B Common Stock are not entitled to any substantive rights, economic or otherwise, as a result of their ownership of Class B Common Stock without consideration of the exchangeable shares of 9090-5415 Quebec, Inc. The holders of all classes of exchangeable shares may elect, or the Company may require them, to exchange their exchangeable shares. If all classes of exchangeable shares were exchanged, it would result in the issuance of 4,038,287 shares of the Company’s Class A Common Stock and the redemption of 4,038,287 shares of the Company’s Class B Common Stock. During the year ended December 31, 2006, 2,164,476 shares were exchanged for Class A Common Stock leaving 1,873,811 available for exchange in future years.

Class A Common Stock Warrants

In January 2000, the Company entered into a professional services agreement for marketing services with an affiliate of a stockholder. The service provider was also affiliated with a member of the Company’s Board of Directors. In consideration of this services agreement, the Company granted a warrant to purchase 481,921 shares of Class A Common Stock at an exercise price equal to $3.63 per share. The service agreement had a term of one year, and the warrant is fully vested and was initially exercisable at any time from the date of grant through the

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earlier of (a) January 25, 2005 or (b) a closing of an initial public offering of the Company’s common stock. The fair value of the warrant, estimated to be $2.8 million, was charged to marketing expense during the year ended December 31, 2000. In connection with the settlement of certain litigation in November 2004, the Company agreed to modify the terms of this warrant, by extending the warrant’s expiration date to January 25, 2007. The modification of this warrant resulted in the Company recording a charge of approximately $0.2 million, based on the fair value of the modified warrant as compared to the original warrant terms. In determining the fair values under the Black-Scholes-Merton valuation model the company used an expected life of 2.25 years; stock volatility of 68%; a risk-free interest rate of 2.72%; and no dividend payments during the expected term. This warrant remained outstanding as of December 31, 2006, but was exercised in January 2007. See Note 19 — Subsequent Events.

In November 2001, the Company granted a fully vested warrant to purchase 2,583 shares of Class A Common Stock at an exercise price equal to $3.00 per share in consideration of past services provided by a consultant. The warrant is exercisable at any time from the grant date through the earlier of (a) November 20, 2006, (b) a closing of an initial public offering of the Company’s common stock or (c) a change of control of the Company. The fair value of the warrant at the date of issue, estimated to be $6,000, was charged to selling and marketing expense during the year ended December 31, 2001. The fair value of the warrants was based on the fair market value of the services rendered to the Company. This warrant was exercised during the year ended December 31, 2005.

In March 2005, the Company granted a fully vested warrant to purchase 41,667 shares of Class A Common Stock at an exercise price equal to $13.50 per share in consideration of recruitment services provided by an external agency. The warrant is exercisable at any time from the grant date through the earlier of (a) March 14, 2010 or (b) a change of control of the Company. The fair value of the warrant at the date of issue, estimated to be $0.4 million, was charged to general and administrative expense during the year ended December 31, 2005. The value of the warrant was calculated using the Black-Scholes-Merton valuation model with the following weighted-average assumptions: expected life of 5 years; stock volatility of 79%; risk-free interest rate of 3.1%; and no dividend payments during the expected term. This warrant remained outstanding as of December 31, 2006, but was exercised in February 2007. See Note 19 — Subsequent Events.

In connection with the acquisition of White Amber, the Company assumed warrants previously issued by White Amber that enabled two existing White Amber warrant holders to purchase 680,472 shares of Series D Preferred Stock at an exercise price equal to $1.23 per share. Concurrent with the initial public offering of the Company, these were converted into warrants to acquire 113,411 Class A Common Stock at an exercise price equal to $7.38. These warrants are fully exercisable. The fair value of these warrants at the time of acquisition was $0.3 million; this amount was included in the purchase price of White Amber, see Note 3 — Business Combinations. The Company’s calculations were made using the Black-Scholes-Merton valuation model with the following weighted-average assumptions: expected life of 7.87 years; stock volatility of 72%; risk-free interest rate of 3.6%; and no dividend payments during the expected term.

One of these holders holds a series of warrants for 97,995 shares of Class A Common Stock. These warrants had a life equal to the lesser of (a) 10 years from the original date of issuance, or (b) a three to five year period from the effective date of an initial public offering of the Company. On May 23, 2006, the Company issued 46,541 shares of Class A common stock to the holder in connection with a cashless exercise of 97,995 shares related to these warrants. No rights to purchase shares related to these warrants remain as of December 31, 2006.

The other holder held a warrant for the purchase of 15,416 shares of Class A Common Stock that has a life equal to the lesser of (a) seven years from its original date of issuance, or (b) five years from the effective date of an initial public offering of the Company. On March 24, 2006, the Company issued 7,260 shares of Class A Common stock to the holder in connection with a cashless exercise of 15,416 shares related to this warrant. No rights to purchase shares related to this warrant remains as of December 31, 2006.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class A Common Stock Option Plans

As of December 31, 2006, the Company has reserved 4,411,510 shares of authorized but unissued Class A Common Stock for issuance under four stock option plans. Of these shares, 4,011,510 shares were authorized under the three plans approved by the Board of Directors in 1999 and 2004. In addition, the Board of Directors authorized 400,000 shares in August 2005 under a new stock option plan. Options to purchase Class A common stock may be granted to employees, directors, and certain consultants. Options are subject to the vesting provisions associated with each grant, generally vesting one-fourth on the first anniversary of the grant and ratably thereafter for the following 36 months.

At December 31, 2006, 201,646 shares were available for future grants under all four plans. The following table presents a summary of the Class A Common Stock option activity since January 1, 2004, and related information:

		Weighted-Average
	Number of	Exercise Price
	Options	per Share

Outstanding — January 1, 2004	2,472,675	3.02
Additional shares reserved
Granted	697,256	16.25
Exercised	(30,120)	3.55
Forfeited	(114,871)	6.20

Outstanding — December 31, 2004	3,024,940	$5.95
Additional shares reserved
Granted	1,634,942	13.58
Exercised	(148,351)	3.30
Forfeited	(297,905)	9.09

Outstanding — December 31, 2005	4,213,626	$8.78
Additional shares reserved
Granted	1,162,425	11.94
Exercised	(857,203)	2.69
Forfeited	(362,734)	13.55

Outstanding — December 31, 2006	4,156,114	$10.52

The Company has granted stock options to employees during 2006, 2005, and 2004 at exercise prices greater than or equal to the fair value of the Class A Common Stock at the time of grant. Prior to the Company’s initial public offering, the fair value of the Class A Common Stock has been determined by the Board of Directors of the Company at each stock option measurement date based on a variety of different factors including the Company’s financial position and historical financial performance, the status of technological developments within the Company, the composition and ability of the current engineering and management team, an evaluation and benchmark of the Company’s competition, the current climate in the marketplace, arms length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others. Subsequent to our initial public offering, the Board of Directors of the Company authorized grants of stock options with an exercise price per share equivalent to the quoted market price of the Company’s publicly traded common stock on the date of each grant.

During 2001 and 2003, the Company awarded stock options to purchase 2,000 and 27,332 shares, respectively, of Class A Common Stock to certain of its consultants. The stock options have an exercise price of $3.00 per share

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and ten year terms from their issue dates. The options issued in 2001 were subject to a vesting period of three years and were fully vested in January 2004, the options issued in 2003 are subject to a vesting period of four years. Of the options issued in 2001, 950 were exercised in 2006 and 1,050 remain outstanding as of December 31, 2006. Of the options issued in 2003, 25,666 have expired or been exercised in 2004; 1,666 remain outstanding as of December 31, 2006 and will be fully vested by February 2007. The awards are being accounted for in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or In Conjunction with Selling, Goods or Services.” The amount charged to expense for all awards granted was $0, $6,000, and $0.1 million for the years ended December 31, 2006, 2005, and 2004 respectively.

The following table summarizes stock options outstanding at December 31, 2006:

		Weighted-Average
		Remaining	Number of
	Number of Options	Contractual Life	Options
Range of Exercise Prices	Outstanding	(Years)	Exercisable

$ 1.26 - 1.92	30,333	2.71	30,333
3.00 - 3.00	943,990	5.03	932,969
3.84 - 11.90	978,412	8.24	286,303
11.90 - 12.56	99,692	9.03	14,779
12.56 - 13.50	1,130,481	8.31	525,435
13.50 - 13.75	161,832	9.11	35,516
13.75 - 13.94	100,000	9.09	—
14.00 - 14.00	426,298	8.71	139,188
14.10 - 14.10	29,316	9.35	—
18.00 - 18.00	255,760	7.24	195,455

	4,156,114	7.56	2,159,978

Average exercise price per share			$8.36

The aggregate intrinsic value of options outstanding at December 31, 2006 was $14.4 million. The total intrinsic value of options exercised during fiscal 2006 was $8.3 million. The Company had 3,582,220 options vested or expected to vest over four years with an aggregate value intrinsic value of $13.8 million.

White Amber Stock Option Plan

In addition to the above, the Company has reserved 113,811 shares of authorized but unissued Class A common stock for issuance under a stock option plan (the “White Amber Option Plan”) that was approved by the Board of Directors in 2003, in connection with the acquisition of White Amber. Options to purchase 206,487 shares at $0.78 per share were issued under the White Amber Option Plan in 2003, see Note 3 — Business Combinations. The fair value of these options was determined to be approximately $0.6 million utilizing the Black-Scholes-Merton valuation model, $0.2 million of which was recorded as part of the purchase price of White Amber and the balance of $0.4 million was recorded as deferred stock-based compensation to be amortized over the respective vesting period of the awards. No further issuances may be made from this plan. Options under the White Amber Option Plan have a ten year life, with 6.81 years remaining life as of December 31, 2006.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options under the White Amber Stock Option Plan are subject to the vesting provisions associated with each grant, and generally calls for 25% vesting upon issuance, with future vesting over defined periods for the remaining shares. The following schedule summarizes the activity relating to the White Amber Option Plan:

		Weighted-Average
	Number of	Exercise Price
	Options	per Share

Outstanding — January 1, 2004	206,487	0.78
Forfeited	(23,076)	0.78

Outstanding — December 31, 2004	183,411	0.78
Exercised	(1,191)	0.78
Forfeited	(1,569)	0.78

Outstanding — December 31, 2005	180,651	$0.78
Exercised	(60,715)	0.78
Forfeited	(6,125)	0.78

Outstanding — December 31, 2006	113,811	$0.78

At December 31, 2006, the number of options exercisable and the weighted-average exercise price per share of those exercisable options were 113,811 and $0.78, respectively.

The aggregate intrinsic value of the 113,811 fully vested options outstanding at December 31, 2006 related to the White Amber option Plan was $1.5 million. The total intrinsic value of options exercised during fiscal 2006 was $0.7 million.

For the White Amber Stock Option Plan, the Company recorded $7,000 of compensation expense for the year ended December 31, 2006.

Based on the forfeiture of options from the White Amber Stock Option Plan, additional shares were issued to the former White Amber stockholders under the terms of the White Amber acquisition agreement. In the years ended December 31, 2006 and 2005, 6,125 and 24,645 shares, respectively, were forfeited and resulted in an increase to goodwill of $0.1 million in both periods, see Note 3 — Business Combinations. The Company issued 30,753 shares to former stockholders of White Amber during the year ended December 31, 2006. No further shares will be issued to former stockholders of White Amber pursuant to the White Amber acquisition agreement after December 31, 2006.

Employee Stock Purchase Plan

At December 31, 2005 there were 500,000 shares reserved for future issuance under the ESPP. Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally commence each May 1 and November 1. Shares are purchased through employees’ payroll deductions, up to a maximum of 10% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more that 10,000 shares per offering or $25,000 worth of common stock in one calendar year. The initial offering period commenced on May 16, 2006 and ended on October 31, 2006. There were approximately 64,513 shares issued under the plan at a purchase price of $9.55 per share. At December 31, 2006, 435,487 shares remain available for issuance.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of the Adoption of SFAS No. 123(R)

See Note 2 — Summary of Significant Accounting Policies for a description of our adoption of SFAS No. 123(R) on January 1, 2006. The following table summarizes the share-based compensation expense included in operating expense captions that we recorded within the accompanying consolidated statements of income for fiscal 2006:

2006
(In thousands)

Cost of revenues	$414
Sales and marketing	1,048
Research and development	694
General and administrative	2,348

$4,504

The Company recorded $3.6 million in pre-tax share-based compensation expense for stock options, $0.3 million for purchase rights under the employee stock purchase plan and $0.6 million in share-based compensation expense for restricted stock awards during the year ended December 31, 2006. Share-based compensation expense reduced diluted earnings per share by $0.22 in 2006. As of December 31, 2006, there was $9.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.75 years.

SFAS No. 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123(R). The pool includes the net excess tax benefits that would have been recognized if we had adopted SFAS No. 123 for recognition purposes on its effective date. The Company elected to calculate the pool of excess tax benefits under the “short-cut” method described in FASB Staff Position 123(R). As of the adoption date, the Company did not have any excess tax benefits to calculate the initial pool.

The Company received $3.0 million in cash from option exercises and issuances of stock under the employee stock purchase plan during the year ended December 31, 2006.

Determining Fair Value

The Company estimates the fair value of options granted using the Black-Scholes option valuation model. The Company estimates the expected volatility of our common stock at the date of grant based on a combination of our historical volatility and the volatility of comparable companies, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company estimates expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the fiscal year ended December 31, 2006. We elected to use the simplified method due to a lack of term data as we had recently gone public in October 2005 and our options meet the criteria of the “plain-vanilla” option as defined by SAB 107. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis over the requisite service period of the options that is generally 4 years.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions used for share-based payment awards during the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004

Stock Options
Expected volatility	48 to 55%	70.5 to 79%	68 to 79%
Risk-free interest rate	4.5 to 5.13%	3.1 to 4.07%	2.72 to 3.10%
Expected life (in years)	5.0 to 6.25	4.0	4.0 to 5.0
Weighted-average exercise price per share of options granted	$11.94	$13.58	16.25
Weighted-average fair value per share of option granted	$6.83	$7.81	$8.22
Forfeiture rate	12.3 to 24.21%	—	—
Expected dividend yield	0%	0%	0%

2006

Employee Stock Purchase Plan
Expected volatility	53 to 55%
Risk-free interest rate	5.09 to 5.24%
Expected life (in weeks)	24.0 to 26.0
Expected dividend yield	0%

For the years ended December 31, 2005 and 2004, the Company has accounted for forfeitures under SFAS No. 123 based on the actual forfeitures.

The following table illustrates the effect on net income and loss per share as if the Company had applied the fair value based method, as adopted, to all awards, including those previously accounted for under APB 25, for the years ended December 31, 2005 and 2004:

	2005	2004
	(In thousands)

Net loss attributable to Class A common stockholders —
As reported	$(5,479)	$(9,025)
Add: Stock-based compensation expense included in reported net loss	13	246
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,683)	(659)

Pro-forma net loss	$(8,149)	$(9,438)

Net loss attributable to Class A common shareholders per share —
Basic and diluted as reported	$(1.19)	$(161.16)

Pro forma	$(1.76)	$(168.54)

Stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which generally requires the value of the options to be periodically remeasured and charged to expense as they are earned over the performance period. The fair value of the options is determined using the Black-Scholes-Merton model or the fair value of the services, whichever is more readily

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determinable. There are 2,716 options outstanding granted in 2001 and 2003 for consultants. No options were granted to consultants for services in 2006. Consulting equity expense was $0, $6,000 and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Restricted Stock and Performance Shares

On May 31, 2006, the Compensation Committee of the Board of Directors of the Company approved a form of restricted stock agreement and a form of performance share agreement for use under the Company’s 2004 Stock Plan pursuant to which the Company has granted restricted stock and performance shares. The shares of restricted stock and performance share awards have a per share price of $0.00001 which equals the par value. The Company’s right to repurchase the restricted stock granted to employees’ lapses in accordance with a four year schedule and the performance shares granted to employees vest in accordance with a four year vesting schedule. Beginning in the quarter ended September 30, 2006, the Company’s outside directors receive 50%, and may elect to receive up to 100%, of their board compensation as restricted stock or performance shares in lieu of cash compensation. Such awards are granted on the first business day of each quarter and vest on the last day of each quarter. The fair value is measured based upon the closing Nasdaq market price of the underlying Company stock as of the date of grant. Restricted stock and performance share awards are amortized over the applicable reacquisition or vesting period using the straight-line method. As of December 31, 2006, the unamortized compensation cost was $2.8 million and is expected to be recognized over a weighted-average period of three years. Based on the Company’s limited historical voluntary turnover rates, an annualized estimated forfeiture rate of 8.3% has been used in calculating the cost. The following table presents a summary of the restricted stock awards and performance share awards for the year ended.

December 31, 2006, and related information:

			Weighted-Average
	Performance	Restricted	Grant-
	Share	Stock	Date Fair Value
	Awards	Awards	per Share

Repurchasable/nonvested balance — January 1, 2006	—	—	—
Awarded	66,179	282,017	$11.48
Released/vested	(8,054)	(38,579)	9.74
Forfeited/cancelled	(4,375)	(9,063)	11.90

Repurchasable/nonvested balance — December 31, 2006	53,750	234,375	$11.75

For restricted stock and performance share agreements, the Company recorded $0.6 million of compensation expense for the year ended December 31, 2006.

Reserved Shares of Common Stock

The Company has reserved the following number of shares of Class A common stock as of December 31, 2006 for the exchange of exchangeable shares, awarding of restricted stock awards, release of performance share awards, exercise of stock options, purchases under the employee stock purchase plan and warrant exercises:

Exchange of exchangeable shares and redemption of Class B common stock	1,873,811
Class A Common Stock Plans (excluding the White Amber Stock Plan)	4,411,510
White Amber Stock Plan	113,811
Employee Stock Purchase Plan	435,487
Warrants	523,588

Total	7,358,207

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Related-Party Transactions

In addition to related-party transactions described in Note 10, the Company entered into the following related-party transactions:

The Company paid approximately $0.9 million, $1.8 million and $0.4 million, during the years ended December 31, 2006, 2005, and 2004, respectively, for professional services provided by a law firm in which one of the members of the Company’s Board of Directors is a member of the firm. Amounts payable at December 31, 2006 and 2005 were $34,000 and $0.6 million, respectively.

12.	Income Taxes

The domestic and foreign components of (loss) income before provision for income taxes were as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Domestic	$(5,786)	$(5,120)	$(3,543)
Foreign	3,027	2,629	(2,194)

Total	$(2,759)	$(2,491)	$(5,737)

The provision for income taxes is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Current
Federal	$—	$—	$—
State	—	—	(9)
Foreign	1,153	4	(2)

Total	$1,153	$4	$(11)

Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	(1,284)	—	—

Total	$(1,284)	$—	$—

Total provision (benefit) for income taxes	$(131)	$4	$(11)

	2006	2005	2004

Federal tax at statutory rate	(34)%	(34)%	(34)%
State income taxes, net	(12)	(8)	(4)
Foreign tax rate	44	(3)	—
Non-deductible share based payments	31	—	—
Non-deductible other expenses	21	11	3
Change in valuation allowance	(55)	34	35

Total	(5)%	—%	—%

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s deferred tax assets and liabilities are as follows:

	2006	2005
	(In thousands)

Deferred tax assets:
Tax loss carry forwards	$14,074	$14,104
Reserves and accruals	1,041	708
Property and equipment	1,040	2,131
Warrants issued for services	1,321	1,323
Deferred revenue	36	42
Alternative Minimum Tax credit	35	35
Stock based compensation	834	—
Other, net	146	145

Total deferred tax assets	$18,527	$18,488

Deferred tax liabilities:
Canadian investment credits	$(1,426)	$(1,637)
Acquired intangible assets	(181)	(489)

Total deferred tax liabilities	$(1,607)	$(2,126)

Net deferred tax asset	$16,920	$16,362
Valuation allowance	(15,636)	(16,362)

Deferred tax asset, net	$1,284	$—

The Company has available for future periods U.S. federal tax operating loss carry forwards of approximately $30.4 million, which expire beginning in 2019 through 2026. In addition, the Company has approximately $2.1 million of loss carryforwards associated with nonqualified stock option deductions that when realized against future taxable income will be recorded as an increase to additional paid-in capital. Upon liquidation of the Company’s remaining valuation allowance, approximately $2.5 million will be reversed through goodwill as this amount relates to valuation allowances established in the purchase price allocation of the Company’s prior business acquisitions. The net operating loss carry forwards may be subject to limitations provided in Internal Revenue Code (IRC) sections 382 and 383. The Company also has Canadian federal tax operating loss carryforwards of approximately $4.5 million, which expire at various times through 2010. Additionally, the Company has a combined total of $1.8 million in operating loss carry forwards from all other foreign jurisdictions in which it is subject to taxation.

No provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of its subsidiaries as such earnings are expected to be reinvested and are considered permanent in duration. If these earnings were ultimately distributed to the US in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, the Company would likely be subject to additional US income taxes, net of the impact of any available foreign tax credits. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings in the subsidiaries.

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the Company reversed its Canadian subsidiary’s valuation allowances by $1.3 million, since it was deemed more likely than not that these assets would be realized. The Company continues to maintain a full valuation allowance on its deferred tax assets associated with U.S. and other foreign operations.

Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenues and expenses between its subsidiaries, the underlying value of the assets of the business, the ownership of assets, and the application of available tax credits. To date, certain of the Company’s positions have been examined by the Canada Revenue Agency (“CRA”).

CRA Examination of Tax Year 1999.  With respect to our 1999 tax year, the Company has undergone an examination by CRA regarding the transfer of intellectual property to us from our Canadian subsidiary. In September 2006, we entered into a settlement agreement with CRA with respect to this examination. The terms of the settlement require us to make royalty payments to our Canadian subsidiary on certain revenues from outside of Canada for tax years 2000 through 2008. The royalty payments for the tax years 2000 through 2006 will result in approximately CAD $2.6 million of additional income for our Canadian subsidiary. This additional income will be fully offset by net operating losses and carryforwards. Accordingly, in the year ended December 31, 2006, the Company has recognized deferred tax assets in an amount to offset this assessment. Based on expected revenues subject to the royalty payment obligation, we currently project royalty payments for tax years 2007 and 2008 to approximate CAD $4.0 million for our Canadian subsidiary, although the amount will vary depending on our financial performance. Accordingly, we have not adjusted our deferred tax assets for future utilization of net operating losses and carryforwards to account for this potential assessment because of the uncertainty around realization.

CRA Examination of Tax Years 2000 and 2001.  In April 2006, CRA proposed an additional increase to taxable income for our Canadian subsidiary of approximately CAD $5.3 million in respect of our 2000 and 2001 tax years, which consists of CAD $2.3 million relating to income and expense allocations and CAD $3.0 million relating to our treatment of Quebec investment tax credits. We disagree with these 2000 and 2001 proposed adjustments and intend to contest these matters through applicable CRA and judicial procedures, as appropriate. Accordingly, in the three month period ended December 31, 2006, we have recognized deferred tax assets in an amount determined to be both probable and estimable. In December 2006, we provided CRA with our settlement proposal with respect to the 2000 and 2001 tax years. We have not formerly received a response from CRA on our proposal.

CRA Examination Impact to Future Tax Years.  The CRA issue relating to the treatment of the Quebec investment tax credit in tax years 2000 and 2001 will have bearing on the tax treatment applied in subsequent periods that are not currently under examination. If the CRA renders an unfavorable opinion for the tax years 2000 and 2001 relating to this issue, such adjustments could have a material impact on tax years after 2001. We estimate the potential range of additional income subject to Canadian income tax for the 2000 to 2006 tax years as a result of the Quebec investment tax credit issue to be between CAD $1.0 and $17.0 million, including CRA’s proposed assessment of CAD $3.0 million for the 2000 and 2001 tax years, as discussed above.

Availability of Deferred Tax Assets.  The CRA has indicated to us that it will make an assessment and apply available deferred tax assets at the conclusion of the examinations described above. As of December 31, 2006, we have projected approximately CAD $1.5 million of available deferred tax assets will be available to reduce income adjustments from the 1999 settlement for tax years 2007 and 2008, future operating income and any further settlement negotiations with CRA. In the event any of these amounts either individually or collectively exceed CAD $1.5 million, our Canadian subsidiary will not have sufficient net operating losses and carryforwards to offset the additional income and would incur a Canadian tax liability which could be material. As a result of these adjustments, we expect to pay taxes in Canada in 2007 in addition to any tax liability for prior periods. In addition, we may be subject to penalties and interest on any Canadian tax liability for the 2000 tax year and beyond. Any such penalties or interest cannot be reasonably estimated at this time.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If sufficient evidence becomes available allowing us to more accurately estimate a probable income tax liability for income adjustments from the 1999 settlement for tax years 2007 and 2008 and the CRA’s examination of our treatment of Quebec investment tax credits, we will apply net operating losses and carryforwards to the extent available and reserve against any remaining balances due by recording additional income tax expense in the period the liability becomes estimable. We are seeking United States tax treaty relief through the appropriate Competent Authority tribunals for the settlement entered into with CRA with respect to the CRA’s examination of the 1999 tax year, and we will seek United States tax treaty relief for all subsequent final settlements entered into with CRA.

13.	Commitments and Contingencies

Leases — The Company leases office space and has operating leases for computer equipment and third-party facilities that host our applications. Rental expenses under these agreements for the years ended December 31, 2006, 2005, and 2004 were approximately $8.0 million, $5.8 million, and $5.5 million, respectively. The minimum non-cancelable scheduled payments under these agreements at December 31, 2006 are as follows:

	Operating Leases
			Third
			Party		Total
	Equipment	Facility	Hosting	Other	Operating	Capital
	Leases	Leases	Facilities	Contracts	Leases	Leases	Total
			(In thousands)			(In thousands)	(In thousands)

2007	$3,047	$2,329	$916	$172	$6,464	$389	$6,853
2008	974	1,292	533	14	2,813	17	2,830
2009	77	1,145	—	—	1,222	—	1,222
2010	8	939	—	—	947	—	947
2011		960	—	—	960	—	960
2012		980	—	—	980	—	980
Thereafter		456	—	—	456	—	456

Total	$4,106	$8,101	$1,449	$186	$13,842	$406	$14,248

Less amounts representing interest						(8)

Present value of minimum lease payments						398
Less current portion						(381)

Noncurrent portion						$17

See Note 5 — Property and Equipment for additional information regarding capital leases.

Litigation — The Company is involved in various legal proceedings arising from the normal course of business activities. In the opinion of management, resolution of these proceedings is not expected to have a material adverse impact on the Company’s operating results or financial condition. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s future operating results or financial condition in a particular period.

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.	Employee Benefit Plans

The Company maintains a 401(k) profit-sharing plan (the “401(k) Plan”) covering substantially all U.S. employees. Pursuant to the 401(k) Plan, the Company may elect to match employee contributions to the 401(k) Plan, not to exceed 6% of an employee’s compensation. The Company made no such election to match contributions to the 401(k) Plan during the years ended December 31, 2006, 2005, and 2004.

15.	Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of Class A common shares outstanding during the period. Given that the Class B common shares do not have any economic rights, and, in accordance with Statement of Financial

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards (SFAS) No. 128, “Earnings Per Share” (SFAS 128), and Emerging Issues Task Force (EITF) No. 03-6, “Participating Securities and the Two Class Method under FASB Statement No. 128,” the Company has determined that basic earnings per share should be calculated based only on the outstanding Class A common shares. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. However, during periods of net income, the earnings per share would be based on outstanding Class A common shares and exchangeable shares, since the latter are participating securities, but have no legal requirement to fund losses. Exchangeable shares are participating securities but are not presented in the table since the Company incurred losses for all reported periods and exchangeable shares have no legal requirement to fund such losses, making them antidilutive for all periods presented. Class B common shares are non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. Antidilutive securities, which consist of exchangeable shares, redeemable convertible preferred stock, stock options, and warrants that are not included in the diluted net loss per share calculation, aggregated on a weighted-average share basis to 5,615,199, 15,694,915 and 18,635,598 for the years ended December 31, 2006, 2005 and 2004, respectively. The share counts in 2005 take into account the conversion rights of all preferred stock.

For the year ended December 31, 2005, the Company has included 24,645 contingently issuable shares related to the acquisition of White Amber in its weighted-average number of Class A common outstanding for purposes of calculating net loss per share for the year ended December 31, 2005. These shares became issuable as of October 4, 2005 as a result of forfeitures, see Note 3 — Business Combinations. Until they became issuable, these securities were antidilutive for the periods presented. In 2006, 30,753 shares were distributed to former owners as a result of forfeitures.

A summary of the loss or earnings applicable to each class of common shares is as follows:

	Year Ended December 31,
	2006			2005			2004
	Class A	Class B		Class A	Class B		Class A	Class B
	Common	Common(1)	Total	Common	Common(1)	Total	Common	Common(1)	Total
	(In thousands)

Allocation of net loss	$(2,628)	—	$(2,628)	$(5,479)	—	$(5,479)	$(9,025)	—	$(9,025)
Weighted-average shares outstanding	20,031	3,140		4,619	4,038		56	4,038
Net loss per share	$(0.13)			$(1.19)			$(161.16)

(1)	Class B common shares are non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. Exchangeable shares are participating securities but are not presented in the table since the Company incurred losses for all reported periods and exchangeable shares have no legal requirement to fund such losses, making them antidilutive for all periods presented.

16.	Segment and Geographic Information, International Operations, and Customer Concentrations

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents a summary of operating segments:

	Application	Consulting	Total
	(In thousands)

2004:
Revenue	$49,010	$9,640	$58,650
Contribution margin(1)	18,451	1,364	19,815
2005:
Revenue	63,296	15,114	78,410
Contribution margin(1)	30,190	4,056	34,246
2006:
Revenue	79,137	17,906	97,043
Contribution margin(1)	40,345	5,121	45,466

(1)	The contribution margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Profit Reconciliation

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Contribution margin for reportable segments	$45,466	$34,246	$19,815
Sales and marketing	(29,482)	(22,544)	(18,153)
General and administrative	(21,113)	(10,725)	(7,096)
Restructuring charges	(414)	(804)	—
Interest and other income, expense, net	2,784	(2,664)	(303)

Loss before provision for income taxes	$(2,759)	$(2,491)	$(5,737)

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information:

Revenue attributed to a country or region includes sales to multinational organizations and is based on the country of location of the contracting party. Revenues and assets by region are as follows:

	United States	Canada	Europe	Other	Total
	(In thousands)

Year ended December 31, 2004 —
Revenues	$50,033	$5,272	$2,159	$1,186	$58,650

Assets	$25,081	$10,903	$1,445	$1,219	$38,648

Year ended December 31, 2005 —
Revenues	$69,077	$5,542	$2,610	$1,182	$78,410

Assets	$85,025	$12,402	$1,105	$488	$99,020

Year ended December 31, 2006 —
Revenues	$88,404	$5,716	$1,939	$984	$97,043

Assets	$102,114	$12,383	$1,703	$1,220	$117,420

During the years ended December 31, 2006, 2005, and 2004 there was no customer that individually represented greater than 10% of the Company’s total revenue and at December 31, 2006 and 2005, no customer represented greater than 10% of the Company’s accounts receivable.

All goodwill and intangible assets for all reported years are located in the United States.

17.	Severance and Exit Costs

During July 2006, the Company moved its corporate offices from San Francisco, California to Dublin, California. As a result of this relocation, the Company has recorded a provision for the exit from the San Francisco facility in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” As a part of this provision, the Company has taken into account that on October 19, 2006 it entered into an agreement to sublease its San Francisco facility, consisting of approximately 12,000 square feet. As of December 31, 2006, pursuant to the lease for the Company’s San Francisco facility, cash payments totaling $1.0 million remain to be made through July 2009 and the associated remaining unpaid lease costs, net of sublease rental income $0.7 million as of December 31, 2006 is approximately $0.3 million. The total estimated cost associated with the exit from the San Francisco facility is $0.4 million.

Summary

	Six Months Ended December 31,
	2006
			Liability
			Balance
Liability for the Remaining Net Lease Payments	Cease Use Date		December 31,
for the San Francisco Facility	July 03, 2006	Cash Payments	2006
	(In thousands)

Lease payments	$1,160	$(181)	$979
Sublease rental income	(691)	—	(691)

Net liability	$469	$(181)	$288

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs Associated with the Exit from the San Francisco Facility	Amount
(in thousands)

Establishment of initial net liability for net lease payments (from above)	$469
Reversal of accrued rent from original lease	(237)
Adjustment for tenant inducements from original lease	(102)
Write-off of fixed assets	217
Commissions and legal costs	79

Total exit expense	$426

Relocation of Accounting and Finance Department

On October 25, 2006, management announced a plan transition all accounting and finance functions performed in the Quebec City, Quebec, Canada office to the corporate offices in Dublin, California by March 2007. This transition is substantially complete as of December 31, 2006. There were approximately 18 full time positions impacted as part of this transition and if still employed at the end of the transition period, the terminated employees would be entitled to an exit package, which we expect to total $0.2 million in aggregate. As of December 31, 2006, we incurred $0.1 million in severance cost and made no cash payments.

During the year ended December 31, 2005, the Company approved and executed restructuring plans to align the Company’s cost structure with existing market conditions and to create a more efficient organization. In connection with these plans, the Company recorded a charge of $0.8 million in 2005. There were no restructuring costs in 2004 or 2003. This charge included costs associated with workforce reduction of $0.7 million and consolidation of excess facilities of $0.1 million. As of December 31, 2006, adjustments to the restructuring reserves have finalized and all cash payments were made.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for the years ended December 31, 2006 and 2005 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(In thousands, except per share data)

2006
Revenue	$22,164	$23,472	$24,883	$26,524	$97,043
Gross profit	14,357	15,439	16,795	18,350	64,941
Operating loss	(1,265)	(2,585)	(1,658)	(35)	(5,543)
Net income (loss)	(594)	(1,828)	(757)	551	(2,628)
Net income (loss) attributable to Class A common stockholders per share — basic	$(0.03)	$(0.10)	$(0.04)	$0.03	$(0.13)
Net income (loss) attributable to Class A common stockholders per share — diluted	$(0.03)	$(0.10)	$(0.04)	$0.02	$(0.13)
Weighted average Class A common shares outstanding — basic	18,789	19,229	20,384	21,667	20,031
Weighted average Class A common shares outstanding — diluted	18,789	19,229	20,384	25,848	20,031
2005
Revenue	18,157	19,307	19,903	21,043	78,410
Gross profit	11,893	12,469	12,938	13,633	50,933
Operating income (loss)	(676)	(33)	365	517	173
Net loss	(772)	(417)	(1,617)	(2,673)	(5,479)
Net loss attributable to Class A common stockholders per share — basic and diluted	$(23.17)	$(14.45)	$(16.74)	$(0.58)	$(1.19)
Weighted average Class A common shares outstanding — basic and diluted	70	89	149	18,168	4,619

19.	Subsequent Events

On January 25, 2007, we issued 349,690 shares of our Class A common stock to E-Services Investments Private Sub LLC in connection with a cashless exercise of a warrant to purchase 481,921 shares of our Class A common stock at an exercise price of $3.63 per share.

On February 28, 2007, we issued 6,510 shares of our Class A common stock to Heidrick and Struggles, Inc. in connection with a cashless exercise of a warrant to purchase 41,667 shares of our Class A common stock at an exercise price of $13.50 per share.

On March 2, 2007, Taleo Corporation. (“Taleo”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among Taleo, JobFlash, Inc. (“JobFlash”) and U.S. Bank National Association as Escrow Agent, for the acquisition by Taleo of certain assets of JobFlash relating to JobFlash’s talent management and human resources solutions business (the “Transaction”). On March 7, 2007, Taleo and JobFlash completed the Transaction. The total consideration paid by Taleo in connection with the Transaction was approximately $3.0 million, of which $0.5 million was placed into escrow for one year following the closing to be held as partial security for certain losses that may be incurred by Taleo in the event of certain breaches of the representations and warranties covered in the Asset Purchase Agreement or certain other events. Under the terms of the Transaction, Taleo will acquire all of JobFlash’s intellectual property, technology, and customer contracts. Taleo will retain the majority of JobFlash’s sales, services, and development personnel. In addition, Taleo assumed certain liabilities relating to the purchased assets. JobFlash provides primarily a telephone interactive voice response solution for job applicants and interview scheduling solutions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Management’s annual report on internal control over financial reporting

See “Management’s Report on Internal Control Over Financial Reporting” on page 46.

Changes in internal control over financial reporting

During 2006, Taleo’s management implemented the following changes in internal control over financial reporting to address the material weaknesses in our internal control over financial reporting identified for the period ended December 31, 2005.

Taleo reviewed and redesigned our internal controls over financial reporting related to our closing procedures and processes, our calculations of our reported numbers, including depreciation expense, fixed assets, and the need to strengthen our technical accounting expertise. Specifically, we took the following actions:

•	purchased a new general accounting system, which went into production during the three months ended September 30, 2006;

•	purchased new systems for accounting for revenue and deferred revenue, and for accounting for stock options, both of which went into production during the first nine months of 2006;

•	completed the process of transferring our accounting function to our principal executive offices located in California;

•	hired personnel with more experience in financial reporting and accounting processes than the incumbent group, and continued to seek additional technical accounting resources;

•	continued the implementation and documentation for new policies around closing processes;

•	improved detective controls with greater financial analysis around operational metrics that are key to our performance; and

•	improved benchmarking our internal financial operations and implemented best practices in various business processes.

With the implementation of the above controls and procedures during 2006, we have improved our internal control over financial reporting and have determined that we have completed the remediation of the prior year material weaknesses related to the accounting for depreciation of fixed assets, accrual of dividends on preferred stock, and failure to properly apply GAAP.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by this item is included under the caption “Proposal One — Election of Directors” in our Proxy Statement for our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) and is incorporated herein by reference. The information regarding our current executive officers required by this item is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee and audit committee required by this item is included under the caption “Corporate Governance” in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is included under the caption “Executive Compensation” in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Executive Compensation — Equity Compensation Plan Information” in the 2007 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Ownership of Securities” in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Transactions” in the 2007 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Proposal Two — Ratification of Appointment of Independent Registered Public Accounting Firm — Principal Accounting Fees and Services” in the 2007 Proxy Statement and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements.  The information concerning our financial statements, and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm required by this item is incorporated by reference herein to ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

2. Financial Statement Schedules.

The Financial Statement Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth herein is included in ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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
Katy Murray
Chief Financial Officer

Date: March 16, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Gregoire and Katy Murray, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Gregoire Michael Gregoire	President, Chief Executive Officer and Director(Principal Executive Officer )	March 16, 2007

/s/ Katy Murray Katy Murray	Chief Financial Officer(Principal Accounting and Financial Officer)	March 16, 2007

/s/ Louis Tetu Louis Tetu	Chairman of the Board of Directors	March 16, 2007

/s/ Gary Bloom Gary Bloom	Director	March 16, 2007

/s/ Patrick Gross Patrick Gross	Director	March 16, 2007

/s/ Howard Gwin Howard Gwin	Director	March 16, 2007

/s/ Eric Herr Eric Herr	Director	March 16, 2007

Signature	Title	Date

/s/ Greg Santora Greg Santora	Director	March 16, 2007

/s/ Jeffrey Schwartz Jeffrey Schwartz	Director	March 16, 2007

/s/ Michael Tierney Michael Tierney	Director	March 16, 2007

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated October 21, 2003, between the Registrant, Kangaroo Acquisition Corporation and White Amber, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)
2.2		Agreement and Plan of Merger, dated March 10, 2005, between the Registrant, Butterfly Acquisition Corporation and Recruitforce.com, Inc. (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10-12G, Commission File No. 000-51299, filed on May 2, 2005)
2.3		Asset Purchase Agreement dated as of March 2, 2007, by and among the Registrant, JobFlash, Inc., and, with respect to Article X, Article XI and Article XII thereof only, U.S. Bank National Association as Escrow Agent (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on March 8, 2007)
3.1		Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)
3.2		Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on May 13, 2004)
4.1		Form of Class A common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)
4.2		Form of Class B common stock certificate (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)
4.3		Second Amended and Restated Investor Rights Agreement, dated October 21, 2003 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)
4.4		Covenant Agreement, dated November 24, 1999, between the Registrant and ViaSite Inc. (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10-12G, Commission File No. 000-51299, filed on May 2, 2005)
10	.1*	1999 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)
10	.2*	ViaSite Inc. Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)
10.3		2003 Series D Preferred Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)
10	.4*	2004 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)
10	.5*	2004 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)
10	.6*	2005 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)
10	.7*	Employment Agreement, dated March 14, 2005, between the Registrant and Michael Gregoire (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10-12G, Commission File No. 000-51299, filed on May 2, 2005)

Exhibit
Number		Description

10	.8*	Employment Agreement, dated March 8, 2006, between the Registrant and Divesh Sisodraker (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, filed on April 17, 2006)
10	.9*	Amendment to Employment Agreement between the Registrant and Divesh Sisodraker dated July 7, 2006 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2006)
10	.10*	Employment Agreement, dated March 8, 2006, between the Registrant and Bradford Benson (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed on April 17, 2006)
10	.11*	Employment Agreement, dated March 8, 2006, between the Registrant and Jeffrey Carr (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, filed on April 17, 2006)
10	.12*	Employment Agreement, dated March 8, 2006, between Taleo (Canada) Inc. and Guy Gauvin (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, filed on April 17, 2006)
10	.13*	Cessation of Employment and Board Compensation Agreement, dated March 8, 2006, between the Company and Louis Tetu (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed on April 17, 2006)
10	.14*	Executive Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2006)
10	.15*	Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)
10	.16*	Description of Director Compensation (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2005)
10.17		Agreement, dated September 1, 2002, between the Registrant and Internap Network Services Corporation (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)
10.18		Lease for 575 Market Street, Eighth Floor, San Francisco, California (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)
10.19		Lease for 330 St. Vallier East, Suite 400, Quebec, QC, Canada (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on May 13, 2004)
10.20		Lease for 4140 Dublin Blvd., Suite 400, Dublin, California (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006)
10.21		Master Services Agreement dated April 14, 2006, by and between the Registrant and Equinix Operating Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 20, 2006)
10.22		Form of Taleo Corporation 2004 Stock Plan Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 6, 2006)
10.23		Form of Taleo Corporation 2004 Stock Plan Performance Share Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 6, 2006)
10.24		Employment Agreement between the Registrant and Katy Murray dated August 4, 2006 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 10, 2006)

Exhibit
Number	Description

10.25	Sublease Agreement dated October 19, 2006 by and between the Registrant, as sublessor, and Cyworld, Inc., as sublessee, for the premises located at 575 Market Street, San Francisco, California (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 25, 2006)
21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see the signature page of this Annual Report)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management compensatory plan, contract or arrangement.