Form 10-Q
period 2007-03-31
TALEO CORP
filed 2007-05-10
CIK 1134203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 30, 2007, the registrant had 23,949,542 shares of Class A common stock and 1,356,359 shares of Class B common stock outstanding.

TALEO CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL INFORMATION
TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$73,933	$58,785
Restricted cash	216	2,722
Accounts receivable, less allowance for doubtful accounts of $680 and $585 at March 31, 2007 and December 31, 2006, respectively	34,496	25,952
Prepaid expenses and other current assets	4,287	3,657
Investment credit receivable	2,636	4,395

Total current assets	115,568	95,511

Property and equipment, net	12,865	12,928
Restricted cash	1,048	1,048
Other assets	2,637	1,448
Goodwill	8,069	6,028
Other intangibles, net	1,526	457

Total assets	$141,713	$117,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,411	$18,708
Customer deposits	2,636	80
Deferred revenue	26,583	18,547
Capital lease obligation, short-term	250	381

Total current liabilities	55,880	37,716

Non-current liabilities:
Customer deposits and long-term deferred revenue	360	360
Other liabilities	1,358	1,101
Capital lease obligation, long-term	7	17
Commitments and contingencies (Note 12)
Class B Redeemable Common Stock, $0.00001 par value, 4,038,287 shares authorized; 1,356,359 and 1,873,811 shares outstanding at March 31, 2007 and December 31, 2006	—	—

Total liabilities	57,605	39,194

Exchangeable share obligation	581	796

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 23,784,565 and 22,253,127 shares outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	137,795	133,610
Accumulated deficit	(54,362)	(56,329)
Treasury stock, at cost, 27,031 and 14,413 shares outstanding at March 31, 2007 and December 31, 2006, respectively	(324)	(158)
Accumulated other comprehensive income	418	307

Total stockholders’ equity	83,527	77,430

Total liabilities and stockholders’ equity	$141,713	$117,420

See accompanying Notes to Condensed Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Application	$23,655	$18,216
Consulting	5,062	3,948

Total revenue	28,717	22,164

Cost of revenue:
Application	5,100	4,486
Consulting	3,789	3,321

Total cost of revenue	8,889	7,807

Gross profit	19,828	14,357

Operating expenses:
Sales and marketing	8,517	6,353
Research and development	5,403	4,783
General and administrative	5,394	4,486

Total operating expenses	19,314	15,622

Operating income / (loss)	514	(1,265)

Other income / (expense):
Interest income	673	709
Interest expense	(19)	(30)

Total other income, net	654	679

Income / (loss) before provision for income taxes	1,168	(586)
Provision for income taxes	260	8

Net income / (loss) attributable to Class A common stockholders	$908	$(594)

Net income / (loss) attributable to Class A common stockholders per share — basic	$.04	$(0.03)

Net income / (loss) attributable to Class A common stockholders per share — diluted	$.03	$(0.03)

Weighted average Class A common shares — basic	22,804	18,789

Weighted average Class A common shares — diluted	26,014	18,789

See accompanying Notes to Condensed Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income /(loss)	$908	$(594)
Adjustments to reconcile net income /(loss) to net cash provided by operating activities:
Depreciation and amortization	1,268	1,170
Loss on disposal of fixed assets	—	180
Amortization of tenant inducements	(55)	(27)
Stock-based compensation expense	1,385	825
Director fees settled with stock	40	—
Bad debt expense	95	1
Interest earned on restricted cash	1	—
Changes in working capital accounts:
Accounts receivable	(8,422)	(5,483)
Prepaid expenses and other assets	(596)	(1,110)
Investment credit receivable	1,775	2,146
Accounts payable and accrued liabilities	6,990	(2,108)
Deferred revenues and customer deposits	10,513	8,982

Net cash provided by operating activities	13,902	3,982

Cash flows from investing activities:
Acquisition of property and equipment	(746)	(593)
Restricted cash decrease	2,507	19
Acquisition of business	(3,072)	—

Net cash used in investing activities	(1,311)	(574)

Cash flows from financing activities:
Principal payments on capital lease obligations	(142)	(145)
Proceeds from stock options and warrants exercised	2,542	101

Net cash provided by (used in) financing activities	2,400	(44)

Effect of exchange rate changes on cash and cash equivalents	157	21

Increase in cash and cash equivalents	15,148	3,385
Cash and cash equivalents:
Beginning of period	58,785	59,346

End of period	$73,933	$62,731

Supplemental cash flow disclosures:
Cash paid for interest	$4	$14

Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$229	$305
Contingent shares issuable	$—	$80
Contingent shares issued	$—	$81
Class B common stock exchanged for Class A common stock	$8,038	$—
Treasury stock acquired to settle payroll taxes	$166	$—
See accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Condensed Consolidated Financial Statements
     The condensed consolidated balance sheet of Taleo Corporation and Subsidiaries (“the Company”) as of March 31, 2007, the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 and the condensed consolidated statements of cash flows for three months ended March 31, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the Company for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.
2. Nature of Business and Basis of Presentation
     Nature of Business — The Company provides enterprise on demand talent management solutions that enable organizations of all sizes to establish, automate and manage their worldwide staffing processes for professional, hourly and temporary staff. The Company’s software applications are offered to customers primarily on a subscription basis.
     The Company was incorporated under the laws of the state of Delaware in May 1999 as Recruitsoft, Inc. and changed its name to Taleo Corporation in March 2004. The Company has principal offices in Dublin, California and Quebec City, Quebec and conducts its business worldwide, with wholly owned subsidiaries in Canada, France, The Netherlands, The United Kingdom, Singapore and Australia. The subsidiary in Canada performs the primary product development activities for the Company, and the other foreign subsidiaries are generally engaged in providing sales, account management and support activities.
     Basis of Presentation — The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Taleo Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. We have reclassified foreign exchange transaction adjustments and other net expenses of $24,000 presented in the three months ended March 31, 2006 from other income (expense), net to general administrative. Such reclassification did not affect total revenues or net loss.
     Recent Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The impact of FIN 48 on the Company’s financial position is discussed in Note 11.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of determining what effect, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.
3. Acquisition of JobFlash
     On March 2, 2007, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) by and among the Company, JobFlash, Inc. (“JobFlash”) and U.S. Bank National Association as Escrow Agent, for the acquisition by the Company of certain assets of JobFlash relating to JobFlash’s talent management and human resources solutions business (the “Transaction”). On March 7, 2007, the Company and JobFlash completed the Transaction. The total purchase price paid by the Company in connection with the Transaction was approximately $3.1 million, of which $0.5 million was placed into escrow for one year following the closing to be held as partial security for certain losses that may be incurred by the Company in the event of certain breaches of the representations and warranties covered in the Asset Purchase Agreement or certain other events. The total cost of the acquisition including estimates for legal, accounting, valuation and other professional fees was $3.3 million. Under the terms of the Transaction, the Company acquired substantially all of JobFlash’s intellectual property, technology, and customer contracts. The Company hired the majority of JobFlash’s sales, services, and development personnel. In addition, the Company assumed certain liabilities relating to the purchased assets. JobFlash provides a telephone interactive voice response solution for job applicants and interview scheduling solutions.
Under purchase accounting, the purchase price has been preliminarily allocated to the net identifiable intangible assets based on their estimated fair value at the date of acquisition. As part of our process we engaged an independent third party valuation provider to perform a valuation analysis to determine the fair values of certain identifiable intangible assets of JobFlash as of the valuation date. This analysis was used as the basis for the preliminary allocation of the purchase price among the acquired identifiable intangible assets of JobFlash. The excess of the purchase price over the net identifiable intangible assets has been recorded to goodwill.

Amounts
(In thousands)
Goodwill	$2,041
Developed technology	810
Customer relationship	290
Tradename	20

Total preliminary purchase price allocation	$3,161

Pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented are shown below.

	Three Months Ended March 31,
	2007	2006
	Consolidated Proforma
	(In thousands)
Revenue — application	$29,057	$22,514

Net income / (loss) attributable to Class A common stockholders	$688	$(1,284)

Net income / (loss) attributable to Class A common stockholders per share — basic	0.03	(0.07)
Net income / (loss) attributable to Class A common stockholders per share — diluted	0.03	(0.07)
Weighted average Class A common shares — basic	22,804	18,789
Weighted average Class A common shares — diluted	26,014	18,789
4. Stock-Based Compensation
     The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase programs.
     Under the provisions of SFAS 123(R), the Company recognizes the fair value of stock-based compensation in its financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. All of the Company’s stock awards are of an equity nature and there have been no liability awards granted. The Company recognizes compensation expense for the stock options, restricted stock awards, performance share awards and Employee Stock Purchase Plan (“ESPP”) purchases granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period. There was no stock-based compensation expense capitalized during the three months ended March 31, 2007. Shares issued as a result of stock option exercises, ESPP purchases, performance shares and restricted stock awards are issued out of common stock reserved for future issuance under our stock plans. SFAS 123(R) resulted in the Company recording compensation expense of $1.4 million, or $0.05 per diluted share, for the three months ended March 31, 2007 and $0.8 million, or $0.04 per share, for the three months ended March 31, 2006. The amount recorded in the three months ended March 31, 2007 and 2006 was recorded in the following expense categories:

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Cost of revenue	$153	$81
Sales and marketing	360	217
Research and development	243	123
General and administrative	629	404

Total	$1,385	$825

Stock Options
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
The weighted-average fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions used for share-based payment awards during the months ended March 31, 2007 and 2006:

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

Expected volatility	51%	48%
Risk-free interest rate	4.51% — 4.80%	4.57%
Expected life (in years)	6.25	6.25
Weighted-average exercise price per share of options granted	$15.35	$13.74
Weighted-average fair value per share of option granted	$8.44	$7.25
Forfeiture rate	24.15%	12.3%
Expected dividend yield	0%	0%
     Annualized estimated forfeiture rates based on the Company’s historical turnover rates have been used in calculating the cost of stock options. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated. No tax benefits have been attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.
     Class A Common Stock Option Plans
     At March 31, 2007, 639,345 shares were available for future grants under four of the Company’s option plans, excluding the White Amber stock option plan described below.
     The following table presents a summary of the Class A Common Stock option activity for the three months ended March 31, 2007, and related information:

		Weighted—Average
	Number of Options	Exercise Price

Outstanding — January 1, 2007	4,156,114	$10.52
Granted	413,847	$15.35
Exercised	(611,326)	$4.09
Forfeited	(109,929)	$13.25

Outstanding — March 31, 2007	3,848,706	$11.98

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 was $8.44 per option.

The total intrinsic value of options exercised during the three months ended March 31, 2007 was $6.8 million. As of March 31, 2007, the Company had 3,220,914 options vested or expected to vest over four years with an aggregate intrinsic value of $16.0 million and a weighted average exercise price of $11.70.
The following table summarizes stock options outstanding at March 31, 2007:

		Weighted—Average
		Remaining
	Number of Options	Contractual Life	Number of Options
Range of Exercise Prices	Outstanding	(Years)	Exercisable
$1.26 — $1.26	333	2.08	333
3.00 — 3.00	447,537	5.26	443,558
3.84 — 11.01	390,118	6.47	179,460
11.07 — 11.90	526,892	9.25	89,445
12.00 — 13.30	171,972	9.22	27,086
13.50 — 13.50	1,008,365	7.96	536,054
13.58 — 14.00	673,588	8.68	228,194
14.10 — 15.79	363,916	9.83	0
15.92 — 15.92	22,570	9.95	0
18.00 — 18.00	243,415	6.99	199,523

	3,848,706	7.98	1,703,653

The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $2.7 million and $0.2 million, respectively.
The aggregate intrinsic value for options outstanding and exercisable at March 31, 2007 was $10.9 million with a weighted-average remaining contractual life of 6.76 years.
     For options, the Company recorded $1.0 million and $0.8 million of compensation expense for the three months ended March 31, 2007 and March 31, 2006, respectively. Unamortized compensation cost was $10.8 million as of March 31, 2007. This cost is expected to be recognized over a weighted-average period of 2.78 years.
White Amber Stock Option Plan
     Pursuant to the October 21, 2003 purchase of White Amber, Inc., the Company issued 206,487 options at $0.78 per share under a new option plan (“the White Amber Stock Option Plan”). As of March 31, 2007, these options were fully vested. The following table presents a summary of the White Amber Stock Option Plan activity for the three months ended March 31, 2007 and related information:

		Average
		Weighted— Exercise
	Number of Options	Price
Outstanding — January 1, 2007	113,811	$0.78

Exercised	(51,052)	0.78

Outstanding — March 31, 2007	62,759	$$0.78

Options exercisable — March 31, 2007	62,759	$$0.78
     For the White Amber Stock Option Plan, the Company recorded $0 and $2,000 of compensation expense for the three months ended March 31, 2007 and March 31, 2006, respectively.
Restricted Stock and Performance Shares
     On May 31, 2006, the Compensation Committee of the Board of Directors of the Company approved a form of restricted stock agreement and a form of performance share agreement for use under the Company’s 2004 Stock Plan pursuant to which the Company has granted restricted stock and restricted stock units, which are the same as performance shares. The shares of restricted stock and performance share awards have a per share price of $0.00001 which equals the par value. The Company’s right to repurchase the restricted stock granted to employees lapses in accordance with a four year schedule and the performance shares granted to employees vest in accordance with a four year vesting schedule. The Company’s non-employee directors, excluding the Chairman of the Company’s Board of Directors, receive 50%, and may elect to receive up to 100%, of their board compensation as restricted stock or performance shares in lieu of cash compensation. The Chairman of the Board may elect to receive up to 100% of his compensation in the form of restricted stock. Such awards are granted on the first business day of each quarter and vest on the last day of each quarter. The fair value is measured based upon the closing Nasdaq market price of the underlying Company stock as of the date of grant. Restricted stock and performance share awards are amortized over the applicable reacquisition or vesting period using the straight-line method. Unamortized compensation cost was $2.7 million as of March 31, 2007. This cost is expected to be recognized over a weighted-average period between 2.3 — 3.0 years. Based on the Company’s limited historical voluntary turnover rates, an annualized estimated forfeiture rate of 6% has been used in calculating the cost. The following table presents a summary of the restricted stock awards and performance share awards for the three months ended March 31, 2007, and related information:

	Performance	Restricted	Weighted—Average
	Share	Stock	Grant-
	Awards	Awards	Date Fair Value
Repurchasable/nonvested balance — January 1, 2007	53,750	234,375	$11.75
Awarded	426	3,169	0.00
Released/vested	(13,549)	(19,161)	10.17
Forfeited/cancelled	—	(8,693)	11.12

Repurchasable/nonvested balance — March 31, 2007	40,627	209,690	$11.74

     For restricted stock and performance share agreements, the Company recorded $0.3 million and $0 of compensation expense for the three months ended March 31, 2007 and March 31, 2006, respectively.
Employee Stock Purchase Plan
     At March 31, 2007, there were 435,487 shares reserved for future issuance under the Company’s ESPP. Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally commence each May 1 and November 1. Shares will be purchased through employees’ payroll deductions, up to a maximum of 10% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more that 10,000 shares per offering or $25,000 worth of common stock in one calendar year. For the ESPP, the Company recorded $0.1 million and $0 of compensation expense for the three months ended March 31, 2007 and March 31, 2006. Unamortized compensation cost was $37,000 as of March 31, 2007. This cost is expected to be recognized over a one month period.

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Expected volatility	53%	—
Risk-free interest rate	5.09%	—
Expected life (in years)	0.5	—
Expected dividend yield	0%	—
5. Intangible Assets and Goodwill
During the three months ended March 31, 2007, the Company completed its acquisition of certain assets of JobFlash and is reflected in the table below. The increase of goodwill of approximately $2.0 million relates to the acquisition of certain assets of JobFlash and has been assigned to our application services line of business. Amortization of intangible assets was $52,000 and $0.2 million for the three months ended March 31, 2007 and 2006, respectively.

		As of March 31, 2007		As of December 31, 2006
	Weighted-
	Average Period of	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization
			(In thousands)
Identifiable intangible assets:
Existing technology	3.9 years	$3,121	$(1,954)	$2,311	$(1,914)
Customer relationships	2.9 years	1,277	(918)	967	(907)

Subtotal		4,398	(2,872)	3,278	(2,821)
Goodwill	—	6,028	—	6,028	—
Addition: goodwill from JobFlash	—	2,041	—	—	—

Total		$12,467	$(2,872)	$9,306	$(2,821)

Estimated Amortization Expense	(In thousands)
Remainder of 2007	$290
2008	388
2009	381
2010	263
2011	175
2012	29

Total	$1,526

6. Property and Equipment
     Property and equipment consists of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Computer hardware and software	$21,229	$20,106
Furniture and equipment	2,573	2,462
Leasehold improvements	2,679	2,661

	26,481	25,229
Less accumulated depreciation and amortization	(13,616)	(12,301)

Total	$12,865	$12,928

Property and equipment included capital leases totaling $0.9 million at March 31, 2007 and December 31, 2006, respectively. All of the capital leases are included in computer hardware and software classification above. Accumulated amortization relating to property and equipment under capital leases totaled $0.8 million and $0.7 million, at March 31, 2007 and December 31, 2006, respectively. Depreciation and amortization expense, including amortization of assets under capital leases but excluding amortization of intangible assets, was $1.0 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively.
7. Other Assets
     Other assets consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Deferred tax asset net of valuation allowance	$2,500	$1,284
Other	137	164

	$2,637	$1,448

8. Accounts Payable and Accrued Liabilities
      Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Accrued compensation	$9,245	$7,092
Accounts payable	2,709	2,388
Accrued liability — Taleo Contingent customer payments	9,681	1,740
Accrued liabilities and other	4,776	7,488

	$26,411	$18,708

9. Common Stock
     Contingently Issuable Shares
     The Company’s obligation to issue shares to former stockholders of White Amber pursuant to the White Amber acquisition agreement ended during the quarter ended December 31, 2006. As a result, no shares were issued to former stockholders of White Amber during the three months ended March 31, 2007. During the three months ended March 31, 2006, the Company issued 24,635 shares to certain former stockholders of White Amber. These shares became issuable, under the terms of the White Amber acquisition agreement, which requires the Company to issue shares to former stockholders of White Amber in the amount of forfeitures of Company stock options granted to former White Amber employees under the White Amber stock option plan.
     Class A Common Stock Warrants
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
     As of March 31, 2007, no Class A common stock warrants were outstanding.
Reserved Shares of Common Stock
     The Company has reserved the following number of shares of Class A common stock as of March 31, 2007 for the exchange of exchangeable shares, awarding of restricted stock awards, release of performance share awards, exercise of stock options and purchases under the employee stock purchase plan:

Exchange of exchangeable shares and redemption of Class B common stock	1,356,359
Class A Common Stock Plans (excluding the White Amber Stock Option Plan)	4,528,678
White Amber Stock Option Plan	62,759
Employee Stock Purchase Plan	435,487

Total	6,383,283

10. Related-Party Transactions
     The Company paid approximately $64,000 and $0.5 million during the three months ended March 31, 2007 and 2006 for professional services provided by a law firm, Wilson, Sonsini, Goodrich & Rosati, (“WSGR”) in which one of the members of the Company’s Board of Directors, Mark Bertelsen, is a member of the firm. During the three months ended March 31, 2007, Mr. Bertelsen resigned from the board. Amounts payable to WSGR were $71,000 and $34,000 at March 31, 2007 and December 31, 2006, respectively.
     Effective January 1, 2007, the Company entered into a consulting agreement with LT Management Inc. Louis Tetu, one of our directors, is the sole shareholder of LT Management Inc. According to the terms of the agreement, Mr. Tetu will perform certain sales support services for the Company, and the Company will pay Mr. Tetu CAD $12,500 per quarter. This agreement terminates on December 31, 2007. During the first quarter of 2007, Mr. Tetu was paid CAD $12,500. As of March 31, 2007, no amounts were payable to this related party.
11. Income Taxes
     Our provision for income taxes was approximately $260,000 for the three months ended March 31, 2007 and was due principally to taxable income generated from our international operations.
     In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007. The Company classified interest and penalties as a component of tax expense.
     The adoption of FIN 48 has resulted in a transition increase to the January 1, 2007 balance of retained earnings by approximately $1.1 million an increase of $0.1 million to long term taxes payable and a corresponding increase to deferred tax assets of $1.2 million.
     As of the adoption date of January 1, 2007, the Company had uncertain tax positions of approximately $4.3 million and the Company recorded an increase in uncertain tax positions of approximately $0.6 million as of March 31, 2007. Included in the $4.9 million ending balance at March 31, 2007 is approximately $2.8 million that represents uncertain tax positions associated with the ongoing Canada transfer price audit, discussed below. The remaining balance $2.1 million, which has been fully reserved, represents identified uncertain tax positions related to our other foreign subsidiary operations. Interest and penalties are immaterial at the date of adoption and are not included in the uncertain tax positions.
     As the Company has net operating loss carry forwards for Federal and state purposes, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years. With few exceptions, the Company is no longer subject to foreign income tax examinations by tax authorities for tax years before 2001.
Canada Revenue Audit:
     To date, certain of the Company’s positions have been examined by the Canada Revenue Agency (“CRA”).
     CRA Examination of Tax Year 1999. With respect to the Company’s 1999 tax year, the Company has undergone an examination by CRA regarding the transfer of intellectual property to us from our Canadian subsidiary. In September 2006, we entered into a settlement agreement with CRA with respect to this examination. The terms of the settlement requires the Company to make royalty payments to our Canadian subsidiary on certain revenues from outside of Canada for tax years 2000 through 2008. The royalty payments for the tax years 2000 through 2006 resulted in approximately CAD $2.6 million of additional income for our Canadian subsidiary. This additional income has been fully offset by net operating losses and carryforwards. Based on expected revenues subject to the royalty payment obligation, we currently project royalty payments for tax years 2007 and 2008 to approximate CAD $4.0 million for our Canadian subsidiary, although the amount will vary depending on our financial performance. Accordingly, we have not adjusted our deferred tax assets for future utilization of net operating losses and carryforwards to account for this potential assessment because of the uncertainty around realization.
     CRA Examination of Tax Years 2000 and 2001. In April 2006, CRA proposed an additional increase to taxable income for our Canadian subsidiary of approximately CAD $5.3 million in respect of our 2000 and 2001 tax years, which consists of CAD $2.3 million relating to income and expense allocations and CAD $3.0 million relating to our treatment of Quebec investment tax credits. We disagree with these 2000 and 2001 proposed adjustments and are contesting these matters through applicable CRA and judicial procedures, as appropriate. We have established an accrued liability that we believe will be sufficient to cover the estimated tax assessments in connection with these items.
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
     If sufficient evidence becomes available allowing us to more accurately estimate a probable income tax liability for income adjustments from the 1999 settlement for tax years 2007 and 2008 and CRA’s examination of our treatment of Quebec investment tax credits, we will apply net operating losses and carryforwards to the extent available and reserve against any remaining balances due by recording additional income tax expense in the period the liability becomes estimable.
     We are seeking United States tax treaty relief through the appropriate Competent Authority tribunals for the settlement entered into with CRA with respect to CRA’s examination of the 1999 tax year, and we will seek United States tax treaty relief for all subsequent final settlements entered into with CRA. Although we believe that we have reasonable basis for our tax positions, it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarter or annual period.

12. Commitments and Contingencies
     Operating Leases — The Company leases certain equipment, internet access services and office facilities, under non-cancelable operating leases or long-term agreements. Rental expense under these agreements for the three months ended March 31, 2007 and 2006 was approximately $1.8 million and $1.7 million, respectively.
     The minimum non-cancelable scheduled payments under these agreements at March 31, 2007 are as follows:

	Operating Leases
			Third
			Party		Total
	Equipment	Facility	Hosting	Other	Operating	Capital
	Leases	Leases	Facilities	Contracts	Leases	Leases	Total
	(In thousands)
Remainder of 2007	$2,153	$1,729	$686	$134	$4,702	$243	$4,945
2008	974	1,292	533	14	2,813	18	2,831
2009	77	1,145	—	—	1,222	—	1,222
2010	8	939	—	—	947	—	947
2011		960	—	—	960	—	960
2012		980	—	—	980	—	980
Thereafter		456	—	—	456	—	456

Total	$3,212	$7,501	$1,219	$148	$12,080	$261	$12,341

Less amounts representing interest						(4)

Present value of minimum lease payments						257
Less current portion						(250)

Noncurrent portion						$7

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
     In addition to pending litigation the Company has received the following notices of potential claims. In February 2005, the holder of patent number 6701313B1 verbally asserted that he believes the Company’s software products infringe upon this patent. Management reviewed this matter and believes that the Company’s software products do not infringe any valid and enforceable claim of this patent. In September 2005, a competitor wrote the Company to request that the Company enter into licensing discussions or advise them why the Company believes the functionality contained in some of the Company’s product offerings is not covered by their patent number 5999939. In February 2006, the same competitor informed the Company that it has received an additional patent, patent number 6996561, in related technology. Management has reviewed this matter and believes that the Company’s software products do not infringe any valid and enforceable claim of these patents. The Company believes that these patents would apply, if at all, to an optional feature of the Company’s product offerings used by some of the Company’s customers. The Company has engaged in discussions with the holder of patent numbers 5999939 and 6996561 with respect to the substance of these patents and the possibility of settlement but resolution of this potential claim is, as yet, uncertain. Finally, in September 2006, the holder of patent numbers 5537590 and 5701400 wrote the Company to inform the Company of its contention that the Company’s product offerings may infringe these patents. As of March 31, 2007, management is still investigating the substance of this assertion. To date, we are not aware of any legal claim that has been filed against us regarding these matters, but the Company can give no assurance that claims will not be filed.
     Income Taxes — The Company and its subsidiaries’ income tax returns are periodically examined by various tax authorities. In connection with such examinations, tax authorities raise issues and propose tax adjustments and the Company reviews and contests certain of the proposed tax adjustments. While the timing and ultimate resolution of these matters is uncertain, the Company anticipates that certain of these matters could be resolved during 2007.
     In connection with the Company’s adoption of FIN 48 on January 1, 2007, management has estimated approximately $0.1 million of cash settlements will be paid within one year and approximately $0.3 million of cash settlements may be paid in some future period extending beyond one year. The Company is unable, at this time, to reasonably determine in what future period the long term cash settlements may be paid. These contingency reserves have been excluded from the above tabular disclosure.
13. Net Income (Loss) Per Share
     For the period ended March 31, 2007, the Company had net income of $0.9 million. Diluted net income per share is calculated based on outstanding Class A Common Shares and Exchangeable Shares, since the latter are participating securities, but have no legal requirement to fund losses. Exchangeable Shares are represented by Common B Shares. Each Exchangeable Share can be converted to one Common A Share; therefore, Exchangeable shares are included in the calculation of fully diluted earnings per share.
     For the three months ended March 31, 2006, the Company had a net loss. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for the quarter ended March 31, 2006. Antidilutive securities, which consist of Exchangeable Shares, stock options, and warrants that are not included in the diluted net loss per share calculation, aggregated on a weighted average share basis to 6,643,583 and 3,209,502 for the three months ended March 31, 2006 and March 31, 2007.

     A summary of the loss or earnings applicable to each class of common shares is as follows:

	Three months ended March 31,
	2007			2006
	Class A Common	Class B Common	Total	Class A Common	Class B Common(1)	Total
	(In thousands, except share and per share data)

Allocation of net income (loss)	$908	—	$908	$(594)	—	$(594)
Weighted average shares outstanding — Basic	22,804	—	22,804	18,789	—	18,789
Weighted average shares outstanding — Diluted	24,658	1,356	26,014	18,789	4,038	N/A
Net income (loss) per share —basic	$0.04	$0	$0.04	$(0.03)	—	$(0.03)
Net income (loss) per share — diluted	$0.03	$0	$0.03	$(0.03)	—	$(0.03)

(1)	Class B common shares are non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. Exchangeable Shares are participating securities but are not presented in the table since the Company incurred losses for the three months ended March 31, 2006 and Exchangeable Shares have no legal requirement to fund such losses, making them antidilutive for all periods presented.
14. Segment and Geographic Information
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
     The following table presents a summary of operating segments:

	Application	Consulting	Total
	(In thousands)
Three Months Ended March 31, 2007:
Revenue	$23,655	$5,062	$28,717
Contribution margin(1)	13,152	1,273	14,425
2006:
Revenue	$18,216	$3,948	$22,164
Contribution margin(1)	8,948	626	9,574

(1)	The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.
     Profit Reconciliation:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Contribution margin for operating segments	$14,425	$9,574
Sales and marketing	(8,517)	(6,353)
General and administrative	(5,394)	(4,486)
Interest and other income, net	654	679

Income / (loss) before provision for income taxes	$1,168	$(586)

     Geographic Information:
     Revenue attributed to a country or region includes sales to multinational organizations and is based upon the country of location of the contracting party. Revenues as a percentage of total revenues are as follows:

	Three months Ended March 31,
	2007	2006
United States	92%	90%
Canada	5%	7%
All other	3%	3%

	100%	100%

     During the three months ended March 31, 2007 and 2006, there were no customers that individually represented greater than 10% of the Company’s total revenue. Also as of these dates, no customer represented greater than 10% of the Company’s accounts receivable.
15. Comprehensive Income/(Loss)
     Comprehensive loss includes foreign currency translation gains and losses.

	Three Months Ended
	March 31,
	2007	2006
Net income/(loss)	$908	$(594)
Net foreign currency translation gain	111	37

Comprehensive income/(loss)	$1,019	$(557)

16. Severance and Exit Costs
     During July 2006, the Company moved its corporate offices from San Francisco, California to Dublin, California. As a result of this relocation, the Company has recorded a provision for the exit from the San Francisco facility in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” As a part of this provision, the Company has taken into account that on October 19, 2006 it entered into an agreement to sublease its San Francisco facility, consisting of approximately 12,000 square feet. As of March 31, 2007, pursuant to the lease for the Company’s San Francisco facility, cash payments totaling $0.9 million remain to be made through July 2009 and the associated remaining unpaid lease costs, net of sublease rental income $0.7 million, as of March 31, 2007 is approximately $0.2 million. The total estimated cost associated with the exit from the San Francisco facility is $0.4 million.
Summary

	Liability		Liability
	Balance		Balance
Liability for the Remaining Net Lease Payments	December 31,		March 31,
for the San Francisco Facility	2006	Cash Payments	2007
	(In thousands)
Lease payments	$979	$(91)	$888
Sublease rental income	(691)	20	(671)

Net liability	$288	$(71)	$217

Relocation of Accounting and Finance Department
     On October 25, 2006, management announced a plan to transition all accounting and finance functions performed in the Quebec City, Quebec, Canada office to the corporate offices in Dublin, California by March 2007. This transition was complete as of March 31, 2007 except for one employee who was extended through April 5, 2007. Total cost of exit packages for terminated employees incurred during the three months ended March 31, 2007, was $47,000.
Transition of Time and Expense Services Processing
     As a result of the Company’s decision to exit the time and expense processing services related to its Taleo Contingent solution, there are approximately 30 full time positions that may be impacted as part of this transition, which is targeted to be complete by early 2008. If an employee is impacted and remains employed through the transition date, the terminated employee would be entitled to an exit package which the Company expects to total $0.5 million in aggregate. Total costs of estimated exit packages incurred during the three months ended March 31, 2007 was $0.1 million and was recorded as an operating expense.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue, cost of revenue and operating expenses, accounting estimates, gross profit, income taxes, the sufficiency of our cash, cash equivalents and cash provided by operating activities for the next twelve months, future capital requirements, arrangements with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies, the demand and expansion opportunities for our products, our customer base and our competitive position. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” or included elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2006. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     On March 2, 2007, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) by and among Taleo, JobFlash, Inc. (“JobFlash”) and U.S. Bank National Association as Escrow Agent, for the acquisition by us of certain assets of JobFlash relating to JobFlash’s talent management and human resources solutions business (the “Transaction”). On

March 7, 2007, Taleo and JobFlash completed the Transaction. The total consideration paid by us in connection with the Transaction was approximately $3.1 million, of which $0.5 million was placed into escrow for one year following the closing to be held as partial security for certain losses that may be incurred by us in the event of certain breaches of the representations and warranties covered in the Asset Purchase Agreement or certain other events. The total cost of the acquisition including estimates for legal, accounting, valuation and other professional fees was $3.3 million. Under the terms of the Transaction, we acquired substantially all of JobFlash’s intellectual property, technology, and customer contracts. We hired the majority of JobFlash’s sales, services, and development personnel. In addition, we assumed certain liabilities relating to the purchased assets. JobFlash provides a telephone interactive voice response solution for job applicants and interview scheduling solutions.
Sources of Revenue
     We derive our revenue from two sources: application revenue and consulting revenue.
Application Revenue
     Application revenue is generally comprised of subscription fees from customers accessing our applications, which includes the use of the application, application and data hosting and maintenance of the application. The majority of our application subscription revenue is recognized monthly over the life of the application agreement, based on a stated, fixed-dollar amount. Revenue associated with our Taleo Contingent solution is recognized based on a fixed contract percentage of the dollar amount invoiced for contingent labor through use of the application. However, on a going forward basis, we will no longer be entering into agreements to provide time and expense processing services for temporary workers, and, accordingly our revenue model based on a percentage of spend from such processing services will end. Our intention is to service our current customers to which we provide such time and expense processing services through the expiration of their current agreements with us. The average term of our application agreements for Taleo Enterprise Edition signed with new customers in the first quarter of 2007 and 2006 was approximately three years, although terms for Taleo Enterprise Edition application agreements signed in the first quarter of 2007 and 2006 ranged from one to ten years. Our customer renewal rates have historically been high. The term of application agreements for Taleo Business Edition is typically one year.
     Application agreements entered into during the first three months of 2007 and 2006 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations.
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

     Sales and Marketing
     Sales and marketing expenses consist primarily of salaries and related expenses for our sales and marketing staff, including commissions, marketing programs, and allocated overhead. Marketing programs include advertising, events, corporate communications, and other brand building and product marketing expenses. As our business grows, we plan to continue to increase our investment in sales and marketing by adding personnel, building our relationships with partners, expanding our domestic and international selling and marketing activities, building brand awareness, and sponsoring additional marketing events. We expect that our sales and marketing expenses will increase in dollar terms as a result of these activities.
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
     Revenue Recognition
     The Company generates revenue by providing its solutions to meet professional, hourly and temporary staffing needs. The Company derives its professional and hourly revenue primarily from subscription fees which cover hosting, application usage, and maintenance. These fees are collectively reflected as application revenue, and secondarily from professional implementation and consulting services, which are reflected as consulting revenue.
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
     Research and Development
     We account for software development costs under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Accordingly, we capitalize certain software development costs after technological feasibility of the product has been established. Such costs have been immaterial to date, and accordingly, no costs were capitalized during the three months ended March 31, 2007 and 2006.
     Stock Based Compensation
     We adopted SFAS 123R “Share-Based Payment” effective January 1, 2006. Under the provisions of SFAS 123(R), we recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. We have elected the modified prospective transition method for adopting SFAS 123(R), under which the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in our financial statements in the periods after the date of adoption using the same value determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in previous filings. We recognize compensation expense for the stock option awards granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period, see Note 4 — Stock-Based Compensation in our notes to our unaudited condensed consolidated condensed financial statements. Estimates are used in determining the fair value of such awards. Changes in these estimates could result in changes to our compensation charges.
     Goodwill, Other Intangible Assets and Long-Lived Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we conduct a test for the impairment of goodwill on at least an annual basis. We adopted October 1 as the date of the annual impairment test and, therefore, we performed our first annual impairment test on October 1, 2004. The impairment test compares the fair value of reporting units to their carrying amount, including goodwill, to assess whether impairment is present. Based on our most recent assessment test, we did not have impairment as of October 1, 2006. We will assess the impairment of goodwill annually on October 1, or sooner if other indicators of impairment arise.
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
     Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. In 2006, we reduced our valuation allowance in Canada by $1.3 million, since it was deemed more likely than not that these assets would be realized. We continue to maintain a full valuation allowance on our deferred tax assets associated with U.S. and other non-Canadian foreign operations. A portion of the remaining valuation allowance pertains to deferred tax assets established in connection with prior acquisitions, and to the extent that this portion of the valuation allowance is reversed in the future, goodwill will be adjusted. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.
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

	Three Months Ended March 31,
	2007	2006
Condensed Consolidated Statement of Operations Data:
Revenue:
Application	82%	82%
Consulting	18	18

Total revenue	100	100
Cost of revenue (as a percent of related revenue):
Application	22	25
Consulting	75	84

Total cost of revenue	31	35

Gross profit	69	65
Operating expenses:
Sales and marketing	30	29
Research and development	19	22
General and administrative	19	20

Total operating expenses	67	71

Operating income (loss)	2	(6)
Other income (expense):
Interest income	2	3
Interest expense	—	—

Total other income, net	2	3

Income (loss) before provision for income taxes	4	(3)
Provision for income taxes	1	—

Net income (loss)	3%	(3)%

Comparison of the Three Months Ended March 31, 2007 and 2006
     Revenue

	Three months ended March 31,
	2007	2006	$ change	% change
	(In thousands)
Applications revenue	$23,655	$18,216	$5,439	30%
Consulting revenue	5,062	3,948	1,114	28%

Total revenue	$28,717	$22,164	$6,553	30%

The increase in application revenue was attributable to increased sales of our applications, including sales to new customers and additional sales to our current customers. The increase in consulting revenue was attributable to higher demand for services from new and existing customers. The prices of our solutions and services were relatively consistent on a period-to-period comparative basis. Application revenue as a percentage of total revenue was 82% for the three months ended March 31, 2007 which is consistent with same period in the prior year. The geographic mix of total revenue for the three months ended March 31, 2007 was 92%, and 8% in the United States and Canada and the rest of the world, respectively, as compared to 90%, and 10%, respectively, for the three months ended March 31, 2006.
     Cost of Revenue

	Three months ended March 31,
	2007	2006	$ change	% change
	(In thousands)
Cost of revenue — applications	$5,100	$4,486	$614	14%
Cost of revenue — consulting	3,789	3,321	468	14%

Cost of revenue — total	$8,889	$7,807	$1,082	14%

     Cost of application revenue increased primarily as a result of a $0.2 million increase for our infrastructure costs relating to hardware, software and third-party fees for our hosting facilities, a $0.3 million increase in overhead allocation costs primarily resulting from an increase in employee benefits, and a $0.3 million increase for other employee-related costs partially offset by a $0.2 million decrease in the amortization expenses associated with certain fully amortized intangible assets. We believe that our cost of application revenue will increase as we add new customers and transaction volumes increase as a result of new and existing customer requirements.
     Cost of consulting revenue increased primarily as a result of a $0.6 million increase for employee-related costs for our consulting group resulting from an increase in headcount, and a $0.2 million increase in overhead allocation cost partially offset by reductions in temporary help of $0.1 million, travel of $0.1 million and telecommunication expenses of $0.1 million.

     Gross Profit and Gross Profit Percentage

	Three months ended March 31,
	2007	2006	$ change	% change
	(In thousands)
Gross profit
Gross profit — applications	$18,555	$13,730	$4,825	35%
Gross profit — consulting	1,273	627	646	103%

Gross profit — total	$19,828	$14,357	$5,471	38%

	Three months ended March 31,
	2007	2006	change
Gross profit percentage
Gross profit percentage — applications	78%	75%	3%
Gross profit percentage — consulting	25%	16%	9%
Gross profit percentage — total	69%	65%	4%
     Gross profit on applications of $18.6 million represents an increase of $4.9 million or 35% over the prior year quarter. Revenue grew by 30% over the same period. The higher gross profit percentage on applications revenue was driven by increased scale efficiencies in the use of our production infrastructure. We expect the gross profit percentage on applications to be consistent as we build out additional capacity in our production data centers in advance of anticipated growth.
     Gross profit on consulting of $1.3 million increased by $0.6 million or 103% over the same quarter in the prior year. The gross profit percentage improved from 16% to 25% over the same period. The margin improvement was driven in part by improved utilization of our consulting team. We believe that our gross profit margins on consulting revenues will remain stable over the coming quarters.
     Operating expenses

	Three months ended March 31,
	2007	2006	$ change	% change
	(In thousands)
Sales and marketing	$8,517	$6,353	$2,164	34%
Research and development	5,403	4,783	620	13%
General and administrative	5,394	4,486	908	20%
     Sales and marketing expenses for the first quarter of 2007 increased by 34% over the same quarter in the prior year in order to support our business growth. Our head count increased by 17 persons compared to the same quarter in the prior year resulting in an increase in employee related cost of $1.6 million and an increase in travel expenses of $0.2 million. Additionally, our overhead allocation cost increased by $0.4 million due in part to an increase in employee benefits. We expect sales and marketing expense over the near term will increase in dollar terms as we continue to grow our business; however we expect it to remain consistent as a percentage of revenue.
     Research and development expenses for the first quarter of 2007 increased by 13% over the same quarter in the prior year as a result of our investment in the development of future product releases. The increase consisted primarily of a $0.3 million increase in employee related costs, $0.2 million increase in overhead allocations cost, and $0.1 million increase in temporary help. We expect our research and development expenses will remain relatively consistent as a percentage of revenue in the short term.
     General and administrative expenses for the first quarter of 2007 grew by 20% over the same quarter in the prior year as a result of $1.7 million in higher employee related cost associated with the hiring of senior management in the third and fourth quarter of 2006 and an increase in employee benefit cost. These costs were partially offset by a $0.8 million allocation of overhead. We expect general and administrative expenses to decrease as a percentage of revenue over the near term.
     Contribution Margin

	Three months ended March 31,
	2007	2006	$ change	% change
	(In thousands)
Contribution Margin
Contribution margin — applications	$13,152	$8,948	$4,204	47%
Contribution margin — consulting	1,273	626	647	103%

Contribution margin — total	$14,425	$9,574	$4,851	51%

     Application contribution margin increased quarter over quarter as a result of an application revenue increase of $5.4 million while cost of application revenue only increased by $0.6 million. Additionally, the application revenue increase adequately covered the $0.6 million increase in research and development expenses. We attribute the increase in application contribution margin to our ability to meet the higher customer demands with existing capacity. Further, as mentioned in our explanation of gross profit on consulting, we attribute the increase in consulting contribution margin to improved utilization of consultants.

     Other income (expense)

	Three months ended March 31,
	2007	2006	$ change	% change
	(In thousands)
Interest income	$673	$709	$(36)	5%
Interest expense	(19)	(30)	11	(37)%

Total other income, net	$654	$679	$(25)	(4)%

     Interest income and interest expense
     Interest income — The decrease in interest income is attributable to decrease in cash balances during the first quarter of 2007 compared to the same quarter in the prior year.
     Interest expense — The reduction in interest expense is attributable to lower debt balances related to capital leases during the first quarter of 2007 compared to the same quarter in the prior year.
     Provision for Income Taxes

	Three months ended March 31,
	2007	2006	$ change
	(In thousands)
Provision for income taxes	$260	$8	252
     The increase in income tax expense is due principally to taxable income generated by our international operations. At March 31, 2007, a full valuation allowance has been provided against our U.S. and Non-Canadian deferred tax assets since it was deemed more likely than not these assets would not be realized. In 2006, we reversed our valuation allowance against our Canadian subsidiary’s deferred tax assets as it was determined these assets would more likely than not be realized in the future. If, based on the operating results of 2007 and a review of the realizability of our deferred tax assets, we were to conclude that some or all of our deferred tax asset valuation allowance was not required, this would likely have a material impact on our financial results in the form of reduced tax expense. However, there can be no assurance that we will achieve cumulative profitability during 2007 or that any reduction of our deferred tax asset reserves will actually occur.
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
     Compliance with income tax regulations require us to make decisions relating to the transfer pricing of revenues and expenses between our parent company and subsidiaries, the underlying value of the assets of the business, the ownership of assets, and the application of available tax credits. To date, certain of our positions have been examined by the Canada Revenue Agency (“CRA”).
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
     CRA Examination of Tax Years 2000 and 2001. In April 2006, CRA proposed an additional increase to taxable income for our Canadian subsidiary of approximately CAD $5.3 million in respect of our 2000 and 2001 tax years, which consists of CAD $2.3 million relating to income and expense allocations and CAD $3.0 million relating to our treatment of Quebec investment tax credits. We disagree with these 2000 and 2001 proposed adjustments and are contesting these matters through applicable CRA and judicial procedures, as appropriate. We have established an accrued liability that we believe will be sufficient to cover the estimated tax assessments in connection with these items.

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
     If sufficient evidence becomes available allowing us to more accurately estimate a probable income tax liability for income adjustments from the 1999 settlement for tax years 2007 and 2008 and CRA’s examination of our treatment of Quebec investment tax credits, we will apply net operating losses and carryforwards to the extent available and reserve against any remaining balances due by recording additional income tax expense in the period the liability becomes estimable.
     We are seeking United States tax treaty relief through the appropriate Competent Authority tribunals for the settlement entered into with CRA with respect to CRA’s examination of the 1999 tax year, and we will seek United States tax treaty relief for all subsequent final settlements entered into with CRA. Although we believe that we have reasonable basis for our tax positions, it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarter or annual period.
Liquidity and Capital Resources
     At March 31, 2007, our principal sources of liquidity was a net working capital balance of $59.7 million, including cash and cash equivalents totaling $73.9 million. Included in the $73.9 million is $9.6 million of funds designated for payment to Taleo Contingent customers.

	Three months ended March 31,
	2007	2006	$ change	% change
	(In thousands)
Cash provided by operating activities	$13,902	$3,982	$9,920	249%
Cash used in investing activities	(1,311)	(574)	(737)	128%
Cash provided by (used in) financing activities	2,400	(44)	2,444	5,555%
     Net cash provided by operating activities was $13.9 million for the three months ended March 31, 2007 compared to net cash provided by operating activities of $4.0 million for the three months ended March 31, 2006. Consistent with prior periods, cash provided by operating activities has historically been affected by revenues, changes in working capital accounts, particularly increases in accounts receivable, deferred revenue, and customer deposits, decreases in prepaids, add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Specifically in the three months ended March 31, 2007, deferred revenues increased as a result of the timing of closing customer renewals. Stock-based compensation expense in the three months ended March 31, 2007 was $1.4 million versus $0.8 million during the three months ended March 31 2006. This is a result of more stock options having been granted over the last twelve months as well as an increase in average stock price in the current three month period. During the three months ended March 31, 2007, cash provided by operating activities increased significantly over the same period in the prior year primarily due to the $9.6 million in Taleo Contingent customer funds mentioned above and our generating net income of $0.9 million versus a loss of $0.6 million in the first quarter of 2006.
     Net cash used in investing activities was $1.3 million for the three months ended March 31, 2007 compared to net cash used by investing activities of $0.6 million for the three months ended March 31, 2006. This decrease between periods was the result of the $3.0 million acquisition cost paid for JobFlash partially offset by a $1.7 million payment related to deposits incorrectly received from a customer of our Taleo Contingent product that were returned on January 4, 2007.
     Net cash provided by financing activities was $2.4 million for the three months ended March 31, 2007, compared to net cash used in financing activities of $44,000 for the three months ended March 31, 2006. This increase was due to $2.5 million in proceeds received from stock option and warrant exercises during the period, partially offset by principal payments on capital lease obligations.
     We believe our existing cash and cash equivalents and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new applications and enhancements to existing applications, and the continuing market acceptance of our applications. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
      Contractual Obligations
     Our principal commitments consist of obligations under leases for office space, operating leases for computer equipment and for third-party facilities that host our applications. Our commitments to settle contractual obligations in cash under operating leases and other purchase obligations is detailed in Note 12 of our unaudited condensed consolidated financial statements.

		Less Than			More Than
	Total	1 Year	1—2 Years	3—5 Years	5 Years
	(In thousands)
Capital lease obligations	$257	$239	$18	$—	$—
Interest payments	4	4	—	—	—
Facility leases	7,501	1,729	2,437	2,879	456
Operating equipment leases	3,212	2,153	1,051	8	—
Third party hosting facilities	1,219	686	533	—	—
Other purchase obligations	148	134	14	—	—

	$12,341	$4,945	$4,053	$2,887	$456

     Legal expenditures could also affect our liquidity. We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. See Note 12 of our unaudited condensed consolidated financial statements. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results and cash flows.
      Income Taxes
     The Company and its subsidiaries’ income tax returns are periodically examined by various tax authorities. In connection with such examinations, tax authorities raise issues and propose tax adjustments and the Company reviews and contests certain of the proposed tax adjustments. While the timing and ultimate resolution of these matters is uncertain, the Company anticipates that certain of these matters could be resolved during 2007.
     In connection with the Company’s adoption of FIN 48 on January 1, 2007, management has estimated approximately $0.1 million of cash settlements will be paid within one year and approximately $0.3 million of cash settlements will be paid in some future period extending beyond one year. The Company is unable to reasonably determine in what future period the long term cash settlement will be paid. These contingency reserves have been excluded from the above tabular disclosure.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Foreign Currency Exchange Risk
     Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. In the three months ended March 31, 2007, 5% and 3% of our revenue was denominated in Canadian dollars and currencies other than the U.S. or Canadian dollar, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our research and development operations that are maintained in Canada, with a small portion of expenses incurred outside of North America where our other international sales offices are located. We maintained $0.1 million of debt denominated in Canadian dollars as of March 31, 2007. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, British pound sterling, Euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the three months ended March 31, 2007, the Canadian dollar increased in value by a negligible amount over the U.S. dollar on an average basis compared to the same period in the prior year. This change in value had a minimal impact on our earnings for the first quarter of 2007. If the U.S. dollar weakens compared to the Canadian dollar, our operating results may be negatively impacted. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
      Interest Rate Sensitivity
     We had cash and cash equivalents of $73.9 million at March 31, 2007. This compared to $58.8 million at December 31, 2006. These amounts were held primarily in cash or money market funds. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various of our debt obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management evaluated, with the participation of chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the chief executive officer and chief financial officer have concluded that, due to the operating deficiency that has been classified as a material weakness as described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     In connection with the review of our financial statements for the quarter ended March 31, 2007 and prior to their issuance, management determined that an operating deficiency classified as a material weakness existed in Taleo’s internal control over financial reporting as a result of the identification of a material adjustment required which affected cash, accounts receivable and cash flows from operations. Current assets, total stockholders’ equity and the statement of operations were unaffected by this adjustment. No prior periods were affected. We have concluded that the error resulted from an operating deficiency and we are taking steps to remediate the deficiency.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We have incurred annual losses since our inception. As of March 31, 2007 we had incurred aggregate net losses of $40.6 million, which is our accumulated deficit of $54.4 million less $13.8 million of dividends and issuance costs on preferred stock. We may incur losses in the future as a result of expenses associated with the continued development and expansion of our business, expensing of stock options, marketing efforts, audit-related professional services and other requirements of being a public company, such as compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As we implement initiatives to grow our business, which include, among other things, acquisitions, plans for international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from completing these initiatives and achieving or sustaining profitability. As a result, our business could be harmed and our stock price could decline. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
      If our existing customers do not renew their software subscriptions and buy additional solutions from us, our business will suffer.
     We expect to continue to derive a significant portion of our revenue from renewal of software subscriptions and, to a lesser extent, service fees from our existing customers. As a result, maintaining the renewal rate of our software subscriptions is critical to our future success. Factors that may affect the renewal rate for our solutions include:
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
In connection with the December 31, 2005 year-end audit and in prior periods we identified deficiencies in our internal control over financial reporting that led us to restate our consolidated financial statements and we cannot be certain restatements will not occur again.
     In connection with the December 31, 2005 year-end audit of our financial statements, management and our independent registered public accounting firm identified deficiencies in our internal control over financial reporting. These were matters that in our judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in our financial statements. Under Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board (United States) these deficiencies were deemed to be material weaknesses. In particular, we discovered errors in respect to depreciation of fixed assets, and accrual of dividends on preferred stock which required adjustment. As a result, we restated our consolidated financial statements. We also identified a failure to appropriately apply GAAP to certain aspects of our financial reporting resulting from the lack of a properly designed financial reporting process and a lack of sufficient technical accounting expertise. Certain of such deficiencies were also deemed to be material weaknesses. We have remediated all known material weaknesses that were identified as part of the December 31, 2005 year end audit; however, we cannot be certain that the measures we have taken will ensure that those or similar deficiencies do not recur in the future. In addition, we recently identified a material weakness in connection with the evaluation of the effectiveness of our internal controls as of March 31, 2007, related to the identification of a material adjustment required which affected cash, accounts receivable and cash flow from operations. Any failure to maintain effective controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

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
     As a result of material weakness and deficiencies identified for the period ended December 31, 2005, during 2006 we completed a review and redesign of our internal controls over financial reporting related to our closing procedures and processes, our calculations of our reported numbers, including depreciation expense and fixed assets, and the need to strengthen our technical accounting expertise. While we remediated all material weaknesses in our internal control over financial reporting that existed on December 31, 2005, we recently identified a material weakness in connection with the evaluation of the effectiveness of our internal controls as of March 31, 2007, related to the identification of a material adjustment required which affected cash, accounts receivable and cash flow from operations. We continue to focus on improvements in our controls over financial reporting. For example, the steps below remain in process:
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
     We are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the listing standards of The Nasdaq Stock Market. These requirements have placed a strain on our systems and resources and will likely continue to do so. The Securities Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We had two restatements of historical financial information in 2005. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and operating results. In addition, we recently completed the move of our finance department, from Quebec City to Dublin, California to support our reporting and compliance requirements as a U.S. public company and we have recently hired additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. This relocation created strain on our employees and management. Further, the integration of newly hired or relocated employees may not be successful or may result in additional expense.
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
     We have made, and may continue to make, acquisitions or investments in companies, products, services, and technologies to expand our product offerings, customer base and business. We have limited experience in executing acquisitions. In October 2003, we acquired White Amber, which we introduced as Taleo Contingent, and in March 2005, we acquired Recruitforce.com, which we introduced as Taleo Business Edition. In March 2007, we acquired certain assets of JobFlash, Inc. Such acquisitions and investments involve a number of risks, including the following:
•	being unable to achieve the anticipated benefits from our acquisitions;
•	discovering that we may have difficulty integrating the accounting systems, operations, and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;
•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;
•	difficulty incorporating the acquired technologies or products into our existing code base;

•	problems arising from differences in the revenue or licensing model of the acquired business;
•	customer confusion regarding the positioning of acquired technologies or products;
•	difficulty maintaining uniform standards, controls, procedures and policies across locations;
•	difficulty retaining the acquired business’ customers; and
•	problems or liabilities associated with product quality, technology and legal contingencies.
     The consideration paid in connection with an investment or acquisition also affects our financial results. If we should proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. To the extent that we issue shares of stock or other rights to purchase stock, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, material one-time write-offs, or purchase accounting adjustments and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings. In addition, from time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as out-of-pocket costs.
We are discontinuing our time and expense processing services for temporary workers that comprised the managed services component of our Taleo Contingent solution and intend to provide time and expense processing services to our current customers only through the expiration of their current agreements. During this transition period, if we fail to finish outstanding implementations for new customers or if some of our Taleo Contingent customers reduce the number of transactions processed under their current contracts, fluctuations in the related revenue may occur which may harm our business and operating results.
     We have elected to integrate certain functions of our Taleo Contingent solution with the solutions of third party providers of time and expense processing for temporary workers. On a going forward basis we will no longer be entering into agreements to provide time and expense processing services for temporary workers and, accordingly, our revenue model based on a percentage of spend from such processing services will end. Our intention is to service our current customers to which we provide such time and expense processing services through the expiration of their current agreements with us. However, our current Taleo Contingent customers are not obligated to process temporary worker transactions exclusively through our solution and we cannot be certain that such customers will not elect to transition such transaction processing services to other providers before the expiration of their contracts with us. Our Taleo Contingent solution accounts for a significant portion of our revenue, and we cannot be certain that we can replace the lost revenue from other sources. As a result, if certain of our Taleo Contingent customers elect to stop processing temporary worker transactions through our system sooner than expected, our revenue could be disrupted. Further, we may find it difficult to replace the revenue we currently receive from the processing of temporary worker time and expense transactions and our results may be negatively impacted.
     Fluctuation in the processing of temporary workers will affect the revenue associated with our Taleo Contingent solution, which may harm our business and operating results.
     We currently generate revenue from our Taleo Contingent solution based on a fixed percentage of the dollar amount invoiced for temporary labor charges processed through our time and expense functionality. If our customers’ demand for temporary workers declines, or if the general wage rates for temporary workers decline, so will our customers’ associated spending for temporary workers, and, as a result, revenue associated with our Taleo Contingent solution will decrease and our business may suffer. In addition, our contracts for the Taleo Contingent solution do not generally contain minimum revenue or transaction commitments from our customers. Therefore, if we fail to finish any currently outstanding implementations for new customers or if existing customers elect to decrease the transactions processed via the Taleo Contingent solution, we may not recognize incremental revenue from new customers or our revenues from existing Taleo Contingent customers may decline.

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
     We intend to partner with additional business process outsourcing, or BPO, and human resource outsourcing, or HRO, providers that resell our staffing solutions as a component of their outsourced human resource services. If customers or potential customers begin to outsource their talent management functions to BPOs or HROs that do not resell our solutions, or to BPOs or HROs that choose to develop their own solutions, our business will be harmed. In addition, we have relationships with third-party consulting firms, system integrators and software and service vendors who provide us with customer referrals, integrate their complementary products with ours, cooperate with us in marketing our products and provide our customers with system implementation or maintenance services. If we fail to establish new strategic relationships or expand our existing relationships, or should any of these partners fail to work effectively with us or go out of business, our ability to sell our products into new markets and to increase our penetration into existing markets may be impaired.
The potential mergers of our competitors or other similar strategic alliances could weaken our competitive position or reduce our revenue.
     The market in which we operate appears to be in the midst of a period of vendor consolidation. If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Kronos recently acquired Unicru and is in the process of being acquired by the private equity firm Hellman & Friedman. Additionally, Kenexa recently acquired Brassring and ADP recently acquired VirtualEdge. Unicru, Brassring and VirtualEdge have been direct competitors of ours in the past and we are uncertain what impact these acquisitions will have on our market and our ability to compete against the merged companies.
     Our competitors may also establish or strengthen cooperative relationships with our current or future BPO partners, HRO partners, systems integrators, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our solutions. Disruptions in our business caused by these events could reduce our revenue.

If we are required to reduce our prices to compete successfully, our margins and operating results could be adversely affected.
     The intensely competitive market in which we do business may require us to reduce our prices. If our competitors offer discounts on certain products or services we may be required to lower prices or offer our solutions on less favorable terms to compete successfully. Several of our larger competitors have significantly greater resources than we have and are better able to absorb short-term losses. Any such changes would likely reduce our margins and could adversely affect our operating results. Some of our competitors may provide fixed price implementations or bundle product offerings that compete with ours for promotional purposes or as a long-term pricing strategy. These practices could, over time, limit the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the quantity of applications sold, our margins and operating results would be adversely affected.
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
     Any defects that cause interruptions in the availability or functionality of our solutions could result in:
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
     The market for on demand, vendor hosted enterprise software, also called software as a service or SaaS, is relatively new and there is uncertainty as to whether SaaS will achieve long-term market acceptance. Our customers access and use our software as a web-based solution that is hosted by us. If the preferences of our customers change and our customers require that they host our software themselves, either upon the initiation of a new agreement or upon the renewal of an existing agreement, we would experience a decrease in revenue from hosting fees, and potentially higher costs and greater complexity in providing maintenance and support for our software. Additionally, a very limited number of our customers have the contractual right to elect to host our software themselves prior to the expiration of their subscription agreements with us. If the number of customers purchasing hosting services from us decreases, we might not be able to decrease our expenses related to hosting infrastructure in the short term. Potential customers may be reluctant or unwilling to allow a vendor to host software or internal data on their behalf for a number of reasons, including security and data privacy concerns. If such organizations do not recognize the benefits of the on demand delivery model, then the market for our solutions may not develop at all, or may develop more slowly than we expect
If we fail to manage our hosting infrastructure capacity satisfactorily, our existing customers may experience service outages and our new customers may experience delays in the deployment of our solution.
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
     We have experienced system failures in the past. If our customers experience service interruptions or the loss or theft of their data caused by us, we may be required to issue credits pursuant to the terms of our contracts and may also be subject to financial liability or customer losses. Such credits could reduce our revenues below the levels that we have indicated we expect to achieve and adversely affect our margins and operating results.
     Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.
We must hire and retain key employees and recruit qualified personnel or our future success and business could be harmed.
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
     During the three months ended March 31, 2007, revenue generated outside of the United States was 8% of total revenue, with Canada accounting for 5% of total revenue. We currently have international offices in Australia, Canada, France, the Netherlands, Singapore and the United Kingdom; however, we currently maintain data centers only in the United States. We may expand our international operations, which will involve a variety of risks, including:

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	differing regulations in Quebec with regard to maintaining operations, products and public information in both French and English;

•	differing labor regulations, especially in the European Union and Quebec, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•	more stringent regulations relating to data privacy and the unauthorized use of, or access to, commercial and personal information, particularly in Europe and Canada;

•	reluctance to allow personally identifiable data related to non-U.S. citizens to be stored in databases within the United States, due to concerns over the United States government’s right to access personally identifiable data of non-U.S. citizens stored in databases within the United States or other concerns;

•	greater difficulty in supporting and localizing our products;

•	greater difficulty in localizing our marketing materials and legal agreements, including translations of these materials into local language;

•	changes in a specific country’s or region’s political or economic conditions;

•	challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	limited or unfavorable intellectual property protection; and

•	restrictions on repatriation of earnings.
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
     We currently have foreign sales denominated in foreign currencies, including the Canadian dollar, Australian dollar, the Euro, New Zealand dollar, Singapore dollar, British pound sterling and Swiss franc and may in the future have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a substantial portion of our operating expenses in Canadian dollars and, to a much lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively affect our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.
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
     We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future, see Note 12 — Commitments and Contingencies in our notes to our unaudited condensed consolidated financial statements.
Our results of operations may be adversely affected if we are subject to a protracted infringement claim or a claim that results in a significant award for damages.
     We expect that software product developers such as ourselves will increasingly be subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. To date, we are not aware of any legal claim that has been filed against us regarding these matters but such claims have been threatened, see Note 12 — Commitments and Contingencies in our notes to our unaudited condensed consolidated financial statements. We can give no assurance that such claims will not be filed in the future. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:
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
     In order to manage our business effectively, we must continually manage headcount in an efficient manner. In the past we have undergone facilities consolidations and headcount reductions in certain locations and departments, and we may do so again. In such events we may incur charges for employee severance. As many employees are located in jurisdictions outside of the United States, we are required to pay the severance amounts legally required in such jurisdictions, which may exceed those of the United States. Further, we believe reductions in our workforce and facility consolidation create anxiety and uncertainty, and may adversely affect employee morale. These measures could adversely affect our employees that we wish to retain and may also adversely affect our ability to hire new personnel. They may also negatively affect customers.
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
     CRA Examination of Tax Years 2000 and 2001. In April 2006, CRA proposed an additional increase to taxable income for our Canadian subsidiary of approximately CAD $5.3 million in respect of our 2000 and 2001 tax years, which consists of CAD $2.3 million relating to income and expense allocations and CAD $3.0 million relating to our treatment of Quebec investment tax credits. We disagree with these 2000 and 2001 proposed adjustments and are contesting these matters through applicable CRA and judicial procedures, as appropriate. We have established an accrued liability that we believe will be sufficient to cover the estimated tax assessments in connection with these items.
     CRA Examination Impact on Future Tax Years. The CRA issue relating to the treatment of the Quebec investment tax credit in tax years 2000 and 2001 will have bearing on the tax treatment applied in subsequent periods that are not currently under examination. If CRA renders an unfavorable opinion for tax years 2000 and 2001, such adjustments could have a material impact on tax years after 2001. We estimate the potential range of additional income subject to Canadian income tax for tax years 2000 through 2006 as a result of the Quebec investment tax credit to be between CAD $1.0 and $17.0 million, including CRA’s proposed assessment of CAD $3.0 million for the 2000 and 2001 tax years, as discussed above.
     If sufficient evidence becomes available allowing us to more accurately estimate a probable income tax liability for income adjustments from the 1999 settlement for tax years 2007 and 2008 and CRA’s examination of our treatment of Quebec investment tax credits, we will apply net operating losses and carryforwards to the extent available and reserve against any remaining balances due by recording additional income tax expense in the period the liability becomes estimable.
     We are seeking United States tax treaty relief through the appropriate Competent Authority tribunals for the settlement entered into with CRA with respect to the CRA’s examination of the 1999 tax year, and we will seek United States tax treaty relief for all subsequent final settlements entered into with CRA. Although we believe that we have reasonable basis for our tax positions, it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarter or annual period.

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
     We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future solutions and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market intensifies. Successful promotion of our brand will depend largely upon the effectiveness of our marketing efforts and on our ability to provide reliable and useful solutions at competitive prices. In the past, our efforts to build our brand have involved significant expense, and we expect to increase that expense in connection with our branding and marketing processes. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to promote successfully and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.
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
     As of March 31, 2007, 1,356,359 shares of our Class B common stock are held by holders of our exchangeable shares in order to allow them voting rights in Taleo without having to exchange their shares in 9090-5415 Quebec Inc. and suffer the corresponding Canadian tax consequences. These Class B shares vote as a class with our Class A common stock and, upon exchange of the exchangeable shares for Class A common stock, will be redeemed on the basis of one share of Class B common stock redeemed for each one share of Class A common stock issued. Therefore, approximately 5.4% of the voting power of our outstanding shares as of March 31, 2007, is held by the Class B common stockholders and will continue to be held by them until they decide to exchange their exchangeable shares. Accordingly, our Class B common stock constitutes, and is expected to continue to constitute, a significant portion of the shares entitled to vote on all matters requiring approval by our stockholders.
The lease for our headquarters is incremental to an existing lease on our former headquarters facility in San Francisco, California. If the sublessor at our San Francisco facility is unable to meet its obligations under the sublease, it is likely we would need to recognize a loss for the expected sublease rental income.
     We leased a 35,000 square foot facility in Dublin, California in March 2006 for a seven year term as our new headquarters. In addition, we have approximately 12,000 square feet of space relating to our previous headquarters facility in San Francisco, California that we have subleased. If the sublessor of our San Francisco facility is unable to meet its obligations under the sublease, we may have difficulty finding a new sublessor for the facility. We may incur additional costs and may not receive sublease rental income during periods of vacancy.

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
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Summary of the 2007 Executive Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2007)

10.2	Description of Compensation Arrangement with Eric Herr

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION
	By:	/s/ Katy Murray
Katy Murray
Date: May 10, 2007		Chief Financial Officer

Exhibit Index

Exhibit
Number	Description
10.1	Summary of the 2007 Executive Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2007)

10.2	Description of Compensation Arrangement with Eric Herr

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.