Form 10-Q
period 2007-06-30
TALEO CORP
filed 2007-08-09
CIK 1134203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 31, 2007, the registrant had 24,857,166 shares of Class A common stock and 735,652 shares of Class B common stock outstanding.

TALEO CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL INFORMATION
TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$69,020	$58,785
Restricted cash	238	2,722
Accounts receivable, less allowance for doubtful accounts of $895 and $585 at June 30, 2007 and December 31, 2006, respectively	31,993	25,952
Prepaid expenses and other current assets	5,012	3,657
Investment credit receivable	3,645	4,395

Total current assets	109,908	95,511

Property and equipment, net	17,837	12,928
Restricted cash	848	1,048
Other assets	2,687	1,448
Goodwill	8,058	6,028
Other intangibles, net	1,429	457

Total assets	$140,767	$117,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,400	$18,708
Customer deposits	1,752	80
Deferred revenue	28,238	18,547
Capital lease obligation, short-term	96	381

Total current liabilities	47,486	37,716

Non-current liabilities:
Customer deposits and long-term deferred revenue	—	360
Other liabilities	5,703	1,101
Capital lease obligation, long-term	3	17
Commitments and contingencies (Notes 11 and 12)
Class B Redeemable Common Stock, $0.00001 par value, 4,038,287 shares authorized; 980,460 and 1,873,811 shares outstanding at June 30, 2007 and December 31, 2006	—	—

Total liabilities	53,192	39,194

Exchangeable share obligation	458	796

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 24,585,550 and 22,253,127 shares outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	142,163	133,610
Accumulated deficit	(56,115)	(56,329)
Treasury stock, at cost, 14,413 shares outstanding at December 31, 2006	—	(158)
Accumulated other comprehensive income	1,069	307

Total stockholders’ equity	87,117	77,430

Total liabilities and stockholders’ equity	$140,767	$117,420

See accompanying Notes to Condensed Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Application	$25,596	$19,031	$49,251	$37,247
Consulting	5,358	4,441	10,420	8,389

Total revenue	30,954	23,472	59,671	45,636

Cost of revenue:
Application	5,340	4,821	10,440	9,307
Consulting	4,670	3,212	8,459	6,533

Total cost of revenue	10,010	8,033	18,899	15,840

Gross profit	20,944	15,439	40,772	29,796

Operating expenses:
Sales and marketing	8,471	7,919	16,988	14,272
Research and development	5,492	4,818	10,895	9,600
General and administrative	6,482	5,287	11,876	9,774

Total operating expenses	20,445	18,024	39,759	33,646

Operating income / (loss)	499	(2,585)	1,013	(3,850)

Other income / (expense):
Interest income	676	777	1,349	1,486
Interest expense	(10)	(13)	(29)	(43)

Total other income, net	666	764	1,320	1,443

Income / (loss) before provision for income taxes	1,165	(1,821)	2,333	(2,407)
Provision for income taxes	2,918	7	3,178	15

Net loss attributable to Class A common stockholders	$(1,753)	$(1,828)	$(845)	$(2,422)

Net loss per share attributable to Class A common stockholders — basic and diluted	$(0.07)	$(0.10)	$(0.04)	$(0.13)

Weighted-average Class A common shares — basic and diluted	23,908	19,229	23,359	19,013

See accompanying Notes to Condensed Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(845)	$(2,422)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,827	2,314
Loss on disposal of fixed assets	—	181
Amortization of tenant inducements	(93)	(52)
Stock-based compensation expense	2,965	2,212
Director fees settled with stock	112	—
Bad debt expense	310	1
Interest earned on restricted cash	1	—
Changes in working capital accounts:
Accounts receivable	(5,986)	(1,962)
Prepaid expenses and other assets	(1,272)	(664)
Investment credit receivable	1,115	1,658
Accounts payable and accrued liabilities	(218)	(115)
Deferred revenues and customer deposits	10,747	6,971

Net cash provided by operating activities	9,663	8,122

Cash flows from investing activities:
Acquisition of property and equipment	(4,082)	(5,100)
Restricted cash decrease	2,704	46
Acquisition of business	(3,071)	—

Net cash used in investing activities	(4,449)	(5,054)

Cash flows from financing activities:
Principal payments on capital lease obligations	(308)	(293)
Proceeds from stock options and warrants exercised	5,083	859

Net cash provided by financing activities	4,775	566

Effect of exchange rate changes on cash and cash equivalents	246	70

Increase in cash and cash equivalents	10,235	3,704
Cash and cash equivalents:
Beginning of period	58,785	59,346

End of period	$69,020	$63,050

Supplemental cash flow disclosures:
Cash paid for interest	$7	$25

Cash paid for income taxes	$124	$—

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$3,686	$2,625
Contingent shares issuable	$—	$80
Contingent shares issued	$—	$81
Class B common stock exchanged for Class A common stock	$16,101	$12,090
Treasury stock issued to employees under ESPP	$450	$—
Treasury stock acquired to settle payroll taxes	$292	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Condensed Consolidated Financial Statements
     The condensed consolidated balance sheet of Taleo Corporation and its subsidiaries (“the Company”) as of June 30, 2007, the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flows for six months ended June 30, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the Company for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.
2. Nature of Business and Basis of Presentation
     Nature of Business — The Company provides enterprise on demand talent management solutions that enable organizations of all sizes to establish, automate and manage their worldwide staffing processes for professional, hourly and temporary staff. The Company’s software applications are offered to customers primarily on a subscription basis.
     The Company was incorporated under the laws of the state of Delaware in May 1999 as Recruitsoft, Inc. and changed its name to Taleo Corporation in March 2004. The Company has principal offices in Dublin, California and Quebec City, Quebec and conducts its business worldwide, with wholly owned subsidiaries in Canada, France, the Netherlands, the United Kingdom, Singapore and Australia. The subsidiary in Canada performs the primary product development activities for the Company’s Taleo Enterprise Edition offering, and the other foreign subsidiaries are generally engaged in providing sales, account management and support activities.
     Basis of Presentation — The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Taleo Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. We have reclassified foreign exchange transaction adjustments and other net expenses of $24,000 presented in the six months ended June 30, 2006 from other income (expense), net to general administrative. Such reclassification did not affect total revenues or net loss.
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
3. Acquisition of JobFlash
     On March 2, 2007, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) by and among the Company, JobFlash, Inc. (“JobFlash”) and U.S. Bank National Association as escrow agent, for the acquisition by the Company of certain assets of JobFlash relating to JobFlash’s talent management and human resources solutions business (the “Transaction”). On March 7, 2007, the Company and JobFlash completed the Transaction. The total purchase price paid by the Company in connection with the Transaction was approximately $3.1 million, of which $0.5 million was placed into escrow for one year following the closing to be held as partial security for certain losses that may be incurred by the Company in the event of certain breaches of the representations and warranties covered in the Asset Purchase Agreement or certain other events. The total cost of the acquisition including estimates for legal, accounting, valuation and other professional fees was $3.3 million. Under the terms of the Transaction, the Company acquired substantially all of JobFlash’s intellectual property, technology and customer contracts. The Company hired the majority of JobFlash’s sales, services and development personnel. In addition, the Company assumed certain liabilities relating to the purchased assets. JobFlash provides a telephone interactive voice response solution for job applicants and interview scheduling solutions. During the three months ended June 30, 2007, the Company reduced goodwill by approximately $11,000 as a result of adjustments made to previously recorded estimates.
Under purchase accounting, the purchase price has been preliminarily allocated to the net identifiable intangible assets based on their estimated fair value at the date of acquisition. We also performed a preliminary allocation of the purchase price among the acquired identifiable intangible assets of JobFlash. The excess of the purchase price over the net identifiable intangible assets has been recorded to goodwill.

Amounts
(In thousands)
Goodwill	$2,030
Developed technology	810
Customer relationship	290
Tradename	20

Total preliminary purchase price allocation	$3,150

Pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented are shown below.

	Six Months Ended June 30,
	2007	2006
	Consolidated Proforma
	(In thousands, except per share data)
Revenue	$60,011	$46,330

Net loss attributable to Class A common stockholders	$(1,065)	$(4,098)

Net income loss attributable to Class A common stockholders per share — basic and diluted	$(0.05)	$(0.22)
Weighted average Class A common shares — basic and diluted	23,359	19,013
4. Stock-Based Compensation
     The Company issues stock options, restricted stock, and performance shares to its employees and non-employee directors and provides employees the right to purchase stock pursuant to an employee stock purchase plan (“ESPP”).
     Under the provisions of SFAS 123(R), the Company recognizes the fair value of stock-based compensation in its financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. All of the Company’s stock awards are of an equity nature and there have been no liability awards granted. The Company recognizes compensation expense for the stock options, restricted stock awards, performance share awards and ESPP purchases granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period. There was no stock-based compensation expense capitalized during the six months ended June 30, 2007. Shares issued as a result of stock option exercises, ESPP purchases, performance share awards and restricted stock awards are issued out of common stock reserved for future issuance under our stock plans. SFAS 123(R) resulted in the Company recording compensation expense of $1.6 million, or $0.07 per diluted share, for the three months ended June 30, 2007 and $3.0 million, or $0.13 per diluted share, for the six months ended June 30, 2007. The Company recorded compensation expense of $1.4 million, or $0.07 per diluted share, for the three months ended June 30, 2006 and $2.2 million, or $0.12 per diluted share, for the six months ended June 30, 2006. The amount recorded in the three and six months ended June 30, 2007 and 2006 was recorded in the following expense categories:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Cost of revenue	$200	$98	$353	$179
Sales and marketing	403	246	763	463
Research and development	285	154	528	277
General and administrative	692	889	1,321	1,293

Total	$1,580	$1,387	$2,965	$2,212

Stock Options
     The Company estimates the fair value of options granted using the Black-Scholes option valuation model. The Company estimates the expected volatility of our common stock at the date of grant based on a combination of our historical volatility and the volatility of comparable companies, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company estimates expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the first six months of 2007 and during the fiscal year ended December 31, 2006. We elected to use the simplified method due to a lack of term data as we had recently gone public in October 2005 and our options meet the criteria of the “plain-vanilla” option as defined by SAB 107. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis over the requisite service period of the options that is generally 4 years.
The weighted-average fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions used for share-based payment awards during the six months ended June 30, 2007 and 2006:

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Expected volatility	49% – 51%	48% - 55%
Risk-free interest rate	4.51% - 5.09%	4.57% -5.02%
Expected life (in years)	5.5 - 6.25	6.25
Forfeiture rate	24.15% - 24.22%	12.3% – 17.1%
Expected dividend yield	0%	0%
For the three and six months ended June 30, 2007, the weighted-average exercise price per share of options granted was $18.04 and $16.73, respectively, while the weighted-average fair value per share of options granted for the same period was $9.61 and $9.04, respectively.
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
     Class A Common Stock Option Plans
     At June 30, 2007, 262,389 shares were available for future grants under four of the Company’s option plans, excluding the White Amber stock option plan described separately below.
     The following table presents a summary of the Class A Common Stock option activity for the six months ended June 30, 2007, and related information:

		Weighted—Average
	Number of Options	Exercise Price
Outstanding — January 1, 2007	4,156,114	$10.52
Granted	413,847	$15.35
Exercised	(611,326)	$4.09
Forfeited	(109,929)	$13.25

Outstanding — March 31, 2007	3,848,706	$11.98
Granted	435,060	$18.04
Exercised	(320,512)	$7.06
Forfeited	(64,674)	$13.53

Outstanding — June 30, 2007	3,898,580	$13.03

The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $3.6 million and $10.4 million, respectively. As of June 30, 2007, the Company had 3,224,136 options vested or expected to vest over four years with an aggregate intrinsic value of $31.6 million and a weighted average exercise price of $12.73.
     The following table summarizes stock options outstanding at June 30, 2007:

		Weighted—Average
		Remaining
	Number of Options	Contractual Life	Number of Options
Range of Exercise Prices	Outstanding	(Years)	Exercisable
$3.00 — $3.00	281,495	5.21	279,768
3.01 — 11.01	346,542	6.58	142,967
11.02 — 11.90	482,574	9.00	174,826
11.91 — 13.30	158,183	8.97	30,077
13.50 — 13.50	984,310	7.71	579,849
13.58 — 14.00	606,544	8.46	222,230
14.10 — 15.79	363,916	9.58	8,112
15.80 — 17.91	407,030	9.84	—
17.92 — 18.00	222,486	6.74	191,999
18.01 — 21.31	45,500	9.94	—

Total	3,898,580	8.13	1,629,828

The total fair value of shares vested during the three and six months ended June 30, 2007 was $5.7 million and $10.1 million, respectively. The total fair value of shares vested during the three and six months ended June 30, 2006 was $1.6 million and $4.8 million, respectively.
The aggregate intrinsic value for options outstanding and exercisable at June 30, 2007 was $18.2 million with a weighted-average remaining contractual life of 7.0 years.
     For options, the Company recorded $1.1 million and $2.2 million of compensation expense for the three and six months ended June 30, 2007, respectively and recorded $1.2 million and $2.0 million of compensation expense for the three and six months ended June 30, 2006. Unamortized compensation cost was $12.4 million as of June 30, 2007. This cost is expected to be recognized over a weighted-average period of 2.74 years.
White Amber Stock Option Plan
     Pursuant to the October 21, 2003 purchase of White Amber, Inc., the Company issued 206,487 options at $0.78 per share under a new option plan (“the White Amber Stock Option Plan”). As of June 30, 2007, these options were fully vested. The following table presents a summary of the White Amber Stock Option Plan activity for the six months ended June 30, 2007 and related information:

		Average
		Weighted— Exercise
	Number of Options	Price
Outstanding — January 1, 2007	113,811	$0.78
Exercised	(51,052)	0.78

Outstanding — March 31, 2007	62,759	0.78
Exercised	(16,101)	0.78

Outstanding — June 30, 2007	46,658	0.78

Options exercisable — June 30, 2007	46,658	0.78

     For the White Amber Stock Option Plan, the Company recorded $0 compensation expense for the three and six months ended June 30, 2007 and $2,000 and $4,000 for the three and six months ended June 30, 2006, respectively.
Restricted Stock and Performance Shares
     On May 31, 2006, the Compensation Committee of the Board of Directors of the Company approved a form of restricted stock agreement and a form of performance share agreement for use under the Company’s 2004 Stock Plan pursuant to which the Company has granted restricted stock and restricted stock units, which are the same as performance shares. The shares of restricted stock and performance share awards have a per share price of $0.00001 which equals the par value. The Company’s right to repurchase the restricted stock granted to employees lapses in accordance with a four year schedule and the performance shares granted to employees vest in accordance with a four year vesting schedule. The Company’s non-employee directors, excluding the Chairman of the Company’s Board of Directors, receive 50%, and may elect to receive up to 100%, of their board compensation as restricted stock or performance shares in lieu of cash compensation. The Chairman of the Board may elect to receive up to 100% of his compensation in the form of restricted stock. Such awards are granted on the first business day of each quarter and vest on the last day of each quarter. The fair value is measured based upon the closing Nasdaq market price of the underlying Company stock as of the date of grant. Restricted stock and performance share awards are amortized over the applicable reacquisition or vesting period using the straight-line method. Unamortized compensation cost was $2.9 million as of June 30, 2007. This cost is expected to be recognized over a weighted-average period between 2.2 – 2.75 years. Based on the Company’s limited historical voluntary turnover rates, an annualized estimated forfeiture rate of 4% has been used in calculating the cost. The following table presents a summary of the restricted stock awards and performance share awards for the six months ended June 30, 2007, and related information:

	Performance	Restricted	Weighted—Average
	Share	Stock	Grant-
	Awards	Awards	Date Fair Value
Repurchasable/nonvested balance — January 1, 2007	53,750	234,375	$11.75
Awarded	426	3,169	0.00
Released/vested	(13,549)	(19,161)	10.17
Forfeited/cancelled	—	(8,693)	11.12

Repurchasable/nonvested balance — March 31, 2007	40,627	209,690	$11.74
Awarded	1,067	24,158	15.57
Released/vested	(4,194)	(19,098)	9.82
Forfeited/cancelled	(3,750)	(7,500)	11.90

Repurchasable/nonvested balance — June 30, 2007	33,750	207,250	$12.36

     For restricted stock and performance share agreements, the Company recorded $0.3 million and $0.5 million of compensation expense for the three and six months ended June 30, 2007, respectively, and $0.1 million for the three and six months ended June 30, 2006, respectively.
Employee Stock Purchase Plan
     Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally commence each May 1 and November 1. Shares will be purchased through employees’ payroll deductions, up to a maximum of 10% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more that 10,000 shares per offering or $25,000 worth of common stock in one calendar year. For the ESPP, the Company recorded $0.2 million and $0.3 million of compensation expense for the three and six months ended June 30,

2007, respectively, and $0.1 million for each of the three and six months ended June 30, 2006. Unamortized compensation cost was $0.2 million as of June 30, 2007. This cost is expected to be recognized over a four month period.

Shares
Shares reserved for issuance under ESPP – January 1, 2007	435,487
Shares issued to employees – April 30, 2007	(75,027)

Shares reserved for issuance under ESPP – June 30, 2007	360,460

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Expected volatility	49% -53%	55%
Risk-free interest rate	4.93% - 5.09%	5.24%
Expected life (in years)	0.50	0.46
Expected dividend yield	0%	0%
5. Intangible Assets and Goodwill
In March 2007, the Company completed its acquisition of certain assets of JobFlash and such assets are reflected in the table below. The increase of goodwill of approximately $2.0 million relates to the acquisition of certain assets of JobFlash and has been assigned to our application line of business. During the three months ended June 30, 2007, the Company made adjustments to previously recorded estimates associated with JobFlash resulting in a decrease in goodwill of approximately $11,000. Amortization of intangible assets was $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2006, respectively.

		As of June 30, 2007		As of December 31, 2006
	Weighted-
	Average Period of	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization
	(In thousands)
Identifiable intangible assets:
Existing technology	3.9 years	$3,121	$(2,026)	$2,311	$(1,914)
Customer relationships	2.9 years	1,277	(943)	967	(907)

Subtotal		4,398	(2,969)	3,278	(2,821)
Goodwill	—	8,058	—	6,028	—

Total		$12,456	$(2,969)	$9,306	$(2,821)

Estimated Amortization Expense	(In thousands)
Remainder of 2007	$193
2008	388
2009	381
2010	263
2011	175
2012	29

Total	$1,429

6. Property and Equipment
     Property and equipment consists of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Computer hardware and software	$28,416	$20,106
Furniture and equipment	2,625	2,462
Leasehold improvements	2,865	2,661

	33,906	25,229
Less accumulated depreciation and amortization	(16,069)	(12,301)

Total	$17,837	$12,928

Property and equipment included capital leases totaling $1.0 million at June 30, 2007 and $0.9 million at December 31, 2006, respectively. All of the capital leases are included in computer hardware and software classification above. Accumulated amortization relating to property and equipment under capital leases totaled $0.9 million and $0.7 million, at June 30, 2007 and December 31, 2006, respectively. Depreciation and amortization expense, including amortization of assets under capital leases but excluding amortization of intangible assets, was $1.5 million and $2.7 million for the three and six months ended June 30, 2007, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2006, respectively.
7. Other Assets
     Other assets consist of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Deferred tax asset net of valuation allowance	$2,500	$1,284
Other	187	164

	$2,687	$1,448

8. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Accrued compensation	$7,515	$7,092
Accounts payable	2,787	2,388
Accrued liability — Taleo Contingent customer payments	—	1,740
Accrued income taxes	900	1,153
Accrued liabilities and other	6,198	6,335

	$17,400	$18,708

9. Common Stock
Secondary Offering
     On May 11, 2007, the Company filed a registration statement on Form S-1 (File No. 333-142877) with the Securities and Exchange Commission in connection with the offering by certain stockholders of the Company of an aggregate of 4,212,068 shares of the Company’s Class A common stock. The registration statement was declared effective by the Securities and Exchange Commission on June 5, 2007. The offering closed on June 11, 2007, and 3,522,068 shares were sold to the public at a price per share of $19.85, including a $0.9428 per share discount to the underwriters. Included in the secondary offering were 375,899 shares of Class A common stock issued upon the exchange of exchangeable shares in the Company’s Canadian subsidiary and the corresponding redemption of shares of the Company’s Class B common stock. The Class B common stock was redeemed on a 1:1 basis with the shares Class A common stock issued in connection with these exchanges. The Company did not receive any proceeds from the sale of shares sold in the offering. In connection with the offering, the Company incurred expenses of approximately $0.6 million.
Contingently Issuable Shares
     The Company’s obligation to issue shares to former stockholders of White Amber pursuant to the White Amber acquisition agreement ended during the quarter ended December 31, 2006. As a result, no shares were issued to former stockholders of White Amber during the six months ended June 30, 2007. During the six months ended June 30, 2006, the Company issued 24,635 shares to certain former stockholders of White Amber. These shares became issuable, under the terms of the White Amber acquisition agreement, which requires the Company to issue shares to former stockholders of White Amber in the amount of forfeitures of Company stock options granted to former White Amber employees under the White Amber stock option plan.
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
     As of June 30, 2007, no Class A common stock warrants were outstanding.
Reserved Shares of Common Stock
     The Company has reserved the following number of shares of Class A common stock as of June 30, 2007 for the exchange of exchangeable shares, awarding of restricted stock, release of performance shares, exercise of stock options and purchases under the employee stock purchase plan:

Exchange of exchangeable shares and redemption of Class B common stock	980,460
Class A Common Stock Plans (excluding the White Amber Stock Option Plan)	4,194,719
White Amber Stock Option Plan	46,658
Employee Stock Purchase Plan	360,460

Total	5,582,297

10. Related-Party Transactions
     The Company paid approximately $64,000 and $0.5 million during the three months ended March 31, 2007 and 2006 for professional services provided by a law firm, Wilson, Sonsini, Goodrich & Rosati, (“WSGR”) in which a former member of the Company’s Board of Directors, Mark Bertelsen, is a member of the firm. During the three months ended March 31, 2007, Mr. Bertelsen resigned from the Company’s Board of Directors. Amounts payable to WSGR were $71,000 and $34,000 at March 31, 2007 and December 31, 2006, respectively.
     Effective January 1, 2007, the Company entered into a consulting agreement with LT Management Inc.. Louis Tetu, one of our directors, is the sole shareholder of LT Management Inc.. According to the terms of the agreement, Mr. Tetu will perform certain sales support services for the Company, and the Company will pay Mr. Tetu CAD $12,500 per quarter. This agreement expires on December 31, 2007. For the six months end June 30, 2007, Mr. Tetu was paid a total of CAD $25,000. As of June 30, 2007, no amounts were payable to this related party.
11. Income Taxes
     The Company’s provision for income taxes was approximately $2.9 million and $3.2 million for the three and six months ended June 30, 2007, respectively, and was generated principally from taxable income related to its international operations and from an increase to its non-cash income tax reserves associated with its ongoing Canadian tax audit, which is discussed below.
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
     The adoption of FIN 48 has resulted in a transition increase to the January 1, 2007 balance of retained earnings by approximately $1.1 million, an increase of $0.1 million to long term taxes payable and a corresponding increase to deferred tax assets of $1.2 million.
     As of the adoption date of January 1, 2007, the Company had uncertain tax positions of approximately $4.3 million and the Company recorded an increase in uncertain tax positions of approximately $0.6 million as of March 31, 2007. Included in the $4.9 million ending balance at March 31, 2007 is approximately $2.8 million that represents uncertain tax positions associated with the ongoing Canadian tax audit, discussed below. The remaining balance $2.1 million, which has been fully reserved, represents identified uncertain tax positions related to our other foreign subsidiary operations. Potential interest and penalties were immaterial at the date of adoption and were not included in the uncertain tax positions.
     As of June 30, 2007, the Company had uncertain tax positions of approximately $13.3 million which represents an increase of approximately $9.0 million during the second quarter of 2007 due largely to uncertainty around our ongoing Canadian tax audit. The related tax impact associated with the Canadian tax audit is approximately $2.9 million.
     As the Company has net operating loss carryforwards for federal and state purposes and the Company’s subsidiaries have net operating loss carryforwards for local jurisdictions, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations by tax authorities for tax years before 2001.
Canadian Tax Audit:
     To date, certain of the Company’s positions have been examined by the Canada Revenue Agency (“CRA”).
     CRA Examination of Tax Year 1999. With respect to the Company’s 1999 tax year, the Company has undergone an examination by CRA regarding the transfer of intellectual property to the Company from our Canadian subsidiary. In September 2006, we entered into a settlement agreement with CRA with respect to this examination. The terms of the settlement requires the Company to make royalty payments to our Canadian subsidiary on certain revenues from outside of Canada for tax years 2000 through 2008. The royalty payments for the tax years 2000 through 2006 resulted in approximately CAD $2.6 million of additional income for our Canadian subsidiary. This additional income has been fully offset by net operating losses and carryforwards. Based on expected revenues subject to the royalty payment obligation, we currently project royalty payments for tax years 2007 and 2008 to approximate CAD $4.0 million for our Canadian subsidiary, although the amount will vary depending on our financial performance. Accordingly, we have not adjusted our deferred tax assets for future utilization of net operating losses and carryforwards to account for this potential assessment because of the uncertainty around realization.
     CRA Examination of Tax Years 2000 and 2001. In April 2006, CRA proposed an additional increase to taxable income for our Canadian subsidiary of approximately CAD $5.3 million in respect of our 2000 and 2001 tax years, which consists of CAD $2.3 million relating to income and expense allocations between the Company and our Canadian subsidiary and CAD $3.0 million relating to our treatment of Quebec investment tax credits.

     In April 2007, the Company made a settlement offer to CRA with respect to the income and expense allocations for tax years 2000 and 2001. Our settlement offer to CRA required our Canadian subsidiary to recognize additional income of approximately CAD $1.5 million in relation to income and expense allocations from the 2000 and 2001 tax years. In May 2007, CRA communicated its acceptance of our settlement offer in writing and a formal settlement agreement is expected to be forthcoming from CRA. The settlement amount was reserved in a prior period and will be fully offset by available net operating loss carryforwards.
     In December 2006, the Company made an offer to CRA with respect to the treatment of Quebec investment tax credits for tax years 2000 and 2001. In April 2007, we were notified by CRA that it had denied our settlement proposal with respect to the treatment of Quebec investment tax credits. We disagree with CRA’s basis for denying our treatment of investment credits and intend to appeal CRA’s decision through applicable administrative and judicial procedures. We have adjusted our income tax reserves in the current quarter to an amount we believe will be sufficient to cover the 2000 and 2001 estimated tax assessments upon final resolution of these issues.
     CRA Examination Impact to Future Tax Years. Resolution of the CRA’s examination relating to the treatment of the Quebec investment tax credit in tax years 2000 and 2001 will have bearing on the tax treatment applied in subsequent periods that are not currently under examination. The Company has increased its income tax reserves in the current quarter to an amount we believe will be sufficient to cover the estimated tax assessments relating to these remaining open tax periods. We estimate the potential range of additional income subject to Canadian income tax for tax years 2000 through 2006 as a result of the Quebec investment tax credit to be between CAD $1.0 and $17.0 million, including CRA’s proposed assessment of CAD $3.0 million for the 2000 and 2001 tax years, as discussed above.
     There could be a significant impact to our uncertain tax position over the next twelve months depending on the outcome of the on-going CRA audit. However, we cannot reasonably estimate the impact at this time. If sufficient evidence becomes available allowing us to more accurately estimate a probable income tax liability for income adjustments from the 1999 settlement for tax years 2007 and 2008 and CRA’s examination of our treatment of Quebec investment tax credits, we will apply available deferred tax assets which include net operating losses and tax credits to the extent available and reserve against any remaining balances due by recording additional income tax expense in the period the liability becomes estimable. In the event any of these amounts either individually or collectively exceed CAD $6.2 million, our Canadian subsidiary will not have sufficient deferred tax assets to offset the additional income and would incur a Canadian tax liability which could be material and, as a result, the Company’s Canadian subsidiary may become a tax paying entity in Canada for the 2007 tax year in addition to any tax liability for periods prior to the 2007 tax year. In addition, we may be subject to penalties and interest on any Canadian tax liability for the 2002 tax period and beyond. Any such penalties or interest cannot be reasonably estimated at this time.
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
12. Commitments and Contingencies
     Operating Leases — The Company leases certain equipment, internet access services and office facilities, under non-cancelable operating leases or long-term agreements. Rental expense under these agreements for the three and six months ended June 30, 2007 was $1.8 million and $3.6 million, respectively. Rent expense for the three and six months ended June 30, 2006 was approximately $2.2 million and $3.9 million, respectively.
     On May 30, 2007, the Company entered into a software license and maintenance agreement for database software to be used in the production environment. This agreement requires total payments of approximately $6.0 million over the next two years and is included in the Other Contracts column below.

     The minimum non-cancelable scheduled payments under these agreements at June 30, 2007 are as follows:

	Operating Leases
			Third
			Party	Total
	Equipment	Facility	Hosting	Operating	Other	Capital
	Leases	Leases	Facilities	Leases	Contracts	Leases	Total
	(In thousands)
Remainder of 2007	$1,387	$1,472	$1,199	$4,058	$2,644	$82	$6,784
2008	1,106	2,319	1,487	4,912	2,931	19	7,862
2009	106	1,145	333	1,584	726	—	2,310
2010	36	939	—	975	—	—	975
2011	14	960	—	974	—	—	974

2012	—	980	—	980	—	—	980
Thereafter	—	451	—	451	—	—	451

Total	$2,649	$8,266	$3,019	$13,934	$6,301	$101	$20,336

Less amounts representing interest						(2)
Present value of minimum lease payments						99
Less current portion						(96)

Noncurrent portion						$3

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
     In connection with the Company’s adoption of FIN 48 on January 1, 2007, management has estimated approximately $0.3 million of cash settlements may be paid in some future period extending beyond one year. The Company is unable, at this time, to reasonably determine in what future period the long term cash settlements may be paid. These contingency reserves have been excluded from the above tabular disclosure.
13. Net Loss Per Share
     During the three and six months ended June 30, 2007, the Company had net loss of $(1.8) million and $(0.8) million, respectively. While for the three and six months ended June 30, 2006, the Company had a net loss of $(1.8) million and $(2.4) million, respectively. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for the quarter and the six months ended June 30, 2007 and June 30, 2006. Antidilutive securities, which consist of shares of our Canadian subsidiary that are exchangeable for shares of our Class A common stock (“Exchangeable Shares”) upon redemption of corresponding shares of our Class B common stock, stock options, and warrants, are not included in the diluted net loss per share calculation and total, in aggregate,

6,305,000 and 18,733,000 on a weighted average basis for the three and six months ended June 30, 2006 and 4,331,000 and 3,021,000 on a weighted average basis for the three and six months ended June 30, 2007.
     A summary of the loss or earnings applicable to each class of common shares is as follows:

	Three months ended June 30,
	2007			2006
	Class A Common	Class B Common(1)	Total	Class A Common	Class B Common(1)	Total
	(In thousands, except per share data)
Allocation of net loss	$(1,753)	—	$(1,753)	$(1,828)	—	$(1,828)
Weighted average shares outstanding — basic and diluted	23,908	—	23,908	19,229	—	19,229
Net loss per share —basic and diluted	$(0.07)	$0	$(0.07)	$(0.10)	—	$(0.10)

	Six months ended June 30,
	2007			2006
	Class A Common	Class B Common	Total	Class A Common	Class B Common(1)	Total
	(In thousands, except per share data)
Allocation of net loss	$(845)	—	$(845)	$(2,422)	—	$(2,422)
Weighted average shares outstanding — basic and diluted	23,359	—	23,359	19,013	—	19,013
Net loss per share —basic and diluted	$(0.04)	$0	$(0.04)	$(0.13)	—	$(0.13)

(1)	Class B common shares are non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. Exchangeable Shares are participating securities but are not presented in the table since the Company incurred losses for the three and six months ended June 30, 2007 and June 30, 2006 and Exchangeable Shares have no legal requirement to fund such losses, making them antidilutive for all 2007 and 2006 periods presented.
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
     The following table presents a summary of operating segments:

	Application	Consulting	Total
	(In thousands)
Three Months Ended June 30, 2007:
Revenue	$25,596	$5,358	$30,954
Contribution margin(1)	14,764	688	15,452
2006:
Revenue	$19,031	$4,441	$23,472
Contribution margin(1)	9,392	1,229	10,621

	Application	Consulting	Total
	(In thousands)
Six Months Ended June 30, 2007:
Revenue	$49,251	$10,420	$59,671
Contribution margin(1)	27,916	1,961	29,877
2006:
Revenue	$37,247	$8,389	$45,636
Contribution margin(1)	18,340	1,856	20,196

(1)	The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Profit Reconciliation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Contribution margin for operating segments	$15,452	$10,621	$29,877	$20,196
Sales and marketing	(8,471)	(7,919)	(16,988)	(14,272)
General and administrative	(6,482)	(5,287)	(11,876)	(9,774)
Interest and other income, net	666	764	1,320	1,443

Income / (loss) before provision for income taxes	$1,165	$(1,821)	$2,333	$(2,407)

     Geographic Information:
     Revenue attributed to a country or region includes sales to multinational organizations and is based upon the country of location of the contracting party. Revenues as a percentage of total revenues are as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
United States	90%	86%	90%	86%
Canada	7%	7%	7%	7%
All other	3%	7%	3%	7%

	100%	100%	100%	100%

     During the three and six months ended June 30, 2007 and 2006, there were no customers that individually represented greater than 10% of the Company’s total revenue. Also as of these dates, no customer represented greater than 10% of the Company’s accounts receivable.
15. Comprehensive Income / (Loss)
     Comprehensive loss includes foreign currency translation gains and losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net loss	$(1,753)	$(1,828)	$(845)	$(2,422)
Net foreign currency translation gain	652	191	763	228

Comprehensive income / (loss)	$(1,101)	$(1,637)	$(82)	$(2,194)

16. Severance and Exit Costs
     During July 2006, the Company moved its corporate offices from San Francisco, California to Dublin, California. As a result of this relocation, the Company has recorded a provision for the exit from the San Francisco facility in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” As a part of this provision, the Company has taken into account that on October 19, 2006 it entered into an agreement to sublease its San Francisco facility, consisting of approximately 12,000 square feet. As of June 30, 2007, pursuant to the lease for the Company’s San Francisco facility, cash payments totaling $0.8 million remain to be made through July 2009 and the associated remaining unpaid lease costs, net of sublease rental income $0.6 million, as of June 30, 2007 is approximately $0.2 million. The total estimated cost associated with the exit from the San Francisco facility is $0.4 million.

Summary

	Lease	Sublease rental
	payments	income	Net liability
Liability for the Remaining Net Lease Payments for the San Francisco Facility
Liability at January 1, 2007	$979	$(691)	$288
Cash receipts / (payments)	(91)	20	(71)

Liability at March 31, 2007	888	(671)	217
Cash receipts / (payments)	(91)	101	10

Liability at June 30, 2007	$797	$(570)	$227

Relocation of Accounting and Finance Department
     On October 25, 2006, management announced a plan to transition all accounting and finance functions performed in the Quebec City, Quebec, Canada office to the corporate offices in Dublin, California by March 2007. This transition was complete as of March 31, 2007, except for one employee whose employment was extended through April 5, 2007. Total cost of exit packages for terminated employees incurred during the three and six months ended June 30, 2007, was $0 and $47,000, respectively.
Transition of Time and Expense Services Processing
     As a result of the Company’s decision to exit the time and expense processing services related to its Taleo Contingent solution, there are approximately 30 full time positions that may be terminated as part of this transition, which is targeted to be completed by early 2008. If an employee is terminated and remains employed through the transition date, the terminated employee would be entitled to an exit package which the Company expects to total $0.5 million in aggregate. Total costs of estimated exit packages incurred during the three and six months ended June 30, 2007 was $0.2 million and $0.3 million, respectively and was recorded as an operating expense.
17. Subsequent Events
     On July 3, 2007, the Company completed its acquisition of certain assets of a privately held company (“Seller”) relating to its hiring management system solutions, pursuant to the terms of an asset purchase agreement dated June 26, 2007. The net cash amount paid by the Company at closing in connection with the acquisition was approximately $0.3 million in cash, of which approximately $0.1 million was placed into escrow for one year following the closing to be held as partial security for certain losses that may be incurred by the Company in the event of certain breaches of the representations and warranties covered in the asset purchase agreement or certain other events. Seller may receive up to an additional $1.3 million in cash on July 3, 2008, based on the achievement of certain milestones. The acquisition will be accounted for under the purchase method of accounting in the third quarter of fiscal 2007.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue, cost of revenue and operating expenses, accounting estimates, gross profit, income taxes, the sufficiency of our cash, cash equivalents and cash provided by operating activities for the next twelve months, future capital requirements, arrangements with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies, the demand and expansion opportunities for our products and services, our customer base and our competitive position. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” or included elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December

31, 2006. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Application Revenue
     Application revenue is generally comprised of subscription fees from customers accessing our applications, which includes the use of the application, application and data hosting and maintenance and support for the application. The majority of our application subscription revenue is recognized monthly over the life of the application agreement, based on a stated, fixed-dollar amount. Revenue associated with our Taleo Contingent solution is recognized based on a fixed contract percentage of the dollar amount invoiced for contingent labor through use of the application. However, on a going forward basis, we will no longer be entering into agreements to provide time and expense processing services for temporary workers, and, accordingly our revenue model based on a percentage of spend from such processing services will end. Our intention is to service our current customers to which we provide such time and expense processing services through the expiration of their current agreements with us. The average term of application agreements for Taleo Enterprise Edition signed with new customers in the second quarter of 2007 was approximately three years. Our customer renewal rates have historically been high. The term of application agreements for Taleo Business Edition is typically one year.
     Application agreements entered into during the first three and six months of 2007 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations.

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
     Cost of application revenue primarily consists of expenses related to hosting our application and providing support, including employee related costs and depreciation expense associated with computer equipment. We allocate overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on employee count. As such, overhead expenses are reflected in each cost of revenue and operating expense category. We currently deliver our solutions from two primary data centers that host the applications for our customers. As of June 30, 2007, one of our customers hosts our application on its own infrastructure.
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
     Research and Development
     We account for software development costs under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Accordingly, we capitalize certain software development costs after technological feasibility of the product has been established. Such costs have been immaterial to date, and accordingly, no costs were capitalized during the three and six months ended June 30, 2007 and 2006.
     Stock Based Compensation
     We adopted SFAS 123R “Share-Based Payment” effective January 1, 2006. Under the provisions of SFAS 123(R), we recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. We have elected the modified prospective transition method for adopting SFAS 123(R), under which the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in our financial statements in the periods after the date of adoption using the same value determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in previous filings. We recognize compensation expense for the stock option awards granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period, see Note 4 — Stock-Based Compensation in our notes to our unaudited condensed consolidated financial statements. Estimates are used in determining the fair value of such awards. Changes in these estimates could result in changes to our compensation charges.
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
     Income Taxes
     We are subject to income taxes in both the U.S. and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. In 2006, we reduced our valuation allowance in Canada by $1.3 million, since it was deemed more likely than not that these assets would be realized. We continue to maintain a full valuation allowance on our deferred tax assets associated with U.S. and other non-Canadian foreign operations. A portion of the remaining valuation allowance pertains to deferred tax assets established in connection with prior acquisitions, and to the extent that this portion of the valuation allowance is reversed in the future, goodwill will be adjusted. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Condensed Consolidated Statement of Operations Data:
Revenue:
Application	83%	81%	83%	82%
Consulting	17	19	17	18

Total revenue	100	100	100	100
Cost of revenue (as a percent of related revenue):
Application	21	25	21	25
Consulting	87	72	81	78

Total cost of revenue	32	34	32	35

Gross profit	68	66	68	65
Operating expenses:
Sales and marketing	27	34	28	31
Research and development	18	21	18	21
General and administrative	21	22	20	21

Total operating expenses	66	77	67	73
Operating income / (loss)	2	(11)	2	(8)
Other income / (expense):
Interest income	2	3	2	3
Interest expense	—	—	—	—

Total other income, net	2	3	2	3

Income / (loss) before provision for income taxes	4	(8)	4	(5)
Provision for income taxes	9	—	5	—

Net loss	(6)%	(8)%	(1)%	(5)%

Comparison of the Three and Six Months Ended June 30, 2007 and 2006
     Revenue

	Three months ended June 30,
	2007	2006	$ change	% change
	(In thousands)
Application revenue	$25,596	$19,031	$6,565	34%
Consulting revenue	5,358	4,441	917	21%

Total revenue	$30,954	$23,472	$7,482	32%

     The increase in application revenue was attributable to sales to new customers and additional sales to our current customers from our entire product line including newly acquired technology. Consulting revenue increased year over year as the result of continued increased demand for services from new and existing customers. The prices of our solutions and services remained unchanged period-to-period on a comparative basis. Application revenue as a percentage of total revenue was 83% for the three months ended June 30, 2007, which is relatively consistent with same period in the prior year. The geographic mix of total revenue for the three months ended June 30, 2007 was 90% in the United States and 10% in Canada and the rest of the world, respectively, as compared to 86%,and 14%, respectively, for the three months ended June 30, 2006.

	Six months ended June 30,
	2007	2006	$ change	% change
	(In thousands)
Applications revenue	$49,251	$37,247	$12,004	32%
Consulting revenue	10,420	8,389	2,031	24%

Total revenue	$59,671	$45,636	$14,035	31%

     During the six months ended June 30, 2007, application revenue increased due to sales to new customers, including customers associated with new technology, and additional sales to our existing customers. We continued to experience a high renewal rate with our existing customers. The increase in consulting revenue was attributable to higher revenue from implementation and education services as compared to the same period last year as we continue to see increases in demand for our consulting services.

     Cost of Revenue

	Three months ended June 30,
	2007	2006	$ change	% change
	(In thousands)
Cost of revenue — applications	$5,340	$4,821	$519	11%
Cost of revenue — consulting	4,670	3,212	1,458	45%

Cost of revenue — total	$10,010	$8,033	$1,977	25%

     As application revenue increased during the second quarter of 2007 compared to the same period in 2006, cost of application revenue increased as well. The increase in cost of application revenue was primarily as a result of $0.4 million in higher employee-related cost, including the full impact of 10 employees added during the first three months of 2007 and severance cost for certain Taleo Contingent time and expense service processing employees. Additionally, we experienced a $0.3 million increase in overhead allocation costs primarily resulting from an increase in employee benefits and a $0.1 million increase in infrastructure cost related to hardware. Such cost increases were partially offset by decreases in temporary help expense of $0.1 million, maintenance expense of $0.1 million, and depreciation and amortization expense of $0.1 million.
     Cost of consulting revenue increased primarily as a result of a $0.7 million increase for employee-related costs for our consulting group resulting from an increase in headcount by 28 employees, a $0.3 million increase in overhead allocation cost, a $0.4 million increase in service fees for outside consultants, and a $0.1 million increase in depreciation and amortization.

	Six months ended June 30,
	2007	2006	$ change	% change
	(In thousands)
Cost of revenue — applications	$10,440	$9,307	$1,133	12%
Cost of revenue — consulting	8,459	6,533	1,926	29%

Cost of revenue — total	$18,899	$15,840	$3,059	19%

     Cost of application revenue increased primarily as a result of a $0.6 million increase in employee-related costs primarily due to an increase of headcount by 10, a $0.6 million increase in overhead allocation costs primarily resulting from an increase in employee benefits, and a $0.4 million increase in our infrastructure costs relating to hardware, software and third-party fees for our hosting facilities. These increases were partially offset by a $0.3 million decrease in the amortization expenses associated with certain fully amortized intangible assets and a $0.2 million decrease in software maintenance cost due to expiration of maintenance contracts that were not renewed. We believe that our cost of application revenue will increase as we add new customers and transaction volumes increase as a result of new and existing customer requirements.
     Cost of consulting revenue increased primarily as a result of a $1.3 million increase for employee-related costs for our consulting group resulting from an increase in headcount by 28, a $0.6 million increase in overhead allocation cost, and a $0.2 million increase in service fees for outside consultants. These increased costs were partially offset by a $0.2 million decrease in travel expenses.
     Gross Profit and Gross Profit Percentage

	Three months ended June 30,
	2007	2006	$ change	% change
	(In thousands)
Gross profit
Gross profit — applications	$20,256	$14,210	$6,046	43%
Gross profit — consulting	688	1,229	(541)	(44)%

Gross profit — total	$20,944	$15,439	$5,505	36%

	Three months ended June 30,
	2007	2006	change
Gross profit percentage
Gross profit percentage — applications	79%	75%	4%
Gross profit percentage — consulting	13%	28%	(15)%
Gross profit percentage — total	68%	66%	2%
     Gross profit on applications increased by $6.0 million due to our ability to control cost increases while growing revenue. In the second quarter of 2007, revenue increased by 34% while cost of revenue increased by 11%. Additionally, we were able to offset increases in certain production cost with savings in other cost of applications. We expect gross profit margins to remain consistent in the upcoming quarters. Gross profit on consulting decreased when compared to the same period in 2006 as a result of the timing of revenue recognition related to certain service engagements in process during the three months ended June 30, 2007. For these engagements, expenses are being recorded as incurred while revenue has been deferred.

	Six months ended June 30,
	2007	2006	$ change	% change
	(In thousands)
Gross profit
Gross profit — applications	$38,811	$27,940	$10,871	39%
Gross profit — consulting	1,961	1,856	105	6%

Gross profit — total	$40,772	$29,796	$10,976	37%

	Six months ended June 30,
	2007	2006	change
Gross profit percentage
Gross profit percentage — applications	79%	75%	4%
Gross profit percentage — consulting	19%	22%	(3)%
Gross profit percentage — total	68%	65%	3%
     Gross profit on applications increased by $10.9 million, primarily due to an increase in application revenue. The higher gross profit percentage on application revenue was driven by increased scale efficiencies in the use of our production infrastructure. Gross profit on consulting increased by only $0.1 million as a result of timing of revenue recognition related to certain service engagements in process during the three months ended June 30, 2007. For these engagements, expenses are being recorded as incurred while revenue has been deferred.

     Total gross profit percentage increased from the same period in the prior year as higher gross margins in applications continued to offset lower gross margins in consulting.
     Operating expenses

	Three months ended June 30,
	2007	2006	$ change	% change
	(In thousands)
Sales and marketing	$8,471	$7,919	$552	7%
Research and development	5,492	4,818	674	14%
General and administrative	6,482	5,287	1,195	23%
     Sales and marketing expenses for the second quarter of 2007 increased 7% over the same quarter in the prior year due to additional headcount necessary to support our business growth and the timing of business development events from the prior year. Our headcount increased by 9 persons compared to the same quarter in the prior year. This increase, along with the increase in headcount from the first quarter of 2007, resulted in an increase in employee related cost of $1.4 million. Additionally, our overhead allocation cost increased by $0.5 million in the second quarter of 2007 due in part to an increase in employee benefits, and amortization expense increased by $0.1 million due to the first quarter acquisition of JobFlash. These overall increases in employee costs were offset by: a $0.7 million decrease in travel and entertainment expenses a $0.6 million decrease in collateral, advertising and other marketing expenses, and a $0.1 million decrease in temporary help expenses from the three months ended June 30, 2006 which included a sales meeting and our annual user conference.
     Research and development expenses for the second quarter of 2007 increased by 14% over the same quarter in the prior year as a result of our continued investment in the development of new products to sell into our installed base. The increase consisted primarily of $0.4 million in professional services expenses and maintenance support fees and a $0.3 million increase in overhead allocations cost primarily associated with employee benefits. We expect our research and development expenses will remain relatively consistent as a percentage of revenue in the short term.
     General and administrative expenses for the second quarter of 2007 grew by 23% over the same quarter in the prior year as a result of $1.6 million in higher employee related cost associated with increased headcount and $0.6 million primarily due to professional services fees associated with the secondary offering completed in June 2007 and other increases in general operating expenses of $0.8 million. These costs were partially offset by a $1.3 million allocation of overhead and a $0.5 million reduction in financial reporting expenses.

	Six months ended June 30,
	2007	2006	$ change	% change
	(In thousands)
Sales and marketing	$16,988	$14,272	$2,716	19%
Research and development	10,895	9,600	1,295	13%
General and administrative	11,876	9,774	2,102	22%
     Sales and marketing expenses for the first six months of 2007 increased over the same period in the prior year due to additional headcount necessary to support our business growth and the timing of business development events from the prior year. Our headcount increased by 26 persons resulting in an increase in employee related cost of $3.0 million, an increase in overhead allocation cost of $0.8 million, due in part to an increase in employee benefits, and an increase in amortization expenses of $0.2 million. These overall increases in employee costs were offset by a $0.5 million decrease in travel and entertainment expenses, a $0.5 million decrease in collateral, advertising and other marketing expenses, a $0.2 million decrease in general office expenses, and a $0.1 million decrease in temporary help expenses relating to a sales meeting and our annual user conference, both of which were held in May 2006. We expect a continued increase in sales and marketing expense in the near term as we continue to add headcount and as a result of our annual user conference, in September 2007.
     Research and development expenses for the six months ended June 30, 2007 increased by 13% over the same period in the prior year as a result of a $0.6 million increase in professional services expenses and maintenance support fees, a $0.3 million increase in employee related cost, a $0.4 million increase in overhead allocation cost due in part to an increase in employee benefits, and a $0.1 million increase in amortization expenses. These cost increases were offset by lower travel and expense cost of $0.1 million.
     General and administrative expenses for the six months ended June 30, 2007 grew by 22% over the same period in the prior year as a result of a $3.3 million increase in costs associated with increased senior management headcount and relocation of the finance organization to California from Canada, a $0.6 million increase in cost for the secondary offering that occurred in June of 2007, and a $0.7 million increase in other general operation expenses. These increases were offset by a $2.1 million increase in allocation of overhead and a $0.4 million reduction in fees relating to our financial reporting. We expect general and administrative expenses to continue to decrease as a percentage of revenue over the near term.
     Contribution Margin

	Three months ended June 30,
	2007	2006	$ change	% change
	(In thousands)
Contribution Margin
Contribution margin — applications	$14,764	$9,392	$5,372	57%
Contribution margin — consulting	688	1,229	(541)	(44)%

Contribution margin — total	$15,452	$10,621	$4,831	45%

     Application contribution margin increased for the three months ended June 30, 2007 year over year as a result of revenue growing at a faster rate than our cost of application. Additionally, application revenue grew at a faster rate than research and development expenses. We attribute the increase in application contribution margin to our ability to contain our production cost and research and development cost. Contribution margin for consulting decreased as a result of timing of revenue recognition related to certain service engagements in process during the three months ended June 30, 2007. For these engagements, expenses are being recorded as incurred while revenue has been deferred.

	Six months ended June 30,
	2007	2006	$ change	% change
	(In thousands)
Contribution Margin
Contribution margin — applications	$27,916	$18,340	$9,576	52%
Contribution margin — consulting	1,961	1,856	105	6%

Contribution margin — total	$29,877	$20,196	$9,681	48%

     Application contribution margin for the six months ended June 30, 2007 increased year over year as a result of an application revenue increase growing at a faster rate than cost of application. Additionally, application revenue grew at a faster rate than research and development expenses. Consulting contribution margins increased by only $0.1 million as a result of timing of revenue recognition related to certain service engagements in process during the three months ended June 30, 2007. For these engagements, expenses are being recorded as incurred while revenue has been deferred.
     Other income (expense)

	Three months ended June 30,
	2007	2006	$ change	% change
	(In thousands)
Interest income	$676	$777	$(101)	(13)%
Interest expense	(10)	(13)	3	(23)%

Total other income, net	$666	$764	$(98)	(13)%

     Interest income – The decrease in interest income is attributable to a lower average cash balances during the quarter ended June 30, 2007 compared to the same period in the prior year.

	Six months ended June 30,
	2007	2006	$ change	% change
	(In thousands)
Interest income	$1,349	$1,486	$(137)	9%
Interest expense	(29)	(43)	14	(33)%

Total other income, net	$1,320	$1,443	$(123)	(9)%

     Interest income and interest expense
     Interest income – The decrease in interest income is attributable to a average cash balances during the six months ended June 30, 2007 compared to the same period in the prior year.
     Interest expense – The reduction in interest expense is attributable to expiration of capital leases agreements during the 12 months ended June 30, 2007
     Provision for Income Taxes

	Three months ended June 30,
	2007	2006	$ change	% change
	(In thousands)
Provision for income taxes	$2,918	$7	$2,911	41,586%

	Six months ended June 30,
	2007	2006	$ change	% change
	(In thousands)
Provision for income taxes	$3,178	$15	$3,163	21,087%
     The increase in income tax expense is due to taxable income generated by our international operations and an increase to our non-cash income tax reserves in connection with the Canadian tax audit. At June 30, 2007, a full valuation allowance has been provided against our U.S. and Non-Canadian deferred tax assets since it was deemed more likely than not these assets would not be realized. In 2006, we reversed our valuation allowance against our Canadian subsidiary’s deferred tax assets as it was determined these assets would more likely than not be realized in the future. If, based on the operating results of 2007 and a review of the realizability of our deferred tax assets, we were to conclude that some or all of our deferred tax asset valuation allowance was not required, this would likely have a material impact on our financial results in the form of reduced tax expense. However, there can be no assurance that we will achieve cumulative profitability during 2007 or that any reduction of our deferred tax asset reserves will actually occur.
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
     CRA Examination of Tax Year 1999. With respect to our 1999 tax year, we have undergone an examination by CRA regarding the transfer of intellectual property to us from our Canadian subsidiary. In September 2006, we entered into a settlement agreement with CRA with respect to this examination. The terms of the settlement requires us to make royalty payments to our Canadian subsidiary on certain revenues from outside of Canada for tax years 2000 through 2008. The royalty payments for the tax years 2000 through 2006 resulted in approximately CAD $2.6 million of additional income for our Canadian subsidiary. This additional income has been fully offset by net operating losses and carryforwards. Based on expected revenues subject to the royalty payment obligation, we currently project royalty payments for tax years 2007 and 2008 to approximate CAD $4.0 million for our Canadian subsidiary, although the amount will vary depending on our financial performance. Accordingly, we have not adjusted our deferred tax assets for future utilization of net operating losses and carryforwards to account for this potential assessment because of the uncertainty around realization.
     CRA Examination of Tax Years 2000 and 2001. In April 2006, CRA proposed an additional increase to taxable income for our Canadian subsidiary of approximately CAD $5.3 million in respect of our 2000 and 2001 tax years, which consists of CAD $2.3 million relating to income and expense allocations between us and our Canadian subsidiary and CAD $3.0 million relating to our treatment of Quebec investment tax credits.
     In April 2007, we made a settlement offer to CRA with respect to the income and expense allocations for tax years 2000 and 2001. Our settlement offer to CRA required our Canadian subsidiary to recognize additional income of approximately CAD $1.5 million in relation to income and expense allocations from the 2000 and 2001 tax years. In May 2007, CRA communicated its acceptance of our settlement offer in writing and a formal settlement agreement is expected to be forthcoming from CRA. The settlement amount was reserved in a prior period and will be fully offset by available net operating loss carryforwards.
     In December 2006, we made an offer to CRA with respect to the treatment of Quebec investment tax credits for tax years 2000 and 2001. In April 2007, we were notified by CRA that it had denied our settlement proposal with respect to the treatment of Quebec investment tax credits. We disagree with CRA’s basis for denying our treatment of investment credits and intend to appeal CRA’s decision through applicable administrative and judicial procedures. We have adjusted our income tax reserves in the current quarter to an amount we believe will be sufficient to cover the 2000 and 2001 estimated tax assessments upon final resolution of these issues.
     CRA Examination Impact to Future Tax Years. Resolution of the CRA’s examination relating to the treatment of the Quebec investment tax credit in tax years 2000 and 2001 will have bearing on the tax treatment applied in subsequent periods that are not currently under examination. We have increased our income tax reserves in the current quarter to an amount we believe will be sufficient to cover the estimated tax assessments relating to these remaining open tax periods. We estimate the potential range of additional income subject to Canadian income tax for tax years 2000 through 2006 as a result of the Quebec investment tax credit to be between CAD $1.0 and $17.0 million, including CRA’s proposed assessment of CAD $3.0 million for the 2000 and 2001 tax years, as discussed above.
     There could be a significant impact to our uncertain tax position over the next twelve months depending on the outcome of the on-going CRA audit. However, we cannot reasonably estimate the impact at this time. If sufficient evidence becomes available allowing us to more accurately estimate a probable income tax liability for income adjustments from the 1999 settlement for tax years 2007 and 2008 and CRA’s examination of our treatment of Quebec investment tax credits, we will apply available deferred tax assets which include net operating losses and tax credits to the extent available and reserve against any remaining balances due by recording additional income tax expense in the period the liability becomes estimable. In the event any of these amounts either individually or collectively exceed CAD $6.2 million, our Canadian subsidiary will not have sufficient deferred tax assets to offset the additional income and would incur a Canadian tax liability which could be material and, as a result, our Canadian subsidiary may become a tax paying entity in Canada for the 2007 tax year in addition to any tax liability for periods prior to the 2007 tax year. In addition, we may be subject to penalties and interest on any Canadian tax liability for the 2002 tax period and beyond. Any such penalties or interest cannot be reasonably estimated at this time.
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
Liquidity and Capital Resources
     At June 30, 2007, our principal sources of liquidity was a net working capital balance of $62.4 million, including cash and cash equivalents totaling $69.0 million.

	Six months ended June 30,
	2007	2006	$ change	% change
	(In thousands)
Cash provided by operating activities	$9,663	$8,122	$1,541	19%
Cash used in investing activities	(4,449)	(5,054)	605	(12)%
Cash provided by financing activities	4,775	566	4,209	744%

     Net cash provided by operating activities was $9.7 million for the six months ended June 30, 2007 compared to net cash provided by operating activities of $8.1 million for the six months ended June 30, 2006. Consistent with prior periods, cash provided by operating activities has historically been affected by revenues, changes in working capital accounts, particularly increases in accounts receivable, deferred revenue, and customer deposits, decreases in prepaids, add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Specifically in the six months ended June 30, 2007, deferred revenues increased as a result of the timing of closing customer renewals and invoicing of new customers. Stock-based compensation expense in the six months ended June 30, 2007 was $3.0 million compared to $2.2 million during the six months ended June 30, 2006, a result of more stock options having been granted over the last twelve months as well as a constant increase in the average stock price during the current six month period.
     Net cash used in investing activities was $4.4 million for the six months ended June 30, 2007 compared to net cash used by investing activities of $5.1 million for the six months ended June 30, 2006. This decrease between periods was the result of the $3.0 million acquisition cost paid for JobFlash partially offset by $2.7 million in restricted cash becoming available for general use and a $1.0 million reduction in property and equipment purchases.
     Net cash provided by financing activities was $4.8 million for the six months ended June 30, 2007, compared to net cash provided by financing activities of $0.6 million for the six months ended June 30, 2006. This increase was due to $5.1 million in proceeds received from stock option and warrant exercises during the period, partially offset by principal payments on capital lease obligations.
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

		Less Than			More Than
	Total	1 Year	1—2 Years	3—5 Years	5 Years
	(In thousands)
Capital lease obligations	$99	$80	$19	$—	$—
Interest payments	2	2	—	—	—
Facility leases	8,266	1,472	3,464	2,879	451
Operating equipment leases	2,649	1,387	1,212	50	—
Third party hosting facilities	3,019	1,199	1,820	—	—
Other purchase obligations	6,301	2,644	3,657	—	—

	$20,336	$6,784	$10,172	$2,929	$451

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Exchange Risk
     Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. In the three and six months ended June 30, 2007, 5% and 3% of our revenue was denominated in Canadian dollars and currencies other than the U.S. or Canadian dollar, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with research and development operations for our Taleo Enterprise Edition offering that are maintained in Canada, with a small portion of expenses incurred outside of North America where our other international sales offices are located. We maintained $0.1 million of debt denominated in Canadian dollars as of June 30, 2007. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, British pound sterling, Euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the three and six months ended June 30, 2007, the Canadian dollar increased in value by a significant amount over the U.S. dollar on an average basis compared to the same period in the prior year. This change in value had approximately a $0.3 million impact on our earnings for the second quarter of 2007. If the U.S. dollar continues to weaken compared to the Canadian dollar, our operating results may continue to be negatively impacted. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
     Interest Rate Sensitivity
     We had cash and cash equivalents of $69.0 million at June 30, 2007. This compared to $58.8 million at December 31, 2006. These amounts were held primarily in cash or money market funds. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various of our debt obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management evaluated, with the participation of chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     For the quarter ended March 31, 2007 and prior to the issuance of our financial statements for the quarter, management determined that an operating deficiency classified as a material weakness existed in our internal control over financial reporting as a result of the identification of a material adjustment required which affected cash, accounts receivable and cash flows from operations. Current assets, total stockholders’ equity and the statement of operations were unaffected by this adjustment, which was made prior to the issuance of such financial statements. No prior periods were affected. We have concluded that the error resulted from an operating deficiency. Subsequent to the identification of this operating deficiency, management reinforced the adherence to the operating controls in place related to cash, accounts receivable and cash flows through additional training, as well as through improvements in the timing of the completion of the reviews of the reconciliations. As of June 30, 2007, we have re-tested the operating control and have determined that the operating deficiency has been remediated.
Changes in Internal Control over Financial Reporting
     We made no changes to our internal controls over financial reporting during the period covered by this quarterly report that materially affected or is reasonably likely to affect, our internal control over financial reporting; however, as discussed above, we reinforced our previously designed operating controls with additional training and improvements in the timing of the reviews of the reconciliations of cash, accounts receivable and cash flows.

PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are involved in claims, legal proceedings and potential claims that arise in the ordinary course of business. For example, holders of certain patents have asserted that our technology infringes patented technology, see Note 12 – Commitments and Contingencies in our notes to our unaudited condensed consolidated financial statements. Based upon currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on our financial position or results of operations. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. If we should be subject to an unfavorable ruling by a court, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.
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
     We have incurred annual losses since our inception. As of June 30, 2007 we had incurred aggregate net losses of $42.3 million, which is our accumulated deficit of $56.1 million less $13.8 million of dividends and issuance costs on preferred stock. We may incur losses in the future as a result of expenses associated with the continued development and expansion of our business, expensing of stock options, marketing efforts, audit-related professional services and other requirements of being a public company, such as compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As we implement initiatives to grow our business, which include, among other things, acquisitions, plans for international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from completing these initiatives and achieving or sustaining profitability. As a result, our business could be harmed and our stock price could decline. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
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
     Most of our Taleo Enterprise Edition customers entered into software subscription agreements with an average duration of approximately three years from the initial contract date. Most of our Taleo Business Edition customers entered into annual software subscription agreements. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial term of their agreements. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers, or may request that we license our software to them on a perpetual basis, which may, after we have ratably recognized the revenue for the perpetual license over the relevant term in accordance with our revenue recognition policies, reduce recurring revenue from these customers. Under certain circumstances, our customers may cancel their subscriptions for our solutions prior to the expiration of the term. Our future success also depends, in part, on our ability to sell new products and services to our existing customers. If our customers terminate their agreements, fail to renew their agreements, renew their agreements upon less favorable terms, or fail to buy new products and services from us, our revenue may decline or our future revenue may be constrained.
Because we recognize revenue from software subscriptions over the term of the agreement, a significant downturn in our business may not be reflected immediately in our operating results, which increases the difficulty of evaluating our future financial position.
     We generally recognize revenue from software subscription agreements ratably over the terms of these agreements, which average approximately three years for our Taleo Enterprise Edition customers and one year for our Taleo Business Edition customers. As a result, a substantial majority of our software subscription revenue in each quarter is generated from software subscription agreements entered into during prior periods. Consequently, a decline in new software subscription agreements in any one quarter may not affect our results of operations in that quarter but will reduce our revenue in future quarters. Additionally, the timing of renewals or non-renewals of a software subscription agreement during any one quarter may also affect our financial performance in that particular quarter. For example, because we recognize revenue ratably, the non-renewal of a software subscription agreement late in a quarter will have very little impact on revenue for that quarter, but will reduce our revenue in future quarters. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenue for that quarter and we may not be able to offset a decline in revenue due to such non-renewals with revenue from new software subscription agreements entered into in the same quarter. In addition, we may be unable to adjust our costs in response to reduced revenue.
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
     In connection with the December 31, 2005 year-end audit of our financial statements, management and our independent registered public accounting firm identified deficiencies in our internal control over financial reporting. These were matters that in our judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in our financial statements. Under Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board (United States) these deficiencies were deemed to be material weaknesses. In particular, we discovered errors in respect to depreciation of fixed assets, and accrual of dividends on preferred stock which required adjustment. As a result, we restated our consolidated financial statements. We also identified a failure to appropriately apply GAAP to certain aspects of our financial reporting resulting from the lack of a properly designed financial reporting processes and a lack of sufficient technical accounting expertise. Certain of such deficiencies were also deemed to be material weaknesses. We have remediated all known material weaknesses that were identified as part of the December 31, 2005 year end audit; however, we cannot be certain that the measures we have taken will ensure that those or similar deficiencies do not recur in the future. In addition, we recently identified a material weakness in connection with the evaluation of the effectiveness of our internal controls as of March 31, 2007, related to the identification of a material adjustment required which affected cash, accounts receivable and cash flow from operations. Any failure to maintain effective controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

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
     We are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the listing standards of The Nasdaq Stock Market. These requirements have placed a strain on our systems and resources and will likely continue to do so. The Securities Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We had two restatements of historical financial information in 2005. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and operating results. In addition, in March 2007 we completed the move of our finance department, from Quebec City to Dublin, California to support our reporting and compliance requirements as a U.S. public company. In conjunction with that move we hired additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. This relocation created strain on our employees and management. Further, the integration of newly hired or relocated employees may not be successful or may result in additional expense.
Our financial performance may be difficult to forecast as a result of our historical focus on large customers and the long sales cycle associated with our solutions.
     The majority of our revenue is currently derived from organizations with complex talent management requirements. Accordingly, in a particular quarter the majority of our bookings from new customers on an aggregate contract value basis are from large sales made to a relatively small number of customers. As such, our failure to close a sale in a particular quarter will impede desired revenue growth unless and until the sale closes. In addition, sales cycles for our Taleo Enterprise Edition clients are generally between nine months and one year, and in some cases can be longer. As a result, substantial time and cost may be spent attempting to secure a sale that may not be successful. The period between our first sales call on a prospective customer and a contract signing is relatively long due to several factors such as:
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
     To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance, we must enhance and improve existing products and continue to introduce new products and services. For instance, we have announced our plans to develop a performance management software product. Any new products we develop or acquire may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to develop or acquire new products that appeal to our target customer base or enhance our existing products or if we fail to price our products to meet market demand or if the products we develop or acquire do not meet performance expectations, our business and operating results will be adversely affected. To date, we have focused our business on providing solutions for the talent management market, but we may seek to expand into other markets in the future. Our efforts to expand our solutions beyond the talent management market may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our existing business.
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
     Certain of our competitors and potential competitors may have significantly greater financial, technical, development, marketing, sales, service and other resources than we have. Some of these companies may also have a larger installed base of customers, longer operating histories and greater brand recognition than we have. Certain of our competitors provide products that may incorporate capabilities which are not available in our current suite of solutions, such as automated payroll and benefits, or services that we do not currently offer, such as recruitment process outsourcing services. Products with such additional functionalities may be appealing to some customers because they can reduce the number of different types of software or applications used to run their business and such additional services may be viewed by some customers as enhancing the effectiveness of a competitor’s solutions. In addition, our competitors’ products may be more effective than our products at performing particular talent management functions or may be more customized for particular customer needs in a given market. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.
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
     The market in which we operate appears to be in the midst of a period of vendor consolidation. If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Kronos recently acquired Unicru and was then acquired by the private equity firm Hellman & Friedman. Additionally, Kenexa recently acquired Brassring and ADP recently acquired VirtualEdge. Unicru, Brassring and VirtualEdge have been direct competitors of ours in the past and we are uncertain what impact these acquisitions will have on our market and our ability to compete against the merged companies.
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
     Our success depends on the continued employment of our senior management and other key employees, such as our chief executive officer and our chief financial officer. A significant number of our senior management were recently hired, including our chief financial officer, and our continued success will depend on their effective management. There can be no assurance that our management team will be successfully integrated into our business and work together effectively. Our current senior management and employees have worked together for a relatively short period of time as a result of recent changes in senior management. We do not maintain key person life insurance on any of our executive officers. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed. Additionally, our continued success depends, in part, on our ability to attract and retain qualified technical, sales and other personnel. In particular, we have recently hired a significant number of finance personnel who may take some period of time to become fully productive. Further, because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to retain qualified engineers with the requisite education, background and industry experience. In particular, because our research and development facilities are primarily located in Quebec, Canada, we are substantially dependent on that relatively small labor market to attract and retain qualified engineers.
We currently derive a material portion of our revenue from international operations and expect to expand our international operations. However, we do not have substantial experience in international markets, and may not achieve the expected results.
     During the six months ended June 30, 2007, revenue generated outside of the United States was 10% of total revenue, with Canada accounting for 7% of total revenue. We currently have international offices in Australia, Canada, France, the Netherlands, Singapore and the United Kingdom; however, we currently maintain data centers only in the United States. We may expand our international operations, which will involve a variety of risks, including:

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
     Software product developers such as us may continue to receive infringement claims as the number of products and competitors in our space grows and the functionality of products in different industry segments overlaps. To date, we are not aware of any legal claim that has been filed against us asserting infringement of intellectual property, but such claims have been threatened, see Note 12 — Commitments and Contingencies in our notes to our unaudited, condensed, consolidated financial statements. We can give no assurance that such claims will not be filed in the future. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:
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
If tax benefits currently available under the tax laws of Canada and the province of Quebec are reduced or repealed, or if we have taken an incorrect position with respect to tax matters under discussion with the Canadian Revenue Agency or other taxing authorities, our business could suffer.
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
     In addition to the research and development investment credit program described above, our Canadian subsidiary has applied to participate in a scientific research and experimental development, or SRED, program administered by the Canadian federal government that provides income tax credits based upon qualifying research and development expenditures, including capital equipment purchases. In June 2007, we filed our initial SRED credit claims with respect to our 2005 and 2006 tax years and recorded combined credits of CAD $2.1 million. Our Canadian subsidiary is eligible to remain in the SRED program for future tax years as long as its development projects continue to qualify. These federal SRED tax credits can only be applied to offset federal taxes payable. The SRED tax credits are reported as a credit to tax provision to the extent they reduce taxes payable to zero with any residual benefits recorded as a net deferred tax asset. We have included an estimated SRED credit of CAD $1.1 million in our 2007 effective tax rate calculation. Further, we believe our Canadian subsidiary is entitled to a SRED credit administered by the province of Quebec to the extent we have not already applied eligible costs to the research and development investment credit described in the preceding paragraph. These credits are treated as a reduction of research and development expenses. For the quarter ended June 30, 2007, we filed Quebec provincial SRED credit claims of approximately CAD $0.2 million with respect to our 2005 and 2006 tax years and these credits were treated as a reduction of research and development expenses in the quarter ended June 30, 2007. We are estimating our 2007 Quebec provincial SRED credits to be approximately CAD $0.1 million and will record these credits in a similar manner. We believe that our Canadian subsidiary is in compliance with these government programs and that all amounts recorded will be fully realized. If these investment credits are reduced or disallowed by the Canada Revenue Agency (“CRA”), our financial condition and operating results maybe adversely affected.
     In addition, compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenues and expenses between our subsidiaries, the underlying value of the assets of the business, the ownership of assets, and the application of available tax credits. To date, certain of our positions have been examined by the CRA as described below.
     CRA Examination of Tax Year 1999. With respect to our 1999 tax year, we have undergone an examination by CRA regarding the transfer of intellectual property to the Company from our Canadian subsidiary. In September 2006, we entered into a settlement agreement with CRA with respect to this examination. The terms of the settlement requires the Company to make royalty payments to our Canadian subsidiary on certain revenues from outside of Canada for tax years 2000 through 2008. The royalty payments for the tax years 2000 through 2006 resulted in approximately CAD $2.6 million of additional income for our Canadian subsidiary. This additional income has been fully offset by net operating losses and carryforwards. Based on expected revenues subject to the royalty payment obligation, we currently project royalty payments for tax years 2007 and 2008 to approximate CAD $4.0 million for our Canadian subsidiary, although the amount will vary depending on our financial performance. Accordingly, we have not adjusted our deferred tax assets for future utilization of net operating losses and carryforwards to account for this potential assessment because of the uncertainty around realization.
     CRA Examination of Tax Years 2000 and 2001. In April 2006, CRA proposed an additional increase to taxable income for our Canadian subsidiary of approximately CAD $5.3 million in respect of our 2000 and 2001 tax years, which consists of CAD $2.3 million relating to income and expense allocations between the Company and our Canadian subsidiary and CAD $3.0 million relating to our treatment of Quebec investment tax credits.

     In April 2007, we made a settlement offer to CRA with respect to the income and expense allocations for tax years 2000 and 2001. Our settlement offer to CRA required our Canadian subsidiary to recognize additional income of approximately CAD $1.5 million in relation to income and expense allocations from the 2000 and 2001 tax years. In May 2007, CRA communicated its acceptance of our settlement offer in writing and a formal settlement agreement is expected to be forthcoming from CRA. The settlement amount was reserved in a prior period and will be fully offset by available net operating loss carryforwards.
     In December 2006, we made an offer to CRA with respect to the treatment of Quebec investment tax credits for tax years 2000 and 2001. In April 2007, we were notified by CRA that it had denied our settlement proposal with respect to the treatment of Quebec investment tax credits. We disagree with CRA’s basis for denying our treatment of investment credits and intend to appeal CRA’s decision through applicable administrative and judicial procedures. We have adjusted our income tax reserves in the current quarter to an amount we believe will be sufficient to cover the 2000 and 2001 estimated tax assessments upon final resolution of these issues.
     CRA Examination Impact to Future Tax Years. Resolution of the CRA’s examination relating to the treatment of the Quebec investment tax credit in tax years 2000 and 2001 will have bearing on the tax treatment applied in subsequent periods that are not currently under examination. We have increased our income tax reserves in the current quarter to an amount we believe will be sufficient to cover the estimated tax assessments relating to these remaining open tax periods. We estimate the potential range of additional income subject to Canadian income tax for tax years 2000 through 2006 as a result of the Quebec investment tax credit to be between CAD $1.0 and $17.0 million, including CRA’s proposed assessment of CAD $3.0 million for the 2000 and 2001 tax years, as discussed above.
     There could be a significant impact to our uncertain tax position over the next twelve months depending on the outcome of the on-going CRA audit. However, we cannot reasonably estimate the impact at this time. If sufficient evidence becomes available allowing us to more accurately estimate a probable income tax liability for income adjustments from the 1999 settlement for tax years 2007 and 2008 and CRA’s examination of our treatment of Quebec investment tax credits, we will apply available deferred tax assets which include net operating losses and tax credits to the extent available and reserve against any remaining balances due by recording additional income tax expense in the period the liability becomes estimable. In the event any of these amounts either individually or collectively exceed CAD $6.2 million, our Canadian subsidiary will not have sufficient deferred tax assets to offset the additional income and would incur a Canadian tax liability which could be material and, as a result, the Company’s Canadian subsidiary may become a tax paying entity in Canada for the 2007 tax year in addition to any tax liability for period prior to the 2007 tax year. In addition, we may be subject to penalties and interest on any Canadian tax liability for the 2002 tax period and beyond. Any such penalties or interest cannot be reasonably estimated at this time.
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
     Other Foreign Tax Examinations
     As we continue to expand internationally, we may become subject to review by various foreign taxing authorities which could negatively impact our financial results. For instance, we are currently under review in two taxing jurisdictions other than the U.S. and Canada. While, we have reserved for these uncertainties and do not expect the outcome of these reviews to be material to the company’s operations, our current assessment as to the potential financial impact of these reviews could prove incorrect and we may incur income tax liability in excess of our current reserves.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following matters were submitted to the stockholders in our Annual Meeting of Stockholders held on June 7, 2007. Each of the matters was approved by the requisite vote.
(a)	The following individuals were re-elected to the Board of Director for three-year terms as Class II directors:

Name	Votes For	Votes Withheld
Michael Gregoire	20,861,941	198,274
Eric Herr	20,862,755	197,460
Michael Tierney	20,851,455	208,760
Our Board of Directors is currently comprised of nine members that are divided into three classes with overlapping three-year terms. The term of our Class III directors, Jeffrey Schwartz, Louis Tetu and Patrick Gross will expire at the Annual Meeting of Stockholders in 2008. The term of our Class I directors, Gary Bloom, Howard Gwin and Greg Santora will expire at the Annual Meeting of Stockholders in 2009.

(b)	To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2007:

Votes For	20,874,456
Votes Against	110,232
Votes Abstain	75,527
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1*	Oracle License and Service Agreement, between Taleo Corporation and Oracle USA, Inc., dated May 30, 2007.

10.2*	Payment Schedule between Taleo Corporation and Oracle Credit Corporation, dated May 30, 2007.

10.3	Consulting Agreement, effective January 1, 2007, between Taleo Corporation and LT Management, Inc. (which is incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 6, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION

	By:	/s/ Katy Murray Katy Murray
Date: August 9, 2007		Chief Financial Officer

Exhibit Index

Exhibit
Number	Description
10.1*	Oracle License and Service Agreement, between Taleo Corporation and Oracle USA, Inc., dated May 30, 2007.

10.2*	Payment Schedule between Taleo Corporation and Oracle Credit Corporation, dated May 30, 2007.

10.3	Consulting Agreement, effective January 1, 2007, between Taleo Corporation and LT Management, Inc. (which is incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 6, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit.