Form 10-Q
period 2007-09-30
TALEO CORP
filed 2007-11-09
CIK 1134203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer o ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On October 31, 2007, the registrant had 25,153,944 shares of Class A common stock and 735,652 shares of Class B common stock outstanding.

TALEO CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL INFORMATION
TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$78,667	$58,785
Restricted cash	288	2,722
Accounts receivable, less allowance for doubtful accounts of $982 and $585 at September 30, 2007 and December 31, 2006, respectively	31,167	25,952
Prepaid expenses and other current assets	4,850	3,657
Investment credit receivable	4,511	4,395

Total current assets	119,483	95,511

Property and equipment, net	18,947	12,928
Restricted cash	838	1,048
Other assets	2,643	1,448
Goodwill	9,749	6,028
Other intangibles, net	1,515	457

Total assets	$153,175	$117,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,362	$18,708
Customer deposits	824	80
Deferred revenue	29,871	18,547
Capital lease obligation, short-term	69	381

Total current liabilities	53,126	37,716

Non-current liabilities:
Customer deposits and long-term deferred revenue	—	360
Other liabilities	5,502	1,101
Capital lease obligation, long-term	21	17
Commitments and contingencies (Notes 11 and 12) Class B Redeemable Common Stock, $0.00001 par value, 4,038,287 shares authorized; 735,652 and 1,873,811 shares outstanding at September 30, 2007 and December 31, 2006	—	—

Total liabilities	58,649	39,194

Exchangeable share obligation	367	796

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 25,062,958 and 22,253,127 shares outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	146,358	133,610
Accumulated deficit	(53,882)	(56,329)
Treasury stock, at cost, 6,892 and 14,413 shares outstanding at September 30, 2007 and December 31, 2006, respectively	(158)	(158)
Accumulated other comprehensive income	1,841	307

Total stockholders’ equity	94,159	77,430

Total liabilities and stockholders’ equity	$153,175	$117,420

See accompanying Notes to Condensed Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Application	$27,429	$20,274	$76,680	$57,521
Consulting	6,315	4,609	16,735	12,998

Total revenue	33,744	24,883	93,415	70,519

Cost of revenue:
Application	5,512	5,004	15,952	14,311
Consulting	4,799	3,084	13,258	9,617

Total cost of revenue	10,311	8,088	29,210	23,928

Gross profit	23,433	16,795	64,205	46,591

Operating expenses:
Sales and marketing	9,949	7,391	26,937	21,663
Research and development	5,620	4,844	16,515	14,444
General and administrative	6,267	5,792	18,143	15,566
Restructuring costs and other charges	—	426	—	426

Total operating expenses	21,836	18,453	61,595	52,099

Operating income / (loss)	1,597	(1,658)	2,610	(5,508)

Other income / (expense):
Interest income	757	746	2,106	2,232
Interest expense	(42)	(24)	(71)	(67)

Total other income, net	715	722	2,035	2,165

Income / (loss) before provision / (benefit) for income tax	2,312	(936)	4,645	(3,343)
Provision / (benefit) for income taxes	79	(179)	3,257	(164)

Net income / (loss)	$2,233	$(757)	$1,388	$(3,179)

Net income / (loss) per share attributable to Class A common stockholders — basic	$0.09	$(0.04)	$0.06	$(0.16)

Net income / (loss) per share attributable to Class A common stockholders — diluted	$0.08	$(0.04)	$0.05	$(0.16)

Weighted-average Class A common shares — basic	24,638	20,384	23,790	19,477

Weighted-average Class A common shares — diluted	28,771	20,384	28,225	19,477

See accompanying Notes to Condensed Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income / (loss)	$1,388	$(3,179)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	4,683	3,505
Loss on disposal of fixed assets	—	398
Amortization of tenant inducements	(167)	(170)
Stock-based compensation expense	4,796	3,394
Director fees settled with stock	177	—
Bad debt expense	512	85
Interest earned on restricted cash	1	—
Changes in working capital accounts, net of effects of acquisitions:
Accounts receivable	(5,287)	(9,197)
Prepaid expenses and other assets	(969)	(971)
Investment credit receivable	587	1,145
Accounts payable and accrued liabilities	3806	314
Deferred revenues and customer deposits	11,139	6,193

Net cash provided by operating activities	20,666	1,517

Cash flows from investing activities:
Acquisition of property and equipment	(7,645)	(8,777)
Restricted cash decrease	2,657	31
Acquisition of business	(3,301)	—

Net cash used in investing activities	(8,289)	(8,746)

Cash flows from financing activities:
Principal payments on capital lease obligations	(319)	(444)
Proceeds from stock options and warrants exercised	7,268	1,255

Net cash provided by financing activities	6,949	811

Effect of exchange rate changes on cash and cash equivalents	556	61

Increase/ (decrease) in cash and cash equivalents	19,882	(6,357)
Cash and cash equivalents:
Beginning of period	58,785	59,346

End of period	$78,667	$52,989

Supplemental cash flow disclosures:
Cash paid for interest	$9	$34

Cash paid for income taxes	$124	$—

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$2,637	$615
Contingent shares issuable for Class A common stock	$—	$80
Contingent shares issued for Class A common stock	$—	$81
Class B common stock exchanged for Class A common stock	$21,508	$23,998
Treasury stock issued to employees under ESPP	$450	$—
Treasury stock acquired to settle payroll taxes	$451	$86
See accompanying Notes to Condensed Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Condensed Consolidated Financial Statements
     The condensed consolidated balance sheet of Taleo Corporation and its subsidiaries (“the Company”) as of September 30, 2007, the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 and the condensed consolidated statements of cash flows for nine months ended September 30, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the Company for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.
2. Nature of Business and Basis of Presentation
     Nature of Business — The Company provides enterprise on demand talent management solutions that enable organizations of all sizes to establish, automate and manage their worldwide staffing processes for professional, hourly and temporary staff. In addition, the Company has recently announced its intention to bring to market a performance management application. The Company’s software applications are offered to customers primarily on a subscription basis.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The statement will be effective for the Company’s financial statements issued for its fiscal year beginning January 1, 2008. The Company is in the process of determining what effect, if any, the adoption of SFAS 157 will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets & Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 will become effective for the Company in its fiscal year beginning January 1, 2008. The Company is in the process of determining what effect, if any, the adoption of SFAS 159 will have on its consolidated financial statements.

3. Acquisitions
Wetfeet
     On June 26, 2007, the Company entered into an asset purchase agreement (the “Wetfeet Asset Purchase Agreement”) by and among the Company, Universum Communications Holdings, Inc, Wetfeet, Inc. (“Wetfeet”) and U.S. Bank National Association as escrow agent, for the acquisition by the Company of certain assets of Wetfeet relating to Wetfeet’s hiring management solutions business (the “Wetfeet Transaction”). The Wetfeet Transaction closed on July 3, 2007. The net cash amount paid by the Company at closing in connection with the acquisition was approximately $0.3 million in cash, of which approximately $0.1 million was placed into escrow for one year following the closing to be held as partial security for certain losses that may be incurred by the Company in the event of certain breaches of the representations and warranties covered in the asset purchase agreement or certain other events. The Wetfeet Asset Purchase Agreement provides for additional payments of up to approximately $1.3 million to be made to Wetfeet in July 2008 upon the achievement of certain milestones by the first anniversary of the closing date (“Second Payment”). As in the case of the payment placed in escrow, the Second Payment is subject to adjustment for certain breaches of the representations and warranties covered in the asset purchase agreement or certain other events. The total cost of the acquisition including estimates for legal, accounting, valuation and other professional fees will be $1.7 million. Under the terms of the Wetfeet Transaction, the Company acquired a portion of Wetfeet’s intellectual property, technology and customer contracts. The Company has substantially converted the Wetfeet customers to its products and plans to discontinue the Wetfeet product in 2008. As such, the Company has hired certain Wetfeet services and development personnel on a contractual basis. In addition, the Company assumed certain liabilities relating to the purchased assets.
Under purchase accounting, the purchase price has been preliminarily allocated to the net identifiable intangible assets based on their estimated fair value at the date of acquisition. The Company also performed a preliminary allocation of the purchase price among the acquired identifiable intangible assets of Wetfeet. The excess of the purchase price over the net identifiable intangible assets has been recorded to goodwill.

Amounts
(In thousands)
Goodwill	$1,691
Customer relationship	195
Less: Net liabilities	(144)

Total preliminary purchase price allocation	$1,742

The Company has not presented pro forma financial statements for this acquisition, as the pre-acquisition operations of Wetfeet were not material.
JobFlash
     On March 2, 2007, the Company entered into an asset purchase agreement (the “JobFlash Asset Purchase Agreement”) by and among the Company, JobFlash, Inc. (“JobFlash”) and U.S. Bank National Association as escrow agent, for the acquisition by the Company of certain assets of JobFlash relating to JobFlash’s talent management and human resources solutions business (the “JobFlash Transaction”). On March 7, 2007, the Company and JobFlash completed the JobFlash Transaction. The total purchase price paid by the Company in connection with the JobFlash Transaction was approximately $3.1 million, of which $0.5 million was placed into escrow for one year following the closing to be held as partial security for certain losses that may be incurred by the Company in the event of certain breaches of the representations and warranties covered in the Asset Purchase Agreement or certain other events. The total cost of the acquisition including estimates for legal, accounting, valuation and other professional fees was $3.3 million. Under the terms of the JobFlash Transaction, the Company acquired substantially all of JobFlash’s intellectual property, technology and customer contracts. The Company hired the majority of JobFlash’s sales, services and development personnel. In addition, the Company assumed certain liabilities relating to the purchased assets. JobFlash provides a telephone interactive voice response solution for job applicants and interview scheduling solutions.

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

Amounts
(In thousands)
Goodwill	$2,030
Developed technology	810
Customer relationship	290
Tradename	20

Total preliminary purchase price allocation	$3,150

Pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented are shown below.

	Nine Months Ended September 30,
	2007	2006
	Consolidated Proforma
	(In thousands, except per share data)
Revenue	$93,755	$71,597

Net income / (loss)	$1,168	$(5,452)

Net income / (loss) attributable to Class A common stockholders per share — basic	$0.05	$(0.28)

Net income / (loss) attributable to Class A common stockholders per share — diluted	$0.04	$(0.28)

Weighted average Class A common shares — basic	24,638	19,477

Weighted average Class A common shares — diluted	28,771	19,477

4. Stock-Based Compensation
     The Company issues stock options, restricted stock, and performance shares to its employees and non-employee directors and provides employees the right to purchase stock pursuant to an employee stock purchase plan (“ESPP”).
     Under the provisions of SFAS 123(R), the Company recognizes the fair value of stock-based compensation in its financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. All of the Company’s stock awards are of an equity nature and there have been no liability awards granted. The Company recognizes compensation expense for the stock options, restricted stock awards, performance share awards and ESPP purchases granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period. There was no stock-based compensation expense capitalized during the nine months ended September 30, 2007. Shares issued as a result of stock option exercises, ESPP purchases, performance share awards and restricted stock awards are issued out of common stock reserved for future issuance under our stock plans. SFAS 123(R) resulted in the Company recording compensation expense of $1.8 million, or $0.06 per diluted share, for the three months ended September 30, 2007 and $4.8 million, or $0.17 per diluted share, for the nine months ended September 30, 2007. The Company recorded compensation expense of $1.2 million, or $0.06 per diluted share, for the three months ended September 30, 2006 and $3.4 million, or $0.17 per diluted share, for the nine months ended September 30, 2006. The amount recorded in the three and nine months ended September 30, 2007 and 2006 was recorded in the following expense categories:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Cost of revenue	$221	$123	$574	$302
Sales and marketing	470	287	1,233	750
Research and development	308	217	836	494
General and administrative	832	555	2,153	1,848

Total	$1,831	$1,182	$4,796	$3,394

Stock Options
     The Company estimates the fair value of options granted using the Black-Scholes option valuation model. The Company estimates the expected volatility of our common stock at the date of grant based on a combination of our historical volatility and the volatility of comparable companies, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company estimates expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the first nine months of 2007 and during the fiscal year ended December 31, 2006. We elected to use the simplified method due to a lack of term data as we had recently gone public in October 2005 and our options meet the criteria of the “plain-vanilla” option as defined by SAB 107. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. Currently, the Company is evaluating other methodologies for estimating the expected term as, in accordance with SAB 107, effective December 31, 2007, the Company will cease using the simplified method for estimating the expected term. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis over the requisite service period of the options that is generally 4 years.
The weighted-average fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions used for share-based payment awards during the nine months ended September 30, 2007 and 2006:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006
Expected volatility	49% – 51%	48% - 55%
Risk-free interest rate	4.07% - 5.09%	4.51% - 5.13%
Expected life (in years)	5.5 - 6.25	5.0 - 6.25
Forfeiture rate	23.86% - 24.22%	12.30% - 20.48%
Expected dividend yield	0%	0%
For the three and nine months ended September 30, 2007, the weighted-average exercise price per share of options granted was $23.00 and $17.32, respectively, while the weighted-average fair value per share of options granted for the same period was $12.33 and $9.33, respectively.
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
     Class A Common Stock Option Plans
     At September 30, 2007, there were 198,199 shares available for future grants under four of the Company’s option plans, excluding the White Amber stock option plan described separately below.
     The following table presents a summary of the Class A Common Stock option activity for the nine months ended September 30, 2007, and related information:

		Weighted—Average
	Number of Options	Exercise Price
Outstanding — January 1, 2007	4,156,114	$10.52
Granted	413,847	$15.35
Exercised	(611,326)	$4.09
Forfeited	(109,929)	$13.25

Outstanding — March 31, 2007	3,848,706	$11.98
Granted	435,060	$18.04
Exercised	(320,512)	$7.06
Forfeited	(64,674)	$13.53

Outstanding — June 30, 2007	3,898,580	$13.03
Granted	87,800	$23.00
Exercised	(202,788)	$10.76
Forfeited	(46,566)	$13.59

Outstanding — September 30, 2007	3,737,026	$13.38

     The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $2.6 million and $13.0 million, respectively. As of September 30, 2007, the Company had 3,157,330 options vested or expected to vest over four years with an aggregate intrinsic value of $38.9 million and a weighted average exercise price of $13.08.
     The following table summarizes stock options outstanding at September 30, 2007:

		Weighted—Average
		Remaining
Range of Exercise	Number of Options	Contractual Life	Number of Options
Prices	Outstanding	(Years)	Exercisable
$3.00 — $8.60	392,958	4.34	376,176
8.61 — 11.77	375,756	8.93	142,840
11.78 — 13.30	396,456	8.70	101,024
13.31 — 13.50	890,171	7.46	550,357
13.51 — 14.00	570,012	8.21	236,601
14.01 — 15.92	386,486	9.33	9,919
15.93 — 17.91	377,910	9.60	—
17.92 — 23.07	307,777	7.49	196,589
23.08 — 23.10	30,000	9.85	—
23.11 — 23.12	9,500	9.95	—

Total	3,737,026	7.96	1,613,506

     The total fair value of shares vested during the three and nine months ended September 30, 2007 was $4.8 million and $16.6 million, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2006 was $0.2 million and $0.5 million, respectively.
     The aggregate intrinsic value for options outstanding and exercisable at September 30, 2007 was $22.3 million with a weighted-average remaining contractual life of 6.9 years.
     For options, the Company recorded $1.4 million and $3.6 million of compensation expense for the three and nine months ended September 30, 2007, respectively and recorded $0.8 million and $2.8 million of compensation expense for the three and nine months ended September 30, 2006. Unamortized compensation cost was $12.0 million as of September 30, 2007. This cost is expected to be recognized over a weighted-average period of 2.59 years.
White Amber Stock Option Plan
     Pursuant to the October 21, 2003 purchase of White Amber, Inc., the Company issued 206,487 options at $0.78 per share under a new option plan (“the White Amber Stock Option Plan”). As of September 30, 2007, these options were fully vested. The following table presents a summary of the White Amber Stock Option Plan activity for the nine months ended September 30, 2007 and related information:

		Average
		Weighted— Exercise
	Number of Options	Price
Outstanding — January 1, 2007	113,811	$0.78
Exercised	(51,052)	0.78

Outstanding — March 31, 2007	62,759	0.78
Exercised	(16,101)	0.78

Outstanding — June 30, 2007	46,658	0.78
Exercised	(4,045)	0.78

Outstanding — September 30, 2007	42,613	0.78

Options exercisable — September 30, 2007	42,613	0.78

     For the White Amber Stock Option Plan, the Company recorded $0 compensation expense for the three and nine months ended September 30, 2007 and $2,000 and $6,000 for the three and nine months ended September 30, 2006, respectively.
Restricted Stock and Performance Shares
     On May 31, 2006, the Compensation Committee of the Board of Directors of the Company approved a form of restricted stock agreement and a form of performance share agreement for use under the Company’s 2004 Stock Plan pursuant to which the Company has granted restricted stock and restricted stock units, which are the same as performance shares. The shares of restricted stock and performance share awards have a per share price of $0.00001 which equals the par value. The Company’s right to repurchase the restricted stock granted to employees lapses in accordance with a four year schedule and the performance shares granted to employees vest in accordance with a four year vesting schedule. The Company’s non-employee directors, excluding the Chairman of the Company’s Board of Directors, receive 50%, and may elect to receive up to 100%, of their board compensation as restricted stock or performance shares in lieu of cash compensation. The Chairman of the Board may elect to receive up to 100% of his compensation in the form of restricted stock. Such awards are granted on the first business day of each quarter and vest on the last day of each quarter. The fair value is measured based upon the closing Nasdaq market price of the underlying Company stock as of the date of grant. Restricted stock and performance share awards are amortized over the applicable reacquisition or vesting period using the straight-line method. Unamortized compensation cost was $3.2 million as of September 30, 2007. This cost is expected to be recognized over a weighted-average period between 2.12 – 2.50 years. Based on the Company’s limited historical voluntary turnover rates, an annualized estimated forfeiture rate of 4.5% has been used in calculating the cost. The following table presents a summary of the restricted stock awards and performance share awards for the nine months ended September 30, 2007, and related information:

	Performance	Restricted	Weighted—Average
	Share	Stock	Grant-
	Awards	Awards	Date Fair Value
Repurchasable/nonvested balance — January 1, 2007	53,750	234,375	$11.75
Awarded	426	3,169	0.00
Released/vested	(13,549)	(19,161)	10.17
Forfeited/cancelled	—	(8,693)	11.12

Repurchasable/nonvested balance — March 31, 2007	40,627	209,690	$11.74
Awarded	1,067	24,158	15.57
Released/vested	(4,194)	(19,098)	9.82
Forfeited/cancelled	(3,750)	(7,500)	11.90

Repurchasable/nonvested balance — June 30, 2007	33,750	207,250	$12.36
Awarded	515	29,333	21.26
Released/vested	(3,326)	(18,019)	10.36
Forfeited/cancelled	—	—	—

Repurchasable/nonvested balance — September 30, 2007	30,939	218,564	$13.72

     For restricted stock and performance share agreements, the Company recorded $0.2 million and $0.8 million of compensation expense for the three and nine months ended September 30, 2007, respectively, and $0.3 million and $0.4 million for the three and nine months ended September 30, 2006, respectively.
Employee Stock Purchase Plan
     Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally commence each May 1 and November 1. Shares are purchased through payroll deductions, up to a maximum of 10% of each employee’s compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more that 10,000 shares per offering or $25,000 worth of common stock in one calendar year. For the ESPP, the Company recorded $0.2 million and $0.4 million of compensation expense for the three and nine months ended September 30, 2007, respectively, and $0.1 million and $0.2 million for each of the three and nine months ended September 30, 2006. Unamortized compensation cost was $0.1 million as of September 30, 2007. This cost is expected to be recognized over a one month period.

Shares
Shares reserved for issuance under ESPP – January 1, 2007	435,487
Shares issued to employees – April 30, 2007	(75,027)

Shares reserved for issuance under ESPP – September 30, 2007	360,460

Fair value of employee stock purchase plan (ESPP) shares are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006
Expected volatility	49% - 53%	55%
Risk-free interest rate	4.93% - 5.09%	5.24%
Expected life (in years)	.5	.5
Expected dividend yield	0%	0%
5. Intangible Assets and Goodwill
In July 2007, the Company completed its acquisition of certain assets of Wetfeet and such assets are reflected in the table below. Approximately $1.7 million of the increase of goodwill relates to the acquisition of certain assets of Wetfeet and has been assigned to our application line of business. The Company also recorded a $0.2 million increase in intangible assets related to customer relationships acquired in the transaction. These customer relationships will be amortized over a four year period.
In March 2007, the Company completed its acquisition of certain assets of JobFlash and such assets are reflected in the table below. Approximately $2.0 million of the increase of goodwill relates to the acquisition of certain assets of JobFlash and has been assigned to our application line of business. Amortization of intangible assets was $0.1 million and $0.3 million for the three and nine months ended September 30, 2007, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2006, respectively.

	Weighted-	As of September 30, 2007		As of December 31, 2006
	Average Period of	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization
	(In thousands)
Identifiable intangible assets:
Existing technology	3.9 years	$3,121	$(2,099)	$2,311	$(1,914)
Customer relationships	3.4 years	1,472	(979)	967	(907)

Identifiable intangible assets subtotal		4,593	(3,078)	3,278	(2,821)
Goodwill	—	8,058	—	6,028	—
Addition: goodwill from Wetfeet		1,691	—	—	—

Goodwill subtotal		9,749	—	6,028	—
Total		$14,342	$(3,078)	$9,306	$(2,821)

Estimated Amortization Expense	(In thousands)
Remainder of 2007	$108
2008	436
2009	430
2010	311
2011	201
2012	29

Total	$1,515

6. Property and Equipment
     Property and equipment consists of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Computer hardware and software	$31,868	$20,106
Furniture and equipment	2,721	2,462
Leasehold improvements	3,036	2,661

	37,625	25,229
Less accumulated depreciation and amortization	(18,678)	(12,301)

Total	$18,947	$12,928

Property and equipment included capital leases totaling $1.1 million at September 30, 2007 and $0.9 million at December 31, 2006, respectively. All of the capital leases are included in computer hardware and software classification above. Accumulated amortization relating to property and equipment under capital leases totaled $1.0 million and $0.7 million, at September 30, 2007 and December 31, 2006, respectively. Depreciation and amortization expense, including amortization of assets under capital leases but excluding amortization of intangible assets, was $1.7 million and $4.4 million for the three and nine months ended September 30, 2007, respectively, and $0.9 million and $2.8 million for the three and nine months ended September 30, 2006, respectively.
7. Other Assets
     Other assets consist of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Deferred tax asset net of valuation allowance	$2,491	$1,284
Other	152	164

	$2,643	$1,448

8. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Accrued compensation	$8,214	$7,092
Accounts payable	1,856	2,388
Accrued liability — Taleo Contingent customer payments	4,365	1,740
Accrued income taxes	979	1,153
Accrued liabilities and other	6,948	6,335

	$22,362	$18,708

9. Common Stock
Secondary Offering
     On May 11, 2007, the Company filed a registration statement on Form S-1 (File No. 333-142877) with the Securities and Exchange Commission in connection with the offering by certain stockholders of the Company of an aggregate of 4,212,068 shares of the Company’s Class A common stock. The registration statement was declared effective by the Securities and Exchange Commission on June 5, 2007. The offering closed on June 11, 2007, and 3,522,068 shares were sold to the public at a price per share of $19.85, including a $0.9428 per share discount to the underwriters. Included in the secondary offering were 375,899 shares of Class A common stock issued upon the exchange of exchangeable shares in the Company’s Canadian subsidiary and the corresponding redemption of shares of the Company’s Class B common stock. The Class B common stock was redeemed on a 1:1 basis with the shares Class A common stock issued in connection with these exchanges. The Company did not receive any proceeds from the sale of shares sold in the offering. In connection with the offering, the Company incurred expenses of approximately $0.6 million during the nine months ended September 30, 2007.
Contingently Issuable Shares
     The Company’s obligation to issue shares to former stockholders of White Amber pursuant to the White Amber acquisition agreement ended during the quarter ended December 31, 2006. As a result, no shares were issued to former stockholders of White Amber during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, the Company issued 24,635 shares to certain former stockholders of White Amber. These shares became issuable, under the terms of the White Amber acquisition agreement, which requires the Company to issue shares to former stockholders of White Amber in the amount of forfeitures of Company stock options granted to former White Amber employees under the White Amber stock option plan.

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
     As of September 30, 2007, no Class A common stock warrants were outstanding.
Reserved Shares of Common Stock
     The Company has reserved the following number of shares of Class A common stock as of September 30, 2007 for the exchange of exchangeable shares, awarding of restricted stock, release of performance shares, exercise of stock options and purchases under the employee stock purchase plan:

Exchange of exchangeable shares and redemption of Class B common stock	735,652
Class A Common Stock Plans (excluding the White Amber Stock Option Plan)	3,966,164
White Amber Stock Option Plan	42,613
Employee Stock Purchase Plan	360,460

Total	5,104,889

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
     Effective January 1, 2007, the Company entered into a consulting agreement with LT Management Inc.. Louis Tetu, one of our directors, is the sole shareholder of LT Management, Inc. According to the terms of the agreement, Mr. Tetu will perform certain sales support services for the Company, and the Company will pay Mr. Tetu CAD $12,500 per quarter. This agreement expires on December 31, 2007. For the nine months end September 30, 2007, Mr. Tetu was paid a total of CAD $25,000. As of September 30, 2007, CAD $12,500 was payable to this related party.
11. Income Taxes
     The Company’s provision for income taxes was approximately $0.1 million and $3.3 million for the three and nine months ended September 30, 2007, respectively, and was generated from taxable income related to its international operations, alternative minimum taxes in the United Sates, and an increase to its non-cash income tax reserves associated with its ongoing Canadian tax audit, which is discussed below.
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
     As of the adoption date of January 1, 2007, the Company had uncertain tax positions of approximately $4.3 million and the Company recorded increases in uncertain tax positions of approximately $0.6 million and $8.4 million as of March 31 and June 30, 2007, respectively. Included in the $13.3 million ending balance at June 30, 2007 is approximately $11.8 million that represents uncertain tax positions associated with the ongoing Canadian tax audit, discussed below. The remaining balance of $1.5 million, which has been fully reserved, represents identified uncertain tax positions related to the company’s other foreign subsidiary operations. Potential interest and penalties were immaterial at the date of adoption and were not included in the uncertain tax positions. The related tax impact associated with the Canadian tax audit is approximately $2.9 million and was recorded in the quarter ended June 30, 2007.
     As of September 30, 2007, the Company had uncertain tax positions of approximately $13.3 million which is unchanged from the ending balance at June 30, 2007.
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
     In December 2006, the Company made an offer to CRA with respect to the treatment of Quebec investment tax credits for tax years 2000 and 2001. In April 2007, we were notified by CRA that it had denied our settlement proposal with respect to the treatment of Quebec investment tax credits. We disagree with CRA’s basis for denying our treatment of investment credits and intend to appeal CRA’s decision through applicable administrative and judicial procedures. We adjusted our income tax reserves in the quarter ended June 30, 2007 to an amount we believe will be sufficient to cover the 2000 and 2001 estimated tax assessments upon final resolution of these issues.
     CRA Examination Impact to Future Tax Years. Resolution of the CRA’s examination relating to the treatment of the Quebec investment tax credit in tax years 2000 and 2001 will have bearing on the tax treatment applied in subsequent periods that are not currently under examination. The Company increased its income tax reserves in the quarter ended June 30, 2007 to an amount we believe will be sufficient to cover the estimated tax assessments relating to these remaining open tax periods. We estimate the potential range of additional income subject to Canadian income tax for tax years 2000 through 2006 as a result of the Quebec investment tax credit to be between CAD $1.0 and $17.0 million, including CRA’s proposed assessment of CAD $3.0 million for the 2000 and 2001 tax years, as discussed above.
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
     We are seeking United States tax treaty relief through the appropriate Competent Authority tribunals for the settlement entered into with CRA with respect to CRA’s examination of the 1999 tax year, and we will seek United States tax treaty relief for all subsequent final settlements entered into with CRA. Although we believe that we have reasonable basis for our tax positions, it is possible that an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular quarter or annual period.
12. Commitments and Contingencies
     Operating Leases — The Company leases certain equipment, internet access services and office facilities, under non-cancelable operating leases or long-term agreements. Rental expense under these agreements for the three and nine months ended September 30, 2007 was $1.6 million and $5.2 million, respectively. Rent expense for the three and nine months ended September 30, 2006 was approximately $2.3 million and $6.2 million, respectively.
     On May 30, 2007, the Company entered into a software license and maintenance agreement for database software to be used in the production environment. This agreement requires total payments of approximately $4.4 million over the next two years and is included in the Other Contracts column below.
     The minimum non-cancelable scheduled payments under these agreements at September 30, 2007 are as follows:

	Operating Leases
			Third
			Party	Total
	Equipment	Facility	Hosting	Operating	Other	Capital
	Leases	Leases	Facilities	Leases	Contracts	Leases	Total
	(In thousands)
Remainder of 2007	$674	$760	$582	$2,016	$783	$35	$2,835
2008	1,160	2,446	1,100	4,706	2,917	40	7,663
2009	114	1,145	130	1,389	726	12	2,127
2010	36	939	—	975	—	4	979
2011	14	960	—	974	—	—	974
2012	—	980	—	980	—	—	980
Thereafter	—	451	—	451	—	—	451

Total	$1,998	$7,681	$1,812	$11,491	$4,426	$92	$16,009

Less amounts representing interest						(3)
Present value of minimum lease payments						89
Less current portion						(68)

Noncurrent portion						$21

     Litigation — Kenexa Brassring, Inc., filed suit against the Company in the United States District Court for the District of Delaware for patent infringement on August 27, 2007. Kenexa asserts that we have infringed patent numbers 5999939 and 6996561, and seeks monetary damages and an injunction enjoining us from further infringement. The Company has not yet been served in this matter. Management has reviewed this matter and believes that the Company’s software products do not infringe any valid and enforceable claim of these patents.
     In addition to the matter described above, we are subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against us by former employees and advisors. We have accrued for estimated losses in the accompanying unaudited condensed consolidated financial statements for matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. The adverse resolution of any one or more of those matters or the matter described above, over and above the amount, if any, that has been estimated and accrued in our un audited condensed consolidated financial statements could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

     In addition to pending litigation the Company has received the following notices of potential claims. In February 2005, the holder of patent number 6701313B1 verbally asserted that he believes the Company’s software products infringe upon this patent. Management reviewed this matter and believes that the Company’s software products do not infringe any valid and enforceable claim of this patent. Also, in September 2006, the holder of patent numbers 5537590 and 5701400 wrote the Company to inform the Company of its contention that the Company’s product offerings may infringe these patents. To date, we are not aware of any legal claim that has been filed against us regarding these matters, but the Company can give no assurance that claims will not be filed.
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
13. Net Income (Loss) Per Share
     During the three and nine months ended September 30, 2007, the Company had net income of $2.2 million and $1.4 million, respectively. Net income per share is calculated based on outstanding Class A Common Shares and Exchangeable Shares, since the latter are participating securities, but have no legal requirement to fund losses.
     For the three and nine months ended September 30, 2006, the Company had a net loss of $(0.8) million and $(3.2) million, respectively. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for the quarter and the nine months ended September 30, 2006. Antidilutive securities, which consist of shares of our Canadian subsidiary that are exchangeable for shares of our Class A common stock (“Exchangeable Shares”) upon redemption of corresponding shares of our Class B common stock, stock options, and warrants, are not included in the diluted net loss per share calculation and total, in aggregate, 5,300,000 and 18,703,000 on a weighted average basis for the three and nine months ended September 30, 2006.
     A summary of the earnings or loss applicable to each class of common shares is as follows:

	Three months ended September 30,
	2007			2006
	Class A Common	Class B Common	Total	Class A Common	Class B Common(1)	Total
	(In thousands, except per share data)
Allocation of net income / (loss)	$2,233	—	$2,233	$(757)	—	$(757)
Weighted average shares outstanding — basic	24,638	—	24,638	20,384	—	20,384
Weighted average shares outstanding — diluted	28,527	244	28,771	20,384	—	20,384
Net income / (loss) per share —basic	$0.09	$0	$0.09	$(0.04)	—	$(0.04)
Net income / (loss) per share — diluted	$0.08	$0	$0.08	$(0.04)	—	$(0.04)

	Nine months ended September 30,
	2007			2006
	Class A Common	Class B Common	Total	Class A Common	Class B Common(1)	Total
	(In thousands, except per share data)
Allocation of net income / (loss)	$1,388	—	$1,388	$(3,179)	—	$(3,179)
Weighted average shares outstanding — basic	23,790	—	23,790	19,477	—	19,477
Weighted average shares outstanding — diluted	27,489	736	28,225	19,477	—	19,477
Net income / (loss) per share —basic	$0.06	$0	$0.06	$(0.16)	—	$(0.16)
Net income / (loss) per share — diluted	$0.05	$0	$0.05	$(0.16)	—	$(0.16)

(1)	Class B common shares are non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. Exchangeable Shares are participating securities but have no legal requirement to fund losses, making them antidilutive for all 2006 periods presented.

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
     The following table presents a summary of operating segments:

	Application	Consulting	Total
	(In thousands)
Three Months Ended September 30, 2007:
Revenue	$27,429	$6,315	$33,744
Contribution margin(1)	16,297	1,516	17,813
2006:
Revenue	$20,274	$4,609	$24,883
Contribution margin(1)	10,426	1,525	11,951

	Application	Consulting	Total
	(In thousands)
Nine Months Ended September 30, 2007:
Revenue	$76,680	$16,735	$93,415
Contribution margin(1)	44,213	3,477	47,690
2006:
Revenue	$57,521	$12,998	$70,519
Contribution margin(1)	28,766	3,381	32,147

(1)	The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.
Profit Reconciliation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Contribution margin for operating segments	$17,813	$11,951	$47,690	$32,147
Sales and marketing	(9,949)	(7,391)	(26,937)	(21,663)
General and administrative	(6,267)	(5,792)	(18,143)	(15,566)
Restructuring charges	—	(426)	—	(426)
Interest and other income, net	715	722	2,035	2,165

Income / (loss) before provision / (benefit) for income taxes	$2,312	$(936)	$4,645	$(3,343)

     Geographic Information:
     Revenue attributed to a country or region includes sales to multinational organizations and is based upon the country of location of the contracting party. Revenues as a percentage of total revenues are as follows:

	Three months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
United States	94%	86%	93%	86%
Canada	5%	6%	5%	6%
All other	1%	8%	2%	8%

	100%	100%	100%	100%

     During the three and nine months ended September 30, 2007 and 2006, there were no customers that individually represented greater than 10% of the Company’s total revenue. Also as of these dates, no customer represented greater than 10% of the Company’s accounts receivable.

15. Comprehensive Income / (Loss)
     Comprehensive loss includes foreign currency translation gains and losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income / (loss)	$2,233	$(757)	$1,388	$(3,179)
Net foreign currency translation gain	772	23	1,534	251

Comprehensive income / (loss)	$3,005	$(734)	$2,922	$(2,928)

16. Severance and Exit Costs
     During July 2006, the Company moved its corporate offices from San Francisco, California to Dublin, California. As a result of this relocation, the Company has recorded a provision for the exit from the San Francisco facility in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” As a part of this provision, the Company has taken into account that on October 19, 2006 it entered into an agreement to sublease its San Francisco facility, consisting of approximately 12,000 square feet. As of September 30, 2007, pursuant to the lease for the Company’s San Francisco facility, cash payments totaling $0.7 million remain to be made through July 2009 and the associated remaining unpaid lease costs, net of sublease rental income $0.5 million, as of September 30, 2007 is approximately $0.2 million. The total estimated cost associated with the exit from the San Francisco facility is $0.4 million.
Summary

	Lease	Sublease rental
	payments	income	Net liability
		(In thousands)
Liability for the Remaining Net Lease Payments for the San Francisco Facility
Liability at January 1, 2007	$979	$(691)	$288
Cash receipts / (payments)	(91)	20	(71)

Liability at March 31, 2007	888	(671)	217
Cash receipts / (payments)	(91)	101	10

Liability at June 30, 2007	$797	$(570)	$227
Cash receipts / (payments)	(93)	60	(33)

Liability at September 30, 2007	$704	$(510)	$194

Relocation of Accounting and Finance Department
     On October 25, 2006, management announced a plan to transition all accounting and finance functions performed in the Quebec City, Quebec, Canada office to the corporate offices in Dublin, California by March 2007. This transition was complete as of March 31, 2007, except for one employee whose employment was extended through April 5, 2007. Total cost of exit packages for terminated employees incurred during the three and nine months ended September 30, 2007, was $0 and $47,000, respectively.
Transition of Time and Expense Services Processing
     As a result of the Company’s decision to exit the time and expense processing services related to its Taleo Contingent solution, there are approximately 30 full time positions that may be terminated as part of this transition, which is targeted to be completed by the middle of 2008. If an employee is terminated and remains employed through the transition date, the terminated employee would be entitled to an exit package. The total estimated liability for exit packages is expected to be $0.7 million, of which $0.2 million has been paid through September 30, 2007. Total expense for exit packages incurred during the three and nine months ended September 30, 2007 was $0.1 million and $0.4 million, respectively, and was recorded as an operating expense.

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
     We offer two suites of talent management solutions: Taleo Enterprise Edition and Taleo Business Edition. Taleo Enterprise Edition is designed for medium to large-sized, multi-national organizations. Taleo Business Edition is designed for small to medium-sized organizations, stand-alone departments and divisions of larger organizations, and staffing companies. Our revenue is primarily earned through fees charged for accessing these solutions. Our customers generally pay us in advance for their use of our solutions, and we use these cash receipts to fund our operations. These payments are generally made on a quarterly or annual basis. In addition, we have recently announced our intention to bring to market a performance management application.
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
     On June 26, 2007, we entered into an asset purchase agreement (the “Wetfeet Asset Purchase Agreement”) by and among the Company, Universum Communications Holdings, Inc, Wetfeet, Inc. (“Wetfeet”) and U.S. Bank National Association as escrow agent, for the acquisition by us of certain assets of Wetfeet relating to Wetfeet’s hiring management solutions business (the “Wetfeet Transaction”). The Wetfeet Transaction closed on July 3, 2007. The net cash amount paid by us at closing in connection with the acquisition was approximately $0.3 million in cash, of which approximately $0.1 million was placed into escrow for one year following the closing to be held as partial security for certain losses that may be incurred by the Company in the event of certain breaches of the representations and warranties covered in the asset purchase agreement or certain other events. The Wetfeet Asset Purchase Agreement provides for additional payments of up to approximately $1.3 million to be made to Wetfeet in July 2008 upon the achievement of certain milestones by the first anniversary of the closing date (“Second Payment”). As of September 30, 2007, such milestones had been substantially achieved. As in the case of the payment placed in escrow, the Second Payment is subject to adjustment for certain breaches of the representations and warranties covered in the asset purchase agreement or certain other events. The total cost of the acquisition including legal, accounting, valuation and other professional fees will be $1.7 million. Under the terms of the Wetfeet Transaction, we acquired a portion of Wetfeet’s intellectual property, technology and customer contracts. We have substantially converted the Wetfeet customers to our products and plan to discontinue the Wetfeet product in 2008. As such, we have hired certain Wetfeet services and development personnel on a contractual basis. In addition, we assumed certain liabilities relating to the purchased assets.
     On March 2, 2007, we entered into an asset purchase agreement (the “JobFlash Asset Purchase Agreement”) by and among Taleo, JobFlash, Inc. (“JobFlash”) and U.S. Bank National Association as escrow agent, for the acquisition by us of certain assets of JobFlash relating to JobFlash’s talent management and human resources solutions business (the “JobFlash Transaction”). On March 7, 2007, Taleo and JobFlash completed the JobFlash Transaction. The total consideration paid by us in connection with the JobFlash Transaction was approximately $3.1 million, of which $0.5 million was placed into escrow for one year following the closing to be held as partial security for certain losses that may be incurred by us in the event of certain breaches of the representations and warranties covered in the JobFlash Asset Purchase Agreement or certain other events. The total cost of the acquisition including legal, accounting, valuation and other professional fees was $3.3 million. Under the terms of the JobFlash Transaction, we acquired substantially all of JobFlash’s intellectual property, technology, and customer contracts. We hired the majority of JobFlash’s sales, services, and development personnel. In addition, we assumed certain liabilities relating to the purchased assets. JobFlash provides a telephone interactive voice response solution for job applicants and interview scheduling solutions.
Sources of Revenue
     We derive our revenue from two sources: application revenue and consulting revenue.
Application Revenue
     Application revenue is generally comprised of subscription fees from customers accessing our applications, which includes the use of the application, application and data hosting and maintenance and support for the application. The majority of our application subscription revenue is recognized monthly over the life of the application agreement, based on a stated, fixed-dollar amount. Revenue associated with our Taleo Contingent solution is recognized based on a fixed contract percentage of the dollar amount invoiced for contingent labor through use of the application. However, on a going forward basis, we will no longer be entering into agreements to provide time and expense processing services for temporary workers, and, accordingly our revenue model based on a percentage of spend from such processing services will end. Our intention is to service our current customers to which we provide such time and expense processing services through the expiration of their current agreements with us. The average term of application agreements for Taleo Enterprise Edition signed with new customers in the third quarter of 2007 was approximately four years. Our Taleo Enterprise Edition customer renewal rates have historically been high. The term of application agreements for Taleo Business Edition is typically one year.
     Application agreements entered into during the three and nine months ended September 30, 2007 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations.
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
     Cost of application revenue primarily consists of expenses related to hosting our application and providing support, including employee related costs and depreciation expense associated with computer equipment. We allocate overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on employee count. As such, overhead expenses are reflected in each cost of revenue and operating expense category. We currently deliver our solutions from two primary data centers that host the applications for our customers. As of September 30, 2007, one of our customers hosts our application on its own infrastructure.

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
Research and Development
     Research and development expenses consist primarily of salaries and related expenses and allocated overhead. Our expenses are net of the tax credits we receive from the government of Quebec. We focus our research and development efforts on increasing the functionality and enhancing the ease of use and quality of our applications, as well as developing new products and enhancing our infrastructure. We expect research and development expenses will increase in dollar terms as we upgrade our existing applications and continue to develop new technologies.
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
Research and Development
     We account for software development costs under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Accordingly, we capitalize certain software development costs after technological feasibility of the product has been established. Such costs have been immaterial to date, and accordingly, no costs were capitalized during the three and nine months ended September 30, 2007 and 2006.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Condensed Consolidated Statement of Operations Data:
Revenue:
Application	81%	81%	82%	82%
Consulting	19	19	18	18

Total revenue	100	100	100	100
Cost of revenue (as a percent of related revenue):
Application	20	25	21	25
Consulting	76	67	79	74

Total cost of revenue	31	33	31	34

Gross profit	69	67	69	66
Operating expenses:
Sales and marketing	29	30	29	31
Research and development	17	19	18	20
General and administrative	18	23	19	22
Restructuring costs and other charges	—	2	—	1

Total operating expenses	64	74	66	74
Operating income / (loss)	5	(7)	3	(8)
Other income / (expense):
Interest income	2	3	2	3
Interest expense	—	—	—	—

Total other income, net	2	3	2	3

Income / (loss) before provision / (benefit) for income taxes	7	(4)	5	(5)
Provision / (benefit) for income taxes	—	(1)	3	—

Net income / (loss)	7%	(3)%	2%	(5)%

Comparison of the Three and Nine Months Ended September 30, 2007 and 2006
Revenue

	Three months ended September 30,
	2007	2006	$ change	% change
	(In thousands)
Application revenue	$27,429	$20,274	$7,155	35%
Consulting revenue	6,315	4,609	1,706	37%

Total revenue	$33,744	$24,883	$8,861	36%

     The increase in application revenue was attributable to sales to new customers and additional sales to our current customers from our entire product line including newly acquired technology. Consulting revenue increased year-over-year as the result of continued increased demand for services from new and existing customers as well as the completion of certain milestone and cash based engagements during the three months ended September 30, 2007. The prices of our solutions and services remained unchanged period-to-period on a comparative basis. Application revenue as a percentage of total revenue was 81% for the three months ended September 30, 2007, which is the same as the same period in the prior year. The geographic mix of total revenue for the three months ended September 30, 2007 was 94% in the United States and 6% in Canada and the rest of the world, respectively, as compared to 86%,and 14%, respectively, for the three months ended September 30, 2006.

	Nine months ended September 30,
	2007	2006	$ change	% change
	(In thousands)
Applications revenue	$76,680	$57,521	$19,159	33%
Consulting revenue	16,735	12,998	3,737	29%

Total revenue	$93,415	$70,519	$22,896	32%

     During the nine months ended September 30, 2007, application revenue increased due to sales to new customers, including customers associated with new technology, and additional sales to our existing customers. We continued to experience a high renewal rate with our existing customers. The increase in consulting revenue was attributable to higher revenue from implementation and education services as compared to the same period last year as we continue to see increases in demand for our consulting services.
Cost of Revenue

	Three months ended September 30,
	2007	2006	$ change	% change
	(In thousands)
Cost of revenue — applications	$5,512	$5,004	$508	10%
Cost of revenue — consulting	4,799	3,084	1,715	56%

Cost of revenue — total	$10,311	$8,088	$2,223	27%

     The increase in cost of application revenue was primarily a result of $0.3 million in higher employee-related cost due to employee headcount increasing by 17 compared to the same period in the prior year. Additionally, we continued to experience cost increases in overhead allocation costs primarily resulting from an increase in employee benefits of $0.2 million, and infrastructure cost related to hardware, maintenance and other professional services of $0.3 million. Such cost increases were partially offset by decreases in temporary help expense of $0.1 million, and depreciation and amortization expense of $0.2 million.
     Cost of consulting revenue increased primarily as a result of a $0.9 million increase for employee-related costs for our consulting group resulting from an increase in headcount by 24 employees, a $0.3 million increase in overhead allocation cost, a $0.3 million increase in service fees for outside consultants, a $0.1 million increase in travel expenses, and a $0.1 million increase in depreciation and amortization.

	Nine months ended September 30,
	2007	2006	$ change	% change
	(In thousands)
Cost of revenue — applications	$15,952	$14,311	$1,641	11%
Cost of revenue — consulting	13,258	9,617	3,641	38%

Cost of revenue — total	$29,210	$23,928	$5,282	22%

     Expense increases in cost of application revenue have been consistent during the nine months ended September 30, 2007 compared to the same period in the prior year. These cost increases were primarily a result of a $1.0 million increase in employee-related costs primarily due to an increase of headcount by 17 year-over-year, a $0.8 million increase in overhead allocation costs primarily resulting from an increase in employee benefits, and a $0.5 million increase in our infrastructure costs relating to hardware, software and third-party fees for our hosting facilities. Such increases were partially offset by a $0.5 million decrease in the amortization expenses associated with certain fully amortized intangible assets and a $0.1 million decrease in software maintenance cost due to expiration of maintenance contracts that were not renewed. We believe our cost of application revenue will increase in a manner similar to prior quarters of 2007.
     Cost of consulting revenue increased primarily as a result of a $2.1 million increase for employee-related costs for our consulting group resulting from an increase in headcount by 24 year-over-year, a $0.8 million increase in overhead allocation cost, a $0.5 million increase in service fees for outside consultants, and other cost of $0.3 million. These increased costs were partially offset by a $0.1 million decrease in travel expenses.

Gross Profit and Gross Profit Percentage

	Three months ended September 30,
	2007	2006	$ change	% change
	(In thousands)
Gross profit
Gross profit — applications	$21,917	$15,270	$6,647	44%
Gross profit — consulting	1,516	1,525	(9)	(1)%

Gross profit — total	$23,433	$16,795	$6,638	40%

	Three months ended September 30,
	2007	2006	change
Gross profit percentage
Gross profit percentage — applications	80%	75%	5%
Gross profit percentage — consulting	24%	33%	(9)%
Gross profit percentage — total	69%	67%	2%
     Gross profit on applications increased by $6.6 million as a result of increases in our sales offset by lower increase in costs to deliver our applications. We were able to acquire additional customers and process additional transactions without having to increase capacity expenses at the same rate as our revenue growth. In the third quarter of 2007, application revenue increased by 35% while cost of application revenue increased by only 10%. Consistent with prior quarters in 2007, we were able to offset increases in certain production cost with savings in other cost of applications. The gross profit on consulting in absolute dollars was consistent with the same period in 2006. However, as a result of consulting revenue being higher in the third quarter of 2007 than in the same period in 2006, consulting gross profit as a percentage of revenue decreased year over year.
     Total gross profit percentage increased from the same period in the prior year as a result of continued leverage of our infrastructure in delivering our applications and as application revenue continues to grow, higher gross margins in application revenue will continue to offset lower gross margins in consulting. We expect total gross profit margins to remain consistent in the upcoming quarters.

	Nine months ended September 30,
	2007	2006	$ change	% change
	(In thousands)
Gross profit
Gross profit — applications	$60,728	$43,210	$17,518	41%
Gross profit — consulting	3,477	3,381	96	3%

Gross profit — total	$64,205	$46,591	$17,614	38%

	Nine months ended September 30,
	2007	2006	change
Gross profit percentage
Gross profit percentage — applications	79%	75%	4%
Gross profit percentage — consulting	21%	26%	(5)%
Gross profit percentage — total	69%	66%	3%
     Gross profit on applications increased by $17.5 million as a result of increases in our sales offset by lower increase in costs to deliver our applications. We were able to acquire additional customers and process additional transactions without having to increase capacity expenses at the same rate as our revenue growth. We expect gross profit margins to remain consistent in the upcoming quarters. Gross profit on consulting remained consistent with the same period in 2006.

     Total gross profit percentage increased from the same period in the prior year as a result of continued leverage of our infrastructure in delivering our applications and as application revenue continues to grow, higher gross margins in application revenue will continue to offset lower gross margins in consulting.
Operating expenses

	Three months ended September 30,
	2007	2006	$ change	% change
	(In thousands)
Sales and marketing	$9,949	$7,391	$2,558	35%
Research and development	5,620	4,844	776	16%
General and administrative	6,267	5,792	475	8%
Restructuring and other charges	—	426	(426)	100%

     Sales and marketing expenses for the third quarter of 2007 increased 35% over the same quarter in the prior year primarily due to $0.9 million in higher employee-related cost resulting from an increase in headcount of 21 in our sales and marketing organizations. We also experienced $0.4 million in higher overhead allocation cost due in part to an increase in employee benefits. Additionally, we experienced increases of $0.1 million in higher amortization expenses and $1.1 million in marketing expenses related to our annual user conference which was hosted earlier this quarter.
     Research and development expenses for the third quarter of 2007 increased by 16% over the same quarter in the prior year as a result of our continued investment in product development and enhancements on our installed base. The increase consisted primarily of $0.1 million in higher employee-related costs, $0.3 million in higher overhead allocation costs, and $0.3 million in higher general operating expenses.
     General and administrative expenses for the third quarter of 2007 grew by 8% over the same quarter in the prior year as a result increases of $1.9 million increase in employee-related costs (including a $0.3 million increase in stock-based compensation expense), $0.1 million in telecommunication expenses, $0.1 million in foreign currency conversions, and $0.4 million in maintenance, travel and entertainment and other general operating expenses. These costs were partially offset by a $1.3 million allocation of overhead and a $0.7 million reduction in temporary help expenses.

	Nine months ended September 30,
	2007	2006	$ change	% change
	(In thousands)
Sales and marketing	$26,937	$21,663	$5,274	24%
Research and development	16,515	14,444	2,071	14%
General and administrative	18,143	15,566	2,577	17%
Restructuring and other charges	—	426	(426)	100%
     Sales and marketing expenses for the first nine months of 2007 increased 24% over the same period in the prior year due to additional headcount necessary to support our business growth. Our headcount increased by 21 persons year-over-year resulting in an increase in employee-related costs of $3.9 million (including a $0.5 million increase in stock-based compensation expense) and an increase in overhead allocation cost of $1.5 million, due in part to an increase in employee benefits. These overall cost increases were partially offset by a $0.1 million decrease in other general operating expenses.
     Research and development expenses for the nine months ended September 30, 2007 increased by 14% over the same period in the prior year as a result of a $1.2 million increase in professional services expenses and maintenance support fees, a $0.4 million increase in employee related cost, a $0.7 million increase in overhead allocation cost due in part to an increase in employee benefits, a $0.2 million increase in amortization expenses and a $0.1 million increase in general office expenses. These cost increases were offset by lower temporary help expenses of $0.4 million and lower telecommunication expenses of $0.1 million. We expect our research and development expenses will remain relatively consistent as a percentage of revenue in the short term.
     General and administrative expenses for the nine months ended September 30, 2007 grew by 17% over the same period in the prior year as a result of a $5.2 million increase in employee-related costs (including a $0.3 million increase in stock-based compensation expense), a $0.9 million increase in costs associated with being a public company (including a $0.6 million increase in cost for the secondary offering that occurred in June of 2007), a $0.5 million increase in other general operation expenses, and a $0.4 million increase in telecommunication expenses. These increases were offset by a $3.1 million decrease in allocation of overhead, a $1.1 million reduction in temporary help expenses, and a $0.2 million decrease in travel and entertainment expenses. We expect general and administrative expenses to continue to decrease as a percentage of revenue over the near term.

Contribution Margin

	Three months ended September 30,
	2007	2006	$ change	% change
	(In thousands)
Contribution Margin
Contribution margin — applications	$16,297	$10,426	$5,871	56%
Contribution margin — consulting	1,516	1,525	(9)	(1)%

Contribution margin — total	$17,813	$11,951	$5,862	49%

     Application contribution margin increased 56% for the three months ended September 30, 2007 compared to the same quarter as last year as a result of revenue continuing to grow at a faster rate than our cost of application. Additionally application revenue grew at a faster rate than research and development expenses. We attribute the increase in application contribution margin to our ability to contain our production cost and research and development cost. Contribution margin for consulting remained consistent with the same period in the prior year.

	Nine months ended September 30,
	2007	2006	$ change	% change
	(In thousands)
Contribution Margin
Contribution margin — applications	$44,213	$28,766	$15,447	54%
Contribution margin — consulting	3,477	3,381	96	3%

Contribution margin — total	$47,690	$32,147	$15,543	48%

     Application contribution margin for the nine months ended September 30, 2007 increased 54% over the same period one year ago as a result of an application revenue increase growing at a faster rate than cost of application. Additionally, application revenue grew at a faster rate than research and development expenses. Consulting contribution margins remained consistent on a year-over-year basis.
Other income (expense)

	Three months ended September 30,
	2007	2006	$ change	% change
	(In thousands)
Interest income	$757	$746	$11	1%
Interest expense	(42)	(24)	(18)	(75)%

Total other income, net	$715	$722	$(7)	(1)%

     Interest income – The increase in interest income is attributable to a higher average cash balances during the quarter ended September 30, 2007 compared to the same period in the prior year.
     Interest expense – The increase in interest expense during the three months ended September 30, 2007 is attributable to the calculation to impute interest related to a capital lease obligation the Company entered into in the second quarter of 2007.

	Nine months ended September 30,
	2007	2006	$ change	% change
	(In thousands)
Interest income	$2,106	$2,232	$(126)	(6)%
Interest expense	(71)	(67)	(4)	(6)%

Total other income, net	$2,035	$2,165	$(130)	(6)%

Interest income and interest expense
     Interest income – The decrease in interest income is attributable to a lower average cash balances during the nine months ended September 30, 2007 compared to the same period in the prior year, offset by increased investing in highly liquid securities.
     Interest expense – The increase in interest expense during the nine months ended September 30, 2007 is attributable to the calculation to impute interest related to a capital lease obligation the Company entered into in the second quarter of 2007.

Provision / (benefit) for Income Taxes

	Three months ended September 30,
	2007	2006	$ change	% change
	(In thousands)
Provision / (benefit) for income taxes	$79	$(179)	$258	144%

	Nine months ended September 30,
	2007	2006	$ change	% change
	(In thousands)
Provision / (benefit) for income taxes	$3,257	$(164)	$3,421	2,086%
     The income tax expense recorded in the quarter is due to taxable income generated by our international operations and alternative minimum taxes in the United States. The increase in income tax expense reported for the nine month ended September 30, 2007 is due principally to an increase in our non-cash income tax reserves in connection with the Canadian tax audit, taxable income generated by our foreign operations and alternative minimum taxes in the United States. At September 30, 2007, a full valuation allowance has been provided against our U.S. and Non-Canadian deferred tax assets since it was deemed more likely than not these assets would not be realized. In 2006, we reversed our valuation allowance against our Canadian subsidiary’s deferred tax assets as it was determined these assets would more likely than not be realized in the future. If, based on the operating results of 2007 and a review of the realizability of our deferred tax assets, we were to conclude that some or all of our deferred tax asset valuation allowance was not required, this would likely have a material impact on our financial results in the form of reduced tax expense. However, there can be no assurance that we will achieve cumulative profitability during 2007 or that any reduction of our deferred tax asset reserves will actually occur.
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
     We are seeking United States tax treaty relief through the appropriate Competent Authority tribunals for the settlement entered into with CRA with respect to CRA’s examination of the 1999 tax year, and we will seek United States tax treaty relief for all subsequent final settlements entered into with CRA. Although we believe that we have reasonable basis for our tax positions, it is possible that an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular quarter or annual period.
Liquidity and Capital Resources
     At September 30, 2007, our principal source of liquidity was a net working capital balance of $66.4 million, including cash and cash equivalents totaling $78.7 million.

	Nine months ended September 30,
	2007	2006	$ change	% change
	(In thousands)
Cash provided by operating activities	$20,666	$1,517	$19,149	1,262%
Cash used in investing activities	(8,289)	(8,746)	457	5%
Cash provided by financing activities	6,949	811	6,138	757%
     Net cash provided by operating activities was $20.7 million for the nine months ended September 30, 2007, which includes approximately $4.0 million in pass-through time and expense payments from our Taleo Contingent customers that was paid out to contingent vendors in early October 2007, compared to net cash provided by operating activities of $1.5 million for the nine months ended September 30, 2006. Consistent with prior periods, cash provided by operating activities has historically been affected by revenues, changes in working capital accounts, particularly increases in accounts receivable, deferred revenue, and customer deposits, decreases in prepaids, add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Specifically in the nine months ended September 30, 2007, deferred revenues increased as a result of the timing of closing customer renewals and invoicing of new customers throughout the nine month period. Stock-based compensation expense in the nine months ended September 30, 2007 was $4.8 million compared to $3.4 million during the nine months ended September 30, 2006, as a result of an increase in stock option grants over the last twelve months as well as a constant increase in the average stock price during the current nine month period.

     Net cash used in investing activities was $8.3 million for the nine months ended September 30, 2007 compared to net cash used by investing activities of $8.7 million for the nine months ended September 30, 2006. This decrease between periods was the result of the $3.1 million acquisition cost paid for JobFlash and $0.2 million of acquisition cost paid for Wetfeet partially offset by $2.6 million in restricted cash becoming available for general use and a $1.1 million reduction in property and equipment purchases.
     Net cash provided by financing activities was $6.9 million for the nine months ended September 30, 2007, compared to net cash provided by financing activities of $0.8 million for the nine months ended September 30, 2006. This increase was due to $6.0 million increase in proceeds received from stock option and warrant exercises from the prior period, partially offset by principal payments on capital lease obligations.
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

		Less Than
	Total	1 Year	1—2 Years	3—5 Years
	(In thousands)
Capital lease obligations	$89	$68	$21	$—
Interest payments	3	2	1	—
Facility leases	7,680	2,698	2,354	2,628
Operating equipment leases	1,999	1,683	293	23
Third party hosting facilities	1,812	1,606	206	—
Other purchase obligations	4,426	2,974	1,452	—

	$16,009	$9,031	$4,327	$2,651

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
     In connection with the Company’s adoption of FIN 48 on January 1, 2007, management has estimated $0.3 million of cash settlements will be paid in some future period extending beyond one year. The Company is unable to reasonably determine in what future period the long term cash settlement will be paid. These contingency reserves have been excluded from the above tabular disclosure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
     Our revenue is generally denominated in the local currency of the contracting party and as a result the majority of our revenue is denominated in U.S. dollars. In the three and nine months ended September 30, 2007, 5% of our revenue was denominated in Canadian dollars. In the three and nine months ended September 30, 2007, 1% and 2% of our revenue was denominated in currencies other than the U.S. or Canadian dollar, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with research and development operations for our Taleo Enterprise Edition offering that are maintained in Canada, with a small portion of expenses incurred outside of North America where our other international sales offices are located. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, the Australian dollar, British pound sterling, the euro, New Zealand dollar and Singapore dollar, in which certain of our customer contracts are denominated. For the three and nine months ended September 30, 2007, the Canadian dollar increased in value by a significant amount over the U.S. dollar on an average basis compared to the same period in the prior year. This change in value had approximately a $0.3 million negative impact on our earnings for the three and nine months ending 2007 as compared to the same period in 2006. If the U.S. dollar continues to weaken compared to the Canadian dollar, our operating results may continue to be negatively impacted. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Interest Rate Sensitivity
     We had cash and cash equivalents of $78.7 million at September 30, 2007. This compared to $58.8 million at December 31, 2006. These amounts were held primarily in cash or money market funds. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various of our debt obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management evaluated, with the participation of chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     For the quarter ended March 31, 2007 and prior to the issuance of our financial statements for the quarter, management determined that an operating deficiency classified as a material weakness existed in our internal control over financial reporting as a result of the identification of a material adjustment required which affected cash, accounts receivable and cash flows from operations. Current assets, total stockholders’ equity and the statement of operations were unaffected by this adjustment, which was made prior to the issuance of such financial statements. No prior periods were affected. We have concluded that the error resulted from an operating deficiency. Subsequent to the identification of this operating deficiency, management reinforced the adherence to the operating controls in place related to cash, accounts receivable and cash flows through additional training, as well as through improvements in the timing of the completion of the reviews of the reconciliations. As of June 30, 2007, we had re-tested the operating control and determined that the operating deficiency had been remediated.

Changes in Internal Control over Financial Reporting
     As previously disclosed, in the quarter ended June 30, 2007 we reinforced our previously designed operating controls with additional training and improvements in the timing of the reviews of the reconciliations of cash, accounts receivable and cash flows. We made no changes to our internal controls over financial reporting during the period covered by this quarterly report that materially affected or is reasonably likely to affect, our internal control over financial reporting.
PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are involved in claims, legal proceedings and potential claims that arise in the ordinary course of business. For example, Kenexa Brassring, Inc., filed suit against us in the United States District Court for the District of Delaware for patent infringement on August 27, 2007. Kenexa asserts that we have infringed patent numbers 5999939 and 6996561, and seeks monetary damages and an injunction enjoining us from further infringement. We have not yet been served in this matter. Management has reviewed this matter and believes that our software products do not infringe any valid and enforceable claim of these patents.
     Other infringement claims have been threatened against us, in the past, see Note 12 — Commitments and Contingencies in our notes to our unaudited, condensed, consolidated financial statements. Based upon currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on our financial position or results of operations. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. If we should be subject to an unfavorable ruling by a court, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.
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
     We have incurred annual losses since our inception. As of September 30, 2007 we had incurred aggregate net losses of $40.1 million, which is our accumulated deficit of $53.9 million less $13.8 million of dividends and issuance costs on preferred stock. We may incur losses in the future as a result of expenses associated with the continued development and expansion of our business, expensing of stock options, marketing efforts, audit-related professional services and other requirements of being a public company, such as compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As we implement initiatives to grow our business, which include, among other things, acquisitions, plans for international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from completing these initiatives and achieving or sustaining profitability. As a result, our business could be harmed and our stock price could decline. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
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
     We generally recognize revenue from software subscription agreements ratably over the terms of these agreements, which are typically three or more years for our Taleo Enterprise Edition customers and one year for our Taleo Business Edition customers. As a result, a substantial majority of our software subscription revenue in each quarter is generated from software subscription agreements entered into during prior periods. Consequently, a decline in new software subscription agreements in any one quarter may not affect our results of operations in that quarter but will reduce our revenue in future quarters. Additionally, the timing of renewals or non-renewals of a software subscription agreement during any one quarter may also affect our financial performance in that particular quarter. For example, because we recognize revenue ratably, the non-renewal of a software subscription agreement late in a quarter will have very little impact on revenue for that quarter, but will reduce our revenue in future quarters. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenue for that quarter and we may not be able to offset a decline in revenue due to such non-renewals with revenue from new software subscription agreements entered into in the same quarter. In addition, we may be unable to adjust our costs in response to reduced revenue.
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
     As a result of material weakness and deficiencies identified for the period ended December 31, 2005, during 2006 we completed a review and redesign of our internal controls over financial reporting related to our closing procedures and processes, our calculations of our reported numbers, including depreciation expense and fixed assets, and the need to strengthen our technical accounting expertise. While we remediated all material weaknesses in our internal control over financial reporting that existed on December 31, 2005, we identified a material weakness in connection with the evaluation of the effectiveness of our internal controls as of March 31, 2007, related to the identification of a material adjustment required which affected cash, accounts receivable and cash flow from operations. We continue to focus on improvements in our controls over financial reporting. For example, the steps below remain in process:
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
     To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance, we must enhance and improve existing products and continue to introduce new products and services. For instance, we have announced our planned release of a performance management software product. Any new products we develop or acquire may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to develop or acquire new products that appeal to our target customer base or enhance our existing products or if we fail to price our products to meet market demand or if the products we develop or acquire do not meet performance expectations or have a higher than expected cost structure to host and maintain, our business and operating results will be adversely affected. To date, we have focused our business on providing solutions for the talent management market, but we may seek to expand into other markets in the future. Our efforts to expand our solutions beyond the talent management market may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our existing business.
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
     We have made, and may continue to make, acquisitions or investments in companies, products, services, and technologies to expand our product offerings, customer base and business. We have limited experience in executing acquisitions. In October 2003, we acquired White Amber, which we introduced as Taleo Contingent, and in March 2005, we acquired Recruitforce.com, which we introduced as Taleo Business Edition. In March 2007, we acquired certain assets of JobFlash, Inc., and in July 2007, we acquired certain assets of Wetfeet, Inc. Such acquisitions and investments involve a number of risks, including the following:
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
We are discontinuing our time and expense processing services for temporary workers that comprised the managed services component of our Taleo Contingent solution and intend to provide time and expense processing services to our current customers only through the expiration of their current agreements. During this transition period, if some of our Taleo Contingent customers reduce the number of transactions processed under their current contracts, fluctuations in the related revenue may occur which may harm our business and operating results.
     We currently generate revenue from our Taleo Contingent solution based on a fixed percentage of the dollar amount invoiced for temporary labor charges processed through our time and expense functionality. On a going forward basis we will no longer be entering into agreements to provide time and expense processing services for temporary workers and, accordingly, our revenue model based on a percentage of spend from such processing services will end. Our intention is to service our current customers to which we provide such time and expense processing services through the expiration of their current agreements with us. However, our current Taleo Contingent customers are not obligated to process temporary worker transactions exclusively through our solution and we cannot be certain that such customers will not elect to transition such transaction processing services to other providers before the expiration of their contracts with us. Our Taleo Contingent solution accounts for a significant portion of our revenue, and we cannot be certain that we can replace the lost revenue from other sources. As a result, if certain of our Taleo Contingent customers elect to stop processing temporary worker transactions through our system sooner than expected, our revenue from Taleo Contingent customers could be lower than expected during the transition period. In addition, if our customers’ demand for temporary help or wage rates for temporary workers declines during the transition period, our revenue from Taleo Contingent customers could be lower than expected. Further, we may find it difficult to replace the revenue we currently receive from the processing of temporary worker time and expense transactions and our results may be negatively impacted.
If we do not compete effectively with companies offering talent management solutions, our revenue may not grow and could decline.
     We have experienced, and expect to continue to experience, intense competition from a number of companies. Our Taleo Enterprise Edition solution competes with vendors of enterprise resource planning software such as Oracle and SAP, and also with vendors such as ADP, Authoria, Jobpartners, Kenexa, Kronos, Peopleclick, Stepstone, SuccessFactors, Vurv, Workday, and Workstream that offer products and services that compete with one or more modules in our Taleo Enterprise Edition suite of solutions. Our Taleo Business Edition solution competes primarily with Bullhorn, Hiredesk, iCIMs, Openhire, Monster.com, Virtual Edge from ADP, Vurv Express from Vurv and others. Our competitors may announce new products, services or enhancements that better meet changing industry standards or the price or performance needs of customers. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.
     Certain of our competitors and potential competitors may have significantly greater financial, technical, development, marketing, sales, service and other resources than we have. Some of these companies may also have a larger installed base of customers, longer operating histories and greater brand recognition than we have. Certain of our competitors provide products that may incorporate capabilities which are not available in our current suite of solutions, such as automated payroll and benefits, or services that we do not currently offer, such as recruitment process outsourcing services. Products with such additional functionalities may be appealing to some customers because they can reduce the number of different types of software or applications used to run their business and such additional services may be viewed by some customers as enhancing the effectiveness of a competitors’ solutions. In addition, our competitors’ products may be more effective than our products at performing particular talent management functions or may be more customized for particular customer needs in a given market. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.
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
     The market in which we operate appears to be in the midst of a period of vendor consolidation. If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Kronos acquired Unicru in 2006 and recently acquired Deploy Solutions. Kronos itself was acquired in 2007 by the private equity firm Hellman & Friedman. Additionally, Kenexa acquired Brassring in 2006 and ADP acquired VirtualEdge in 2006. Unicru, Brassring, VirtualEdge and Deploy Solutions have been direct competitors of ours in the past and we are uncertain what impact these acquisitions will have on our market and our ability to compete against the merged companies.
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
     Our solutions involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to loss of this information, litigation and possible liability. While we have security measures in place, if our security measures are breached as a result of third-party action, employee error, criminal acts by an employee, malfeasance, or otherwise, and, as a result, someone obtains unauthorized access to customer data, our reputation will be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Unless our customers elect to purchase encryption, we do not encrypt data we store for our customers while such data is at rest in the database. Applicable law may require that a security breach involving certain types of unencrypted data be publicly disclosed. If an actual or perceived breach of our security occurs, the market perception of our security measures could be harmed and we could lose sales and customers.
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
     The market for on demand, vendor hosted enterprise software, also called software as a service or SaaS, is relatively new and there is uncertainty as to whether SaaS will achieve long-term market acceptance. Our customers access and use our software as a web-based solution that is hosted by us. If the preferences of our customers change and our customers require that they host our software themselves, either upon the initiation of a new agreement or upon the renewal of an existing agreement, we would experience a decrease in revenue from hosting fees, and potentially higher costs and greater complexity in providing maintenance and support for our software. Additionally, a very limited number of our customers have the contractual right to elect to host our software themselves prior to the expiration of their subscription agreements with us. If the number of customers purchasing hosting services from us decreases, we might not be able to decrease our expenses related to hosting infrastructure in the short term. Potential customers may be reluctant or unwilling to allow a vendor to host software or internal data on their behalf for a number of reasons, including security and data privacy concerns. If such organizations do not recognize the benefits of the on demand delivery model, then the market for our solutions may not develop further, or may develop more slowly than we expect
If we fail to manage our hosting infrastructure capacity satisfactorily, our existing customers may experience service outages and our new customers may experience delays in the deployment of our solution.
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
     In addition, we plan to introduce a performance management product for which we may not be able to accurately predict the number of users, transactions and infrastructure demands. Such a failure could result in system outages for our customers and higher than expected costs to support and maintain our performance management solution, which could negatively affect our reputation and out financial results.

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
     During the nine months ended September 30, 2007, revenue generated outside of the United States was 7% of total revenue, with Canada accounting for 5% of total revenue. We currently have international offices in Australia, Canada, France, the Netherlands, Singapore and the United Kingdom; however, we currently maintain data centers only in the United States. We may expand our international operations, which will involve a variety of risks, including:
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
     We currently have foreign sales denominated in foreign currencies, including the Australian dollar, British pound sterling, Canadian dollar, the euro, New Zealand dollar, Singapore dollar and Swiss franc and may in the future have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a substantial portion of our operating expenses in Canadian dollars and, to a much lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively affect our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

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
     Software product developers such as us may continue to receive infringement claims as the number of products and competitors in our space grows and the functionality of products in different industry segments overlaps. For example, Kenexa, a competitor, filed suit against us for patent infringement in August 2007 and other infringement claims have been threatened against us, see Note 12 — Commitments and Contingencies in our notes to our unaudited, condensed, consolidated financial statements. We can give no assurance that such claims will not be filed in the future. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:
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
     We may also be required to indemnify our customers for our own products and third-party products that are incorporated into our products and that infringe the intellectual property rights of others. Although many of the third parties from which we purchase are obligated to indemnify us if their products infringe the rights of others, this indemnification may not be adequate.

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
     We include in the distribution of our solutions certain technology obtained under licenses from other companies, such as Oracle for database software, and Business Objects for reporting software. We anticipate that we will continue to license technology and development tools from third parties in the future. Although we believe that there are commercially reasonable software alternatives to the third-party software we currently license, this may not always be the case, or we may license third-party software that is more difficult or costly to replace than the third party software we currently license. In addition, integration of our products with new third-party software may require significant work and require substantial allocation of our time and resources. Also, to the extent that our products depend upon the successful operation of third-party products in conjunction with our products, any undetected errors in these third-party products could prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which could result in higher costs.
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
     Our operating results may vary based on the impact of changes in global economic conditions on our customers. The revenue growth and profitability of our business depends on the overall demand for enterprise application software and services. Most of our revenue is currently derived from large organizations whose businesses may fluctuate with general economic and business conditions. As a result, a softening of demand for enterprise application software and services, and in particular enterprise talent management solutions, caused by a weakening global economy may cause a decline in our revenue. Historically, economic downturns have resulted in overall reductions in corporate information technology spending. In the future, potential customers may decide to reduce their information technology budgets by deferring or reconsidering product purchases, which could reduce our future earnings.

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
     Pursuant to the application of GAAP we recognize the majority of our application revenue monthly over the life of the application agreement. In certain instances, the straight-line revenue recognized on a monthly basis may exceed the amounts invoiced for the same period. If our history of collecting all fees reflected in our application agreements negatively changes, the application of GAAP may mandate that we not recognize revenue in excess of the fees invoiced over the corresponding period for new agreements. The application of GAAP also requires that we accomplish delivery of our solutions to our customers in order to recognize revenue associated with such solutions. In the context of our model, delivery generally requires the creation of an instance of the solution that may be accessed by the customer via the Internet. We may experience difficulty in making new products available to our customers in this manner. In the event we are not able to make our solutions available to our customer via the Internet in a timely manner, due to resource constraints, implementation difficulties or other reasons, our ability to recognize revenue from the sales of our solutions may be delayed and our financial results may be negatively impacted.
If tax benefits currently available under the tax laws of Canada and the province of Quebec are reduced or repealed, or if we have taken an incorrect position with respect to tax matters under discussion with the Canadian Revenue Agency or other taxing authorities, our business could suffer.
     The majority of our research and development activities are conducted through our Canadian subsidiary, Taleo (Canada) Inc. We participate in a government program in Quebec that provides investment credits based upon qualifying research and development expenditures. These expenditures primarily consist of the salaries for the persons conducting research and development activities. We have participated in the program since 1999, and expect that we will continue to receive these investment tax credits through December 2010. In 2006, we recorded a $2.2 million reduction in our research and development expenses as a result of this program. We anticipate the continued reduction of our research and development expenses through application of these credits through 2010. If these investment tax benefits are reduced or eliminated, our financial condition and operating results may be adversely affected.
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
     In December 2006, we made an offer to CRA with respect to the treatment of Quebec investment tax credits for tax years 2000 and 2001. In April 2007, we were notified by CRA that it had denied our settlement proposal with respect to the treatment of Quebec investment tax credits. We disagree with CRA’s basis for denying our treatment of investment credits and intend to appeal CRA’s decision through applicable administrative and judicial procedures. We adjusted our income tax reserves in the quarter ended June 30, 2007 to an amount we believe will be sufficient to cover the 2000 and 2001 estimated tax assessments upon final resolution of these issues.
     CRA Examination Impact to Future Tax Years. Resolution of the CRA’s examination relating to the treatment of the Quebec investment tax credit in tax years 2000 and 2001 will have bearing on the tax treatment applied in subsequent periods that are not currently under examination. We increased our income tax reserves in the quarter ended June 30, 2007 to an amount we believe will be sufficient to cover the estimated tax assessments relating to these remaining open tax periods. We estimate the potential range of additional income subject to Canadian income tax for tax years 2000 through 2006 as a result of the Quebec investment tax credit to be between CAD $1.0 and $17.0 million, including CRA’s proposed assessment of CAD $3.0 million for the 2000 and 2001 tax years, as discussed above.
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
     We are seeking United States tax treaty relief through the appropriate Competent Authority tribunals for the settlement entered into with CRA with respect to CRA’s examination of the 1999 tax year, and we will seek United States tax treaty relief for all subsequent final settlements entered into with CRA. Although we believe that we have reasonable basis for our tax positions, it is possible that an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular quarter or annual period.
Other Foreign Tax Examinations
     As we continue to expand internationally, we may become subject to review by various foreign taxing authorities which could negatively impact our financial results. For instance, we are currently under review in two taxing jurisdictions other than the U.S. and Canada. While, we have reserved for these uncertainties and do not expect the outcomes of these reviews to be material to our operations, our current assessment as to the potential financial impact of these reviews could prove incorrect and we may incur income tax liability in excess of our current reserves.

Evolving regulation of the Internet may increase our expenditures related to compliance efforts, which may adversely affect our financial condition.
     As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies may become more likely. We are particularly sensitive to these risks because the Internet is a critical component of our business model. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for solutions accessed via the Internet and restricting our ability to store, process and share data with our customers via the Internet. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of internet-based services, which could harm our business.
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

TALEO CORPORATION
	By:	/s/ Katy Murray
Katy Murray
Date: November 9, 2007		Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.