Form 10-K
period 2007-12-31
TALEO CORP
filed 2008-03-14
CIK 1134203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

(925) 452-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, $0.00001 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 29, 2007 was approximately $470 million (based on the closing sale price of such shares on the Nasdaq Global Market on June 29, 2007). This calculation excludes the shares of Class A and Class B common stock held by executive officers and directors at June 29, 2007. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

On February 29, 2008, the registrant had 25,913,293 shares of Class A common stock and 462,118 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

TALEO CORPORATION

FORM 10-K

FORWARD-LOOKING INFORMATION

This Form 10-K, including Part I, Item 1 — Business and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, cost of revenue, tax and accounting estimates, cash, cash equivalents and cash provided by operating activities, the discontinuation of our time and expense processing services related to our Taleo Contingent solution, the opening of additional data centers, the demand and expansion opportunities for our products, our customer base and our competitive position. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under Part I, Item 1A — Risk Factors or included elsewhere in this Annual Report on Form 10-K. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	BUSINESS

Overview

We are a leading global provider of talent management software solutions. Our goal is to help our customers improve business results through better talent management. We offer recruiting, performance management, internal mobility and other software solutions that help our customers attract and retain high quality talent, more effectively match workers’ skills to business needs, reduce the time and costs associated with manual and inconsistent processes, ease the burden of regulatory compliance, and increase workforce productivity through better alignment of workers’ goals and career plans with corporate objectives. In addition, our solutions are highly configurable, which allows our customers to implement talent management processes that are tailored to accommodate different employee types, locations, business units and regulatory environments.

We deliver our solutions on-demand as a hosted service that is accessed through an Internet connection and a standard web browser. Our solution delivery model, also called software-as-a-service or SaaS, eliminates the need for our customers to install and maintain hardware and software in order to use our solutions. We believe our SaaS model significantly reduces the time, cost and complexity associated with deployment of traditional, on-premise software solutions, and offers a lower upfront and total cost of ownership than traditional software solutions. We offer our solutions as a subscription-based service for which our customers pay a recurring annual or quarterly fee during the subscription term.

We market Taleo Enterprise Editiontm, our suite of talent management solutions for larger, more complex organizations, through our direct sales force and indirectly through our strategic partners. We market Taleo Business Editiontm, our suite of talent management solutions for smaller, less complex organizations, primarily through our telesales team and Internet marketing efforts. As of December 31, 2007, our customer base included over 1,500 customers worldwide. Our customer base ranges in size from large, global organizations, including 37 of the Fortune 100 and 108 of the Fortune 500, to small, private companies.

We are a Delaware corporation and were incorporated in May 1999. We changed our name from Recruitsoft, Inc. to Taleo Corporation in March 2004 and completed our initial public offering in October 2005. Our principal executive offices are located at 4140 Dublin Boulevard, Suite 400, Dublin, California 94568. Our telephone number is (925) 452-3000, and our website is located at www.taleo.com.

The Talent Management Market

Talent management encompasses multiple complex processes with interconnected elements that together play a vital role in attracting, sourcing, assessing, hiring, developing and aligning human capital to our customers’ business objectives.

Most organizations no longer view human capital solely as an expense to be minimized, but instead as an asset to be optimized. This shift in thinking has mirrored the evolution of talent management from a manual, paper-based practice to a technology-enabled, organization-wide strategic business initiative.

Over the past several years, organizations have implemented systems to automate many critical business functions. While this automation has generated large volumes of data and business information, the critical knowledge within organizations resides with its employees. Accordingly, much of the value of the organization resides in its human capital. To increase their return on investment in human capital, organizations have begun to shift their focus from traditional cost and time-per-hire metrics to more strategic considerations. These considerations include quality of hire, time-to-productivity, internal mobility, employee retention, employee engagement, and employee contribution measures. Systematically pursuing these goals increases overall workforce productivity by enabling talent to be more optimally assigned and redeployed to address business needs. A comprehensive, unified view of talent management requires solutions that not only automate discrete recruiting and performance management transactions, but also improve the effectiveness and consistency of recruiting and talent management processes through a more consistent competencies inventory management process, thereby increasing the quality of hire, employee retention, and productivity.

Our Software-as-a-Service Delivery Model

Our on-demand, software-as-a-service, delivery model enables our proprietary software solutions to be accessed and used by our customers remotely through an Internet connection and a standard web browser. Our solutions are hosted and maintained by us, thus eliminating for our customers the time, risk, headcount and costs associated with installing and maintaining applications within their own information technology infrastructures. As a result, our solutions require less initial investment in third-party software, hardware and implementation services, and have lower ongoing support costs than traditional enterprise software. The SaaS model also allows advanced information technology infrastructure management, security, disaster recovery and other best practices to be leveraged by smaller customers that might not otherwise be able to implement such practices in their own information technology environments. Our solutions were designed and developed for delivery via the SaaS model from our inception. Our SaaS delivery model also enables us to take advantage of operational efficiencies. Since updates and upgrades to our solutions are managed by us on behalf of our customers, we are able to implement improvements to our solutions in a more rapid and uniform way. As a result, we are required to support fewer old versions of our solutions. This allows our development resources to focus more effort on innovative new products.

Our SaaS delivery model, coupled with our subscription-based license model, effectively replaces the large, front-loaded cost, typical of most traditional enterprise software deployments, with a lower risk, pay-as-you-go model. We believe the SaaS model is well suited to the talent management market in which we operate.

Our Products

We offer two suites of talent management solutions: Taleo Enterprise Edition and Taleo Business Edition. Taleo Enterprise Edition is designed for larger, more complex organizations and provides support for unified, end-to-end talent management processes ranging from sourcing and recruiting and, more recently, to performance management, goals management and succession planning. Taleo Business Edition is designed for smaller, less complex organizations, stand-alone departments and divisions of larger organizations, and staffing companies. Our solutions are designed to addresses multiple worker types, including professional and hourly, with support for multiple languages as well as differing geographic and cultural requirements.

Our solutions are accessed through intuitive role-specific user interfaces, which allows only the content and functionality relevant to a user — whether a candidate, current employee, corporate recruiter, line manager or system administrator — to be easily accessed by that user. The candidate-facing portions of Taleo Enterprise Edition solutions are available in 25 languages. Taleo Business Edition is currently available in 4 languages.

Taleo Enterprise Edition

Taleo Enterprise Edition includes two distinct product sets, Taleo Recruiting and Taleo Performance, built on a common platform.

Taleo Recruiting

Taleo Recruiting consists of two core solution offerings and add-on modules that enable larger, more complex organizations to acquire talent. Our two core Taleo Recruiting solution offerings are:

Taleo Professionaltm enables organizations to manage professional, non-hourly talent management functions, including attracting and evaluating candidates and employees, matching skills against job opportunities, and candidate relationship management. Taleo Professional provides a configurable career site through which candidates may view and apply for open positions or submit a profile for future opportunities, many-to-many matching of all candidates and employees against available job opportunities, and the ability to structure variable workflows for different types of workers, locations, workgroups and regulatory environments.

Taleo Hourlytm provides end-to-end process automation for recruiting, selecting and hiring hourly employees. Taleo career sites allow candidates to search for jobs by location or radius from zip/postal codes, and capture skills and experience, plus information key to hourly hiring such as shift availability, references and certifications. Tailored candidate application flows include automated prescreening, with knock-out capabilities. Hiring features include full applicant tracking, reporting and collection of country-specific diversity data for compliance.

The additional modules that we offer to complement our core Taleo Recruiting product offerings include:

Taleo Agencytm allows organizations to directly link with third party staffing agencies, and provides tools to help streamline agency management and optimize agency spend.

Taleo Assessmenttm enables organizations to make assessment tests part of their online application and selection process, and automatically incorporates assessment results into the candidate’s profile.

Taleo Campustm automates the campus recruiting process with tools for attracting, engaging, and closing top collegiate candidates.

Taleo Compliancetm provides a foundation to support certain regulatory requirements relevant to talent management, including certain requirements promulgated by the U.S. Equal Employment Opportunity Commission, the U.S. Department of Labor and other regulatory bodies.

Taleo Contingenttm enables the sourcing, screening and selection of contingent candidates within the Taleo Recruiting solution. Customer users can create requisitions for contingent workers, invite agencies to submit workers, review submitted workers and invite agencies to confirm availability of a contingent worker.

Taleo Onboardingtm automates activities related to onboarding newly hired employees in order to streamline the transition from candidate to productive new employee while reducing paperwork and improving compliance.

Taleo Passporttm offers pre-built integrations with certified solution partners for background checks, assessments, tax credit screening and more.

Taleo Scheduling Centertm enables self-service candidate scheduling for interviews.

Taleo TalentReachtm provides candidate relationship management, or CRM, tools and advanced search and sourcing tools to enable organizations to reach hard to find talent and build a strong talent pipeline. The module is provided pursuant to a reseller arrangement with AIRS Human Capital Solutions, Inc., or AIRS, and is developed and hosted by AIRS.

Taleo Verifytm enables organizations to submit candidates for background screening from our solutions. Background screening services for this offering are provided by Verified Person, Inc.

Taleo Workforce Mobilitytm supports mobility and retention initiatives by providing tools to enable increased visibility into internal job openings, employee capabilities, and career preferences.

Taleo Performance

Taleo Performance became generally available in February 2008 and is the most recent major addition to our suite of talent management solutions. Taleo Performance consists of four core solution offerings that enable larger, more complex organizations to better align internal advancement with corporate objectives, develop career plans to increase retention and address succession. Our four core Taleo Performance solution offerings are:

Taleo Performance Managementtm provides tools to help transform traditional employee assessment from an annual event to an ongoing, business-driven, evaluation and process improvement tool.

Taleo Goals Managementtm helps clients to better manage business outcomes by automating the creation, alignment and monitoring of organizational goals.

Taleo Succession Planningtm provides access to a complete view of available, qualified talent and helps identify the best candidates to deliver on business goals.

Taleo Career Managementtm, scheduled for release in the first half of 2008, helps employees create focused and dynamic career plans to improve individual performance and increase retention.

Talent Management Platform Modules

Our talent management platform modules may be used in combination with the Taleo Recruiting and Taleo Performance product suites. These modules help organizations gain strategic visibility across all of their talent management solutions and integrate our products to other systems.

Taleo Connecttm uses a services-oriented integration framework to enable self-service configuration and managed integrations between our solutions and other systems.

Taleo Reporting and Analyticstm offers tools to measure, analyze and optimize organizations’ talent processes with standard reports, ad hoc reporting and dashboards.

Taleo Business Edition

Taleo Business Edition offers four service options that enable smaller, less complex organizations to acquire talent. The intuitive nature of the user interface allows users to create a customer specific talent management system with easily configurable objects, fields, layouts, views, workflow, reports and integration. Our Taleo Business Edition service options are:

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

Taleo Business Edition — Plustm offers a comprehensive hiring management suite to help organizations manage their entire staffing operations, including applications for candidate and requisition management, account and contact management, careers website management, employee referrals management, and reporting and analysis.

Taleo Business Edition — Premiumtm contains all the benefits of Taleo Business Edition Plus, and, in addition, provides up to 250 custom fields, custom “ad-hoc” reporting, multiple career websites and application forms, and local time zone and other local settings.

Technology

Our Software Applications

Our Taleo Enterprise Editiontm solutions reside on a common technology platform. Our component based platform includes reporting and analytics capabilities, self-service integration and configuration tools, our proprietary method for contextualizing the user experience based upon a variety of organizational, location, and job function attributes (which we refer to as our SmartOrg feature), the Talent Master Structured Data Platform (described in further detail below), and global language and currency capabilities. Because Taleo Recruiting and Taleo Performance share a common, native platform, we can provide clients superior interoperability between applications and a unified view of all talent management information. The self-service tools and SmartOrg make our solutions configurable for complex operations, giving companies enterprise-wide data and process consistency while being able to adapt the solution locally according to the organization, location, applicable laws, local staffing model, types of hires and internal mobility requirements.

The Talent Master Structured Data Platform maintains all employee, candidate, job and performance data elements required by our solutions. The data structure within the Talent Master Structured Data Platform, includes information on skills, competencies, experience, behaviors and level of interest in a skill or competency that can be matched precisely to job requirements and business plans. The Talent Master Structured Data Platform enables organizations to inventory and search the skills of its external candidates and current employees in a common format to help managers and recruiters to decide between internal and external hires for new business initiatives, measure skills gaps in the existing workforce and prepare succession plans using both internal and external talent profiles.

Our Taleo Enterprise software applications are written in Java and use Oracle as the relational database management system.

Our On-Demand Infrastructure

Our technology infrastructure is designed to achieve high levels of security, scalability, performance and availability. We use commercially available hardware in our data centers. Our software and hardware architecture runs on the Linux operating system and uses some proprietary and commercially available software as well as open-source software components for enhanced reliability and a scalable and secure computing environment which can accommodate exponential transaction load increases. Our secure Internet facing infrastructure includes load balancing and secure socket layer offloading devices, anti-virus appliances and technology that allows us to detect and prevent unauthorized access. Our tiered and virtualized application architecture specializes systems and application functions on dedicated servers for web, application, search, reporting, computing utilities, database and storage services. Each server tier is designed with redundancy, which allows us to extend systems and application capacity and availability on demand. All of our equipment and systems are remotely operated, monitored and managed by our personnel working on a 24/7 schedule. Key production technology specialists are also on call at all times on a rotating basis. Our monitoring technology uses industry leading system monitoring and performance monitoring tools and we have also developed our own customized monitoring tools for added insight into the performance and availability of our systems.

We provide a highly secure computing environment as well as high application availability. Each customer is provided with their own secure application instance (which we refer to as a Zone). Each customer Zone includes its own logical and physical database schema, text translation management, configuration settings, tools for custom reporting and defining custom integration processes. Customers share infrastructure at all levels. The scalable design of the software and hardware infrastructure allows us to deploy customer Zones horizontally across any number of servers and load balance user sessions to ensure continuous availability and high performance of applications. Our business continuity measures include daily incremental database backups to disk with recovery capabilities in any of our datacenters and weekly automated tape backups, which we store off site on encrypted tapes with a secure third party provider.

We currently operate two data centers for our on-demand software solutions, and we plan to open one or more additional data centers in 2008. Our east coast data center facility is leased from Internap Network Services and our west cost facility is leased from Equinix, Inc. Both locations provide highly secure 24/7 manned facilities with cage environments, redundant power and cooling systems with on-site backup power generators, multi-layered access using biometric and access card/PIN code for authentication. Our Internet bandwidth and access is provided by Internap Network Services.

Professional Services

Our professional services organization leverages our consultants’ and educators’ domain expertise and our proprietary methodologies to provide implementation services, solution optimization services, technical services and training services that help our customers maximize their return on investment. We also subcontract or refer consulting engagements or portions of consulting engagements to our third-party implementation partners from time to time.

Taleo Services Methodologies

We have developed methodologies that enable us to accelerate the deployment of our solutions across a variety of industries and talent management environments:

Taleo Implementation Methodology.  Working with Fortune 500 companies, we developed methods to optimize critical business processes, while maintaining the integrity of our customers’ business drivers. The Taleo Implementation Methodology addresses specific staffing and performance management processes for position management, requisition management, candidate management, collaborative workflow, new hire on-boarding review, performance appraisals, goals management, career management and succession planning. Our Taleo Enterprise Edition consultants work with our customers to implement our solutions through a complete review of current business practices, mapping solution workflows to the organization’s structure and processes, and ultimately configuring a skills-based platform for complete talent management.

Talent Practices Knowledge Base.  Our Talent Practices Knowledge Base templates enable us to understand an organization’s overall talent management environment, including internal and external business drivers, talent management models, hire types and talent management processes and to recommend best practices to optimize talent management processes. Our Talent Practices Knowledge Base is a searchable database of descriptions of the complex enterprise talent management challenges faced within different industries and geographies. Our Talent Practices Knowledge Base also provides specific details of the solutions our consultants implemented to address these challenges, and the results obtained. This knowledge base reflects years of talent management experience across a wide variety of industries. Our consultants use the collective data from our Talent Practices Knowledge Base to help our new customers solve their complex talent management challenges, and to help our existing customers hone their talent management practices and processes.

Implementation Services

Our Taleo Enterprise Edition implementation services begin with a complete evaluation of a customer’s current talent management practices. Services include process definition, to determine the configuration of the solutions, and integration with existing applications to fit each organization’s dynamic business requirements. We have a dedicated project management office that equips our consultants with a library of toolkits, forms, training documentation and workshop templates. The project management office also audits customer deployments to help ensure consistent quality.

Solution Optimization

We provide ongoing solution optimization services to help our customers achieve desired results in quality improvement, increased productivity, cost savings and operational effectiveness after the initial deployment of our solution. We work with our customers to measure improvement in their talent management processes and we modify and expand configuration of our solutions to increase their effectiveness, when necessary. In collaboration with customer project leaders, we establish an ongoing process for continual evolution and solution optimization. Using this process, our customers can promote best practice usage and end user adoption after our solutions have been deployed.

Technical Services

We offer comprehensive technical services to help our customers integrate our solutions with other third-party solutions within our customers’ system portfolios. Many of our Taleo Enterprise Edition clients leverage our technical expertise to assist with technical engagements such as data conversion, ongoing data interfaces, single sign-on for internal users, third-party integration and technical readiness assessments. We also provide services to identify and develop reports and dashboards using our advanced reporting technology. We work with our clients in various ways, from knowledge transfer to help them better use our self-service technology, to full-service, on-site implementation projects.

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

Our Growth Strategy

Our objective is to become the leading global provider of unified talent management solutions. Key elements of our strategy include:

Extend our Technology Leadership.  We believe we have established advanced technological capabilities and competitive advantages through our component based and service oriented architectures. Our advanced technologies have enabled us to develop our solutions on a common, native and strategic talent management platform. We intend to leverage our experience and our internal and third-party development resources to continue to develop our technology platform, infrastructure and applications to capitalize on new technologies and methodologies, such as Web 2.0 design principles, to capitalize on the talent management market opportunity.

Expand our Solution Offerings.  We plan to continue to expand our suite of talent management solutions beyond our most recent launch of Taleo Performance to deliver additional functionality that we can sell into our customer base and to new customers. We will continue this expansion through our internal development initiatives and we may also pursue strategic acquisitions.

Expand our Multinational Presence.  We believe the increasing globalization of large organizations provides us with substantial opportunities to capitalize on our leadership in global deployments. We intend to expand our efforts to deploy our solutions to more organizations that are based outside of North America. We also intend to continue to enhance our multinational functionality and to expand our investment in our international operations to support organizations of all sizes globally.

Expand our Target Market Opportunity.  We intend to continue to expand and better serve our potential customer base by tailoring solutions and service offerings to meet the needs of specific vertical markets and mid-sized businesses of varying complexities, in addition to our existing solutions and service offerings for larger, global and smaller organizations. We intend to implement marketing campaigns targeted to the needs and requirements of each of these segments of the talent management market.

Customers

As of December 31, 2007, our customer base included over 1,500 customers worldwide, including 37 of the Fortune 100 and 108 of the Fortune 500. We market our Taleo Enterprise Edition solutions to larger, more complex organizations, typically with more than 3,000 employees. We market our Taleo Business Edition solutions to smaller, less complex organizations, typically with fewer than 3,000 employees. Our customers include organizations in the business services, consumer goods, energy, financial services, healthcare, manufacturing, technology, transportation and retail sectors, and range in size from smaller, private companies to large, global corporations with more than 300,000 employees. No single customer has accounted for more than ten percent of our revenue or accounts receivable in any of the last three years.

Sales and Marketing

We sell subscriptions to our solutions through our global direct sales force and through our strategic partners. Our direct sales organization has field sales professionals in metropolitan areas throughout the United States, Canada, Europe, Australia and Singapore. Our Taleo Enterprise Edition direct sales force consists of regional sales managers, solutions consultants and business development representatives that sell our solutions to new customers. We also maintain a separate team of account executives that focuses on renewing and selling new solutions and services to existing Taleo Enterprise Edition customers. In addition, we have developed partnerships and direct sales relationships with business process outsourcing, or BPO, human resources outsourcing, or HRO, and recruitment process outsourcing, or RPO, providers. Our BPO, HRO and RPO partners use our solutions to manage talent management for their customers as part of their broader human resource offerings. Our Taleo Business Edition offerings are sold primarily through a telesales team and through self-registration on our website.

Our marketing programs are designed to increase awareness of our solutions within our target markets and enhance the perception of our brand. Our marketing initiatives include market research, product and strategy updates with industry analysts, public relations activities, web marketing, direct mail and relationship marketing programs, seminars, industry specific trade shows, speaking engagements and cooperative marketing with customers and partners. Our marketing team generates qualified leads and provides programs for prospects and customers that build awareness and generate demand for our existing solutions as well as new products and services. Our marketing department also produces materials that include brochures, data sheets, white papers, presentations, demonstrations, and other marketing tools on our corporate website. We also generate awareness through electronic and print advertising in trade magazines, websites, search engines, seminars, and direct customer and partner events.

Research and Development

Our research and development organization consists of product management and development employees. Our research and development organization is primarily located in our Quebec City, Canada facility. We also have development staff in Dublin, California and other locations and we use independent development firms or contractors for portions of our development related work, as needed. Our development methodology allows us to implement flexible development cycles that result in more timely and efficient delivery of new solutions and enhancements to existing solutions. We focus our research and development efforts on improving and enhancing our existing solution offerings as well as developing new solutions. The responsibilities of our research and development organization include product management, product development, solution release management and software maintenance. We allocate a portion of our research and development budget to the development of our technology platform, including our Talent Master Structured Data Platform (discussed above) and the platform underlying the configuration capabilities of our solutions (what we refer to as Configurable Staffing Process Platform). Our research and development expenditures, net of tax credits we received from the Government of Quebec, are expensed as incurred and totaled $22.9 million, $19.5 million, and $16.7 million in 2007, 2006, and 2005 respectively.

Competition

The market for talent management solutions is highly competitive and rapidly evolving. We believe that the principal competitive factors in this market include:

•	Product performance and functionality;

•	Breadth and depth of functionality;

•	Ease of implementation and use;

•	Security and data privacy;

•	Success of the on-demand, or software-as-a-service, business model;

•	Ability to integrate with third-party solutions;

•	Scalability and reliability;

•	Company reputation; and

•	Price.

We believe that we compete favorably with respect to these factors. Our Taleo Enterprise Edition solutions compete with vendors of enterprise resource planning software such as Oracle Corporation and SAP AG, and also with vendors such as ADP, Authoria, Cezane, Cornerstone OnDemand, Halogen Software, HRSmart, Jobpartners, Kenexa, Kronos, Peopleclick, Pilat, Plateau, Salary.com, Stepstone, SuccessFactors, Technomedia, TEDS, Vurv, Workday, and Workstream, that offer products and services that compete with one or more modules in our Taleo Enterprise Edition suite of solutions. Our Taleo Business Edition solution competes primarily with Bullhorn, Hiredesk, iCIMs, Openhire, Monster.com, Virtual Edge from ADP, and Vurv Express from Vurv.

Our current and potential competitors include large, established companies who have a larger installed base of users, longer operating histories, and greater name recognition and resources. In addition, we compete with smaller companies who may adapt better to changing conditions in the market. Our competitors may develop products or services that will be superior to our products, or that will achieve greater market acceptance.

Intellectual Property

Our success is dependent in part on our ability to protect our proprietary technology. We rely on a combination of trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology, services methodology and brand. We have registered trademarks for certain of our products and services and will continue to evaluate the registration of additional trademarks as appropriate. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. However, we do not have any patents or patents pending, and existing copyright laws afford only limited protection.

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

Employees

As of December 31, 2007, we had 656 employees, as compared to 590 as of December 31, 2006 and 519 as of December 31, 2005. None of our employees is represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relationship with our employees to be good.

Business Combinations

Over the past three years, we acquired new technology or supplemented our technology by purchasing businesses and assets focused in the talent management market. During this time period, we acquired the following businesses:

Date of Closing	Company	Details

July 3, 2007	Wetfeet, Inc. (“Wetfeet”)	Taleo acquired certain assets associated with the Wetfeet hiring management solution, including customer contracts, from Wetfeet, Inc. and its parent Universum Communications Holdings, Inc.
March 7, 2007	JobFlash, Inc. (“JobFlash”)	Taleo acquired certain assets of JobFlash, Inc., including customer contracts and intellectual property related to hourly hiring management, scheduling management and voice recognition tools for hiring management. The assets acquired provided the basis for our Taleo Scheduling Center solution and hourly hiring management tools for our Taleo Business Edition solution.
March 10, 2005	Recruitforce.com, Inc. (“Recruitforce”)	The Recruitforce acquisition provided an on-demand hiring management system specifically designed for smaller organizations. We used the intellectual property acquired through the Recruitforce acquisition to build Taleo Business Edition.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on the “Investor Relations” section of our website (www.taleo.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Also available on our website are printable versions of our Audit Committee charter, Compensation Committee charter, Corporate Governance and Nominating Committee charter, Code of Business Conduct and Ethics, and Process for Handing Complaints Concerning Accounting, Disclosures, Internal Accounting Controls or Audit Matters. Information available on, or that can be accessed through, our website is not part of this report. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an

Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding us that we file electronically with the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information concerning our executive officers as of February 29, 2008:

Name	Age	Position

Michael Gregoire	42	President, Chief Executive Officer and Director
Jeffrey Carr	49	Executive Vice President, Global Alliances and Americas Sales
Guy Gauvin	40	Executive Vice President, Global Services
Katy Murray	39	Executive Vice President and Chief Financial Officer

Michael Gregoire has served as our president and chief executive officer since March 2005. Prior to joining us, Mr. Gregoire worked at PeopleSoft, an enterprise software company, from May 2000 to January 2005, most recently as executive vice president, global services. Prior to PeopleSoft, Mr. Gregoire served as managing director for the Global Financial Markets at Electronic Data Systems Corporation, a technology services provider, from 1996 to April 2000. Mr. Gregoire has a master’s degree from California Coast University, and holds a bachelor’s degree in physics and computing from Wilfred Laurier University in Ontario, Canada.

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

Katy Murray has served as our executive vice president and chief financial officer since September 2006. Prior to joining us, Ms. Murray served as chief financial officer of EXL Services, Inc., a provider of value-added offshore business process outsourcing solutions, from June 2005 to August 2006. Prior to EXL, Ms. Murray served as executive vice president and chief financial officer at i2 Technologies, a multinational supply chain management software company from January 2004 to May 2005. Prior to serving as executive vice president and chief financial officer at i2 Technologies, Ms. Murray held various leadership positions within the finance and accounting organization at i2 Technologies, from February 1998 to December 2003. Prior to i2 Technologies, Ms. Murray worked for more than four years at Paymentech, US based processor of internet transactions as a Director of Accounting. Ms. Murray holds a bachelor and master’s degree in accounting from Louisiana State University and is a Certified Public Accountant.

ITEM 1A.	RISK FACTORS

Because of the following factors, as well as other variables affecting our operating results and financial condition, past performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We have a history of losses, and we cannot be certain that we will sustain profitability.

Prior to the year ended December 31, 2007, we incurred annual losses since our inception. As of December 31, 2007 we had incurred aggregate net losses of $37.6 million, which is our accumulated deficit of $51.4 million less $13.8 million of dividends and issuance costs on preferred stock. We may incur losses in the future as a result of expenses associated with the continued development and expansion of our business and requirements of being a public company. As we implement initiatives to grow our business, which include, among other things, acquisitions, international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from completing these initiatives and sustaining profitability. As a result, our business could be harmed and our stock price could decline. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis.

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

Most of our Taleo Enterprise Edition customers enter into software subscription agreements with a duration of three years or more from the initial contract date. Most of our Taleo Business Edition customers enter into annual software subscription agreements. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial term of their agreements. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers, or may request that we license our software to them on a perpetual basis, which may, after we have ratably recognized the revenue for the perpetual license over the relevant term in accordance with our revenue recognition policies, reduce recurring revenue from these customers. Under certain circumstances, our customers may cancel their subscriptions for our solutions prior to the expiration of the term. Our future success also depends, in part, on our ability to sell new products and services to our existing customers. If our customers terminate their agreements, fail to renew their agreements, renew their agreements upon less favorable terms, or fail to buy new products and services from us, our revenue may decline or our future revenue may be constrained.

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

Our operating results may vary based on the impact of changes in economic conditions globally and within the industries in which our customers operate. The revenue growth and profitability of our business depends on the overall demand for enterprise application software and services. Most of our revenue is currently derived from large organizations whose businesses may fluctuate with global economic and business conditions. Historically, economic downturns have resulted in overall reductions in corporate information technology spending by large organizations. Accordingly, the current downturn in global economic conditions may weaken demand for our software and services. In addition, an economic decline impacting a particular industry may negatively impact demand for our software and services in the affected industry. Some of the industries we serve, for example financial services and technology, have recently suffered a downturn in economic and business conditions and may continue to do so. A softening of demand for enterprise application software and services, and in particular enterprise talent management solutions, caused by a weakening global economy or economic downturn in a particular sector would adversely effect our business and likely cause a decline in our revenue.

If we do not compete effectively with companies offering talent management solutions, our revenue may not grow and could decline.

We have experienced, and expect to continue to experience, intense competition from a number of companies. Our Taleo Enterprise Edition solution competes with vendors of enterprise resource planning software such as Oracle Corporation and SAP AG, and also with vendors such as ADP, Authoria, Cezane, Cornerstone OnDemand, Halogen Software, HRSmart, Jobpartners, Kenexa, Kronos, Peopleclick, Pilat, Plateau, Salary.com, Stepstone, SuccessFactors, Technomedia, TEDS, Vurv, Workday, and Workstream, that offer products and services that compete with one or more modules in our Taleo Enterprise Edition suite of solutions. Our Taleo Business Edition solution competes primarily with Bullhorn, Hiredesk, iCIMs, Openhire, Monster.com, Virtual Edge from ADP and Vurv Express from Vurv. Our competitors may announce new products, services or enhancements that better meet changing industry standards or the price or performance needs of customers. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.

Certain of our competitors and potential competitors have significantly greater financial, technical, development, marketing, sales, service and other resources than we have. Some of these companies also have a larger installed base of customers, longer operating histories and greater brand recognition than we have. Certain of our competitors provide products that may incorporate capabilities which are not available in our current suite of solutions, such as automated payroll and benefits, or services that we do not currently offer, such as recruitment process outsourcing services. Products with such additional functionalities may be appealing to some customers because they can reduce the number of different types of software or applications used to run their business and such additional services may be viewed by some customers as enhancing the effectiveness of a competitor’s solutions. In addition, our competitors’ products may be more effective than our products at performing particular talent management functions or may be more customized for particular customer needs in a given market. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.

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

The mergers of or potential mergers of our competitors or other similar strategic alliances could weaken our competitive position or reduce our revenue.

The market in which we operate appears to be in the midst of a period of vendor consolidation. If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Kronos acquired Unicru in 2006 and recently acquired Deploy Solutions. Kronos itself was acquired in 2007 by the private equity firm Hellman & Friedman. Additionally, Kenexa acquired Brassring in 2006 and ADP acquired VirtualEdge in 2006. Unicru, Brassring, VirtualEdge and Deploy Solutions have been direct competitors of ours in the past and it is unclear what impact these acquisitions will have on our market and our long term ability to compete against the combined companies.

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

In connection with the December 31, 2005 year-end audit we identified deficiencies in our internal control over financial reporting that led us to restate our consolidated financial statements and we cannot be certain restatements will not occur again.

In connection with the December 31, 2005 year-end audit of our financial statements, management and our independent registered public accounting firm identified deficiencies in our internal control over financial reporting. These were matters that in our judgment could have adversely affected our ability to record, process, summarize and report financial data consistent with the assertions of management in our financial statements and were deemed to be material weaknesses. In particular, we discovered errors in respect to depreciation of fixed assets, and accrual of dividends on preferred stock which required adjustment. As a result, we restated our consolidated financial statements. We also identified a failure to appropriately apply GAAP to certain aspects of our financial reporting resulting from the lack of a properly designed financial reporting processes and a lack of sufficient technical accounting expertise. Certain of such deficiencies were also deemed to be material weaknesses. We have remediated all known material weaknesses that were identified as part of the December 31, 2005 year end audit; however, we cannot be certain that the measures we have taken will ensure that those or similar deficiencies and a resulting restatement will not occur in the future. Execution of restatements like the one described above could create a significant strain on our internal resources, cause delays in our filing of quarterly financial results, increase our costs and cause management distraction.

Failure to implement and maintain the appropriate internal controls over financial reporting could negatively affect our ability to provide accurate and timely financial information.

During 2006 we completed a review and redesign of our internal controls over financial reporting related to our closing procedures and processes, our calculations of our reported numbers, including depreciation expense and fixed assets, and the need to strengthen our technical accounting expertise. Despite these efforts, we identified a material weakness in connection with the evaluation of the effectiveness of our internal controls as of March 31, 2007 prior to the filing of our financial results for the period ended March 31, 2007, related to the identification of a material adjustment required, which affected cash, accounts receivable and cash flow from operations. We continue to focus on improvements in our controls over financial reporting and will continue to do so in 2008. We have discussed deficiencies in our financial reporting and remediation of such deficiencies with the audit committee of our board of directors and will continue to do so as required. However, we cannot be certain that we will be able to remediate all deficiencies in the future. Any current or future deficiencies could materially and adversely affect our ability to provide timely and accurate financial information.

Our financial performance may be difficult to forecast as a result of our historical focus on large customers and the long sales cycle associated with our solutions.

The majority of our revenue is currently derived from organizations with complex talent management requirements. Accordingly, in a particular quarter the majority of our bookings from new customers on an aggregate contract value basis are from large sales made to a relatively small number of customers. As such, our failure to close a sale in a particular quarter will impede desired revenue growth unless and until the sale closes. In addition, sales cycles for our Taleo Enterprise Edition clients are generally between three months and one year, and in some cases can be longer. As a result, substantial time and cost may be spent attempting to secure a sale that may not be successful. The period between our first sales call on a prospective customer and a contract signing is relatively long due to several factors such as:

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

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance, we must enhance and improve existing products and continue to introduce new products and services. For instance, in February 2008 our performance management software product became generally available in the market. Any new products we develop or acquire may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to develop or acquire new products that appeal to our target customer base or enhance our existing products or if we fail to price our products to meet market demand or if the products we develop or acquire do not meet performance expectations or have a higher than expected cost structure to host and maintain, our business and operating results will be adversely affected. Our efforts to expand our solutions beyond our current offerings or beyond the talent management market may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our existing business.

We expect to incur additional expense to develop software products and to integrate acquired software products into existing platforms to maintain our competitive position. In addition, we intend to invest in software development locations other than the locations where we currently develop our software. Such locations may include locations in Eastern Europe, Russia, Asia and other locations outside of North America, and we may engage independent contractors for all or portions of this work. These efforts may not result in commercially viable solutions, may be more expensive or less productive than we anticipate, or may be difficult to manage and result in distraction to our management team. If we do not manage these remote development centers effectively or receive significant revenue from our product development investments, our business will be adversely affected. Additionally, we intend to maintain a single version of each release of our software applications that is configurable to meet the needs of our customers. Customers may require customized solutions or features and functions that we do not yet offer and do not intend to offer in future releases, which may disrupt out ability to maintain a single version of our software releases or cause our customers to choose a competing solution.

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

We have made, and may continue to make, acquisitions or investments in companies, products, services, and technologies to expand our product offerings, customer base and business. We have limited experience in executing acquisitions. Acquisitions and investments involve a number of risks, including the following:

•	being unable to achieve the anticipated benefits from our acquisitions;

•	discovering that we may have difficulty integrating the accounting systems, operations, and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

•	difficulty incorporating the acquired technologies or products into our existing code base;

•	problems arising from differences in the revenue, licensing or support model of the acquired business;

•	customer confusion regarding the positioning of acquired technologies or products;

•	difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	difficulty retaining the acquired business’ customers; and

•	problems or liabilities associated with product quality, technology and legal contingencies.

The consideration paid in connection with an investment or acquisition also affects our financial results. If we should proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. To the extent that we issue shares of stock or other rights to purchase stock, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, material one-time write-offs, or purchase accounting adjustments and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings. In addition, from time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as incurring expenses that may impact operating results.

We are discontinuing the time and expense processing services of our Taleo Contingent solution and intend to provide time and expense processing services to our current customers only through the expiration of their current agreements. We may have difficulty replacing the revenue from these customers.

During 2007, we continued to generate revenue from our Taleo Contingent solution based on a fixed percentage of the dollar amount invoiced for temporary labor charges processed through our time and expense functionality. Effective March 2007, we ceased entering into agreements to provide time and expense processing services for temporary workers and, accordingly, our revenue from such processing services will end. We are servicing our current customers to which we provide such time and expense processing services through the expiration of their current agreements with us. Fees for time and expense processing through our Taleo Contingent product declined throughout 2007; however, on an annualized basis such fees were still significant in 2007. We expect revenue from time and expense processing for these customers to continue to decline and ultimately end in 2008.

We may find it difficult to replace the revenue we currently receive from the processing of temporary worker time and expense transactions and our results may be negatively impacted.

We may lose sales opportunities if we do not successfully develop and maintain strategic relationships to sell and deliver our solutions.

We have partnered with a number of business process outsourcing, or BPO, and human resource outsourcing, or HRO, providers that resell our staffing solutions as a component of their outsourced human resource services and we intended to partner with more in the future. If customers or potential customers begin to outsource their talent management functions to BPOs or HROs that do not resell our solutions, or to BPOs or HROs that choose to develop their own solutions, our business will be harmed. In addition, we have relationships with third-party consulting firms, system integrators and software and service vendors who provide us with customer referrals, integrate their complementary products with ours, cooperate with us in marketing our products and provide our customers with system implementation or other consulting services. If we fail to establish new strategic relationships or expand our existing relationships, or should any of these partners fail to work effectively with us or go out of business, our ability to sell our products into new markets and to increase our penetration into existing markets may be impaired.

If we are required to reduce our prices to compete successfully, our margins and operating results could be adversely affected.

The intensely competitive market in which we do business may require us to reduce our prices. If our competitors offer discounts on certain products or services we may be required to lower prices or offer our solutions on less favorable terms to compete successfully. Some of our larger competitors have significantly greater resources than we have and are better able to absorb short-term losses. Any such changes would likely reduce our margins and could adversely affect our operating results. Some of our competitors may provide bundled product offerings that compete with ours for promotional purposes or as a long-term pricing strategy. These practices could, over time, limit the prices that we can charge for our products or services. If we cannot offset price reductions with a corresponding increase in the quantity of applications sold, our margins and operating results would be adversely affected.

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

We participate in a relatively new and evolving market for talent management software and services, which increases the difficulty of evaluating the effectiveness of our current business strategy and future prospects.

Our current business model and prospects for increases in revenue should be considered in light of the risks and difficulties we encounter in the evolving talent management market. Because this market is relatively new in comparison to other enterprise software markets, we cannot predict with assurance the future growth rate and size of this market, which, in comparison with the market for all enterprise software applications, is relatively small. The rapidly evolving nature of the markets in which we sell our products and services, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our future prospects and to forecast with a high degree of certainty our projected quarterly or annual performance.

If acceptance of the vendor hosted, or on-demand, delivery model does not continue to develop, or develops more slowly than we expect, our business may be harmed.

The market for on-demand, vendor hosted enterprise software, also called software-as-a-service or SaaS, is still relatively new in comparison to the market for client-server based software. Our customers access and use our software as a web-based solution that is hosted by us. If the preferences of our customers change and our customers require that they host our software themselves, either upon the initiation of a new agreement or upon the renewal of an existing agreement, we would experience a decrease in revenue from hosting fees, and potentially higher costs and greater complexity in providing maintenance and support for our software. Additionally, a very limited number of our customers have the contractual right to elect to host our software themselves prior to the expiration of their subscription agreements with us. If the number of customers purchasing hosting services from us decreases, we might not be able to decrease our expenses related to hosting infrastructure in the short term. Potential customers may be reluctant or unwilling to allow a vendor to host software or internal data on their behalf for a number of reasons, including security and data privacy concerns. If such organizations do not recognize the benefits of the on-demand delivery model, then the market for our solutions may not develop further, or may develop more slowly than we expect.

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

In addition, we are in the process of bringing to market a performance management product for which we may not be able to accurately predict the number of users, transactions and infrastructure demands. Such a failure could result in system outages for our customers and higher than expected costs to support and maintain our performance management solution, which could negatively affect our reputation and our financial results.

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

We have computing and communications hardware operations located at third-party facilities in the United States with Internap on the east coast and with Equinix on the west coast. We do not control the operation of these facilities and must rely on these vendors to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. Although we believe we would be able to enter into a similar relationship with another third party should one of these relationships fail or terminate for any reason, we believe our reliance on any third-party vendor exposes us to risks outside of our control. If these third-party vendors encounter financial difficulty such as bankruptcy or other events beyond our control that cause them to fail to secure adequately and maintain their hosting facilities or provide the required data communications capacity, our customers may experience interruptions in our service or the loss or theft of important customer data. In the future, we may elect to open computing and communications hardware operations at additional third-party facilities located in the United States, Europe or other regions. We are not experienced at operating such facilities in jurisdictions outside the United States and doing so may pose additional risk to us.

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

We must hire and retain key employees and recruit qualified personnel or our future success and business could be harmed

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

Further, because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to retain qualified engineers with the requisite education, background and industry experience. In particular, because our research and development facilities are primarily located in Quebec, Canada, we are substantially dependent on that relatively small labor market to attract and retain qualified engineers. We intend to invest in development centers in other locations but to date our development in operations in locations other than Quebec, Canada is not substantial.

We currently derive a significant portion of our revenue from international operations outside of North America and expect to expand our international operations. However, we do not have substantial experience in international markets, and may not achieve the expected results.

During the twelve months ended December 31, 2007, revenue generated outside of North America was 9.8% of total revenue, based on the location of the legal entity of the customer with which we contracted. We currently have international offices outside of North America in Australia, France, the Netherlands, Singapore and the United Kingdom, which focus primarily on selling and implementing our solutions in those regions. However, we currently maintain data centers only in the United States. In 2008, we plan to continue our research and development operations in Quebec, Canada and expand our international operations, including opening product development locations and data centers outside of North America. We may also expand our international sales and services locations. These initiatives will involve a variety of risks, including:

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	differing regulations in Quebec with regard to maintaining operations, products and public information in both French and English;

•	differing labor regulations, especially in the European Union and Quebec, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•	more stringent regulations relating to data privacy and the unauthorized use of, or access to, commercial and personal information, particularly in Europe and Canada;

•	reluctance to allow personally identifiable data related to non-U.S. citizens to be stored in databases within the United States, due to concerns over the United States government’s right to access personally identifiable data of non-U.S. citizens stored in databases within the United States or other concerns;

•	greater difficulty in supporting and localizing our products;

•	greater difficulty in localizing our marketing materials and legal agreements, including translations of these materials into local language;

•	changes in a specific country’s or region’s political or economic conditions;

•	challenges inherent in efficiently managing an increased number of employees or independent contractors over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	limited or unfavorable intellectual property protection; and

•	restrictions on repatriation of earnings.

If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

Fluctuations in the exchange rate of foreign currencies could result in currency transaction losses, which could harm our operating results and financial condition.

We currently have foreign sales denominated in foreign currencies, including the Australian dollar, British pound sterling, Canadian dollar, the euro, New Zealand dollar, Singapore dollar and Swiss franc and may in the future have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a substantial portion of our operating expenses in Canadian dollars and, to a much lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively affect our business, financial condition and operating results. For instance, in 2007, the impact of changes in foreign currency exchange rates compared to the average rates in effect during 2006 was a $1.2 million decrease in earnings. In 2008, we expect that the volatility in exchange rates for foreign currencies may continue and we could incur additional losses from the impact of such fluctuations. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

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

We are sometimes subject to legal proceedings and claims that arise in the ordinary course of business. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future, see Note 12 — Commitments and Contingencies in our notes to consolidated financial statements.

Our results of operations may be adversely affected if we are subject to a protracted infringement claim or a claim that results in a significant award for damages.

Software product developers such as us may continue to receive infringement claims as the number of products and competitors in our space grows and the functionality of products in different industry segments overlaps. For example, Kenexa, a competitor, filed suit against us for patent infringement in August 2007 and other infringement claims have been threatened against us. We can give no assurance that such claims will not be filed in the future. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

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

We entered into standard indemnification agreements in the ordinary course of business and may be required to indemnify our customers for our own products and third-party products that are incorporated into our products and that infringe the intellectual property rights of others. Although many of the third parties from which we purchase are obligated to indemnify us if their products infringe the rights of others, this indemnification may not be adequate.

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

The majority of our research and development activities are conducted through our Canadian subsidiary, Taleo (Canada) Inc. We participate in a government program in Quebec that provides investment credits based upon qualifying research and development expenditures. These expenditures primarily consist of the salaries for the persons conducting research and development activities. We have participated in the program since 1999, and expect that we will continue to receive these investment tax credits through December 2010. In 2007, we recorded a CAD $2.6 million reduction in our research and development expenses as a result of this program. We anticipate the continued reduction of our research and development expenses through application of these credits through 2010. If these investment tax benefits are reduced or eliminated, our financial condition and operating results may be adversely affected.

In addition to the research and development investment credit program described above, our Canadian subsidiary has applied to participate in a scientific research and experimental development, or SRED, program administered by the Canadian federal government that provides income tax credits based upon qualifying research and development expenditures, including capital equipment purchases. In June 2007, we filed our initial SRED credit claims with respect to our 2005 and 2006 tax years and recorded combined credits of CAD $2.1 million and CAD $1.1 million in 2007. Our Canadian subsidiary is eligible to remain in the SRED program for future tax years as long as its development projects continue to qualify. These federal SRED tax credits can only be applied to offset federal taxes payable and are reported as a credit to tax provision to the extent they reduce taxes payable to zero with any residual benefits recorded as a net deferred tax asset. We believe that our Canadian subsidiary is in compliance with these government programs and that all amounts recorded will be fully realized. If these investment credits are reduced or disallowed by the Canada Revenue Agency (“CRA”), our financial condition and operating results may be adversely affected.

Our Canadian subsidiary is under examination by the Canada Revenue Agency (“CRA”) with respect to tax years 2000 and 2001. We have settled certain issues raised in the audit and are appealing the CRA’s treatment of Quebec investment tax credits. Final resolution of the CRA’s examination will have bearing on the tax treatment applied in subsequent periods not currently under examination. We have recorded income tax reserves believed to be sufficient to cover the estimated tax assessments for the open tax periods and have estimated the potential range of additional income, as a result of the Quebec investment tax credit, to be between CAD $1.0 million and $18.4 million.

There could be a significant impact to our uncertain tax position over the next twelve months depending on the outcome of the on-going CRA audit. In the event the CRA audit results in adjustments that exceed both our income tax reserves and available deferred tax assets, our Canadian subsidiary may become a tax paying entity in 2008 or in a prior year including potential penalties and interest. Any such penalties cannot be reasonably estimated at this time.

We are seeking United States tax treaty relief through the appropriate Competent Authority tribunals for the settlements entered into with CRA and will seek treaty relief for all subsequent final settlements. Although we believe we have reasonable basis for our tax positions, it is possible an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular quarter or annual period.

Other Foreign Tax Examinations.

As we continue to expand internationally, we may become subject to review by various foreign taxing authorities which could negatively impact our financial results. While we have reserved for these uncertainties and do not expect the outcomes of these reviews to be material to our operations, our current assessment as to the potential financial impact of these reviews could prove incorrect and we may incur income tax liability in excess of our current reserves.

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

The stock market in general and the market for technology-related stocks in particular has been highly volatile. As a result, the market price of our Class A common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

•	Our operating performance and the performance of other similar companies;

•	The overall performance of the equity markets;

•	developments with respect to intellectual property rights;

•	publication of unfavorable research reports about us or our industry or withdrawal of research;

•	coverage by securities analysts or lack of coverage by securities analysts;

•	speculation in the press or investment community;

•	general economic conditions and data and the impact of such conditions and data on the equity markets;

•	terrorist acts; and

•	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures, or capital commitments.

We may need to raise additional capital, which may not be available, thereby adversely affecting our ability to operate our business.

If we need to raise additional funds due to unforeseen circumstances, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and any additional financings could result in additional dilution to our existing stockholders. If we need additional capital and cannot raise it on acceptable terms, we may not be able to meet our business objectives, our stock price may fall and you may lose some or all of your investment.

Provisions in our charter documents and Delaware law may delay or prevent a third party from acquiring us.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal offices are in Dublin, California, where we lease approximately 35,000 square feet of space. We entered into the Dublin lease in March 2006. The term of the Dublin lease is seven (7) years, commencing on June 15, 2006, and we have one option to renew the lease for an additional term of five (5) years. Over the term, our base rent ranges from approximately $52,000 per month to approximately $85,000 per month, in addition to operating expenses and taxes.

Our primary research and development facility is in Quebec City, Canada, where we lease approximately 39,000 square feet of space. The Quebec lease has been in effect since December 1998 and expires on November 30, 2008. Our base rent is CAD$72,000 per month, in addition to operating expenses and taxes.

Our former principal offices in San Francisco, California, consisting of approximately 12,109 square feet, was subleased on October 19, 2006. The term of the sublease commenced on October 31, 2006, and will end on July 30, 2009. Under the sublease, we will receive monthly rental payments of approximately $22,000 until September 30, 2008, and $24,000 from October 1, 2008 to July 30, 2009. The monthly base rent payable by the sublessee under the sublease was abated for the first two months of the term. The sublease also provides for the payment of additional rent for operating expenses and taxes.

In North America, we have additional sales and services personnel throughout the United States, including offices in Chicago and Toronto. Outside of North America, we maintain offices for our sales and services personnel in the London area, Melbourne, Paris, Singapore and Sydney.

We believe that our facilities are adequate for current needs, though we may open additional sales, services, development and support locations in 2008. We believe that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in claims, legal proceedings and potential claims that arise in the ordinary course of business. For example, Kenexa Brassring, Inc., filed suit against us in the United States District Court for the District of Delaware for patent infringement on August 27, 2007. Kenexa asserts that we have infringed patent numbers 5999939 and 6996561, and seeks monetary damages and an injunction enjoining us from further infringement. Management has reviewed this matter and believes that our software products do not infringe any valid and enforceable claim of these patents. We have filed an answer to the complaint filed by Kenexa Brassring, Inc., and litigation is proceeding.

Other infringement claims have been threatened against us, in the past, see Note 12 — Commitments and Contingencies in our notes to our consolidated financial statements. Based upon currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on our financial position or results of operations. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. If we should be subject to an unfavorable ruling by a court, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock has been listed on the Nasdaq Global Market under the symbol “TLEO” since September 29, 2005. Prior to that time, there was no public market for our Class A common stock. The following table sets forth the range of high and low sales prices on the Nasdaq Global Market of the Class A common stock for the periods indicated.

	High	Low

For the year ended December 31, 2007
Fourth quarter	$33.97	$24.07
Third quarter	26.07	20.23
Second quarter	22.54	15.25
First quarter	16.82	12.06
For the year ended December 31, 2006
Fourth quarter	$13.99	$10.01
Third quarter	11.87	7.85
Second quarter	14.63	11.01
First quarter	14.81	12.04

As of February 29, 2008, there were approximately 68 holders of record of our Class A common stock and 1 holder of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholder, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities(1)

				Total Number of	Maximum Dollar
				Shares Purchased as	Value of Shares
				Part of Publicly	that May Yet Be
	Total Number of	Price		Announced Plans	Purchased under
Period	Shares Purchased	Paid per Share		or Programs	the Plans or Programs

January 1, 2007 through January 31, 2007	12,618	$13.20		—	—
February 1, 2007 through February 28, 2007	—	—		—	—
March 1, 2007 through March 31, 2007	—	—		—	—
April 1, 2007 through April 30, 2007	7,405	$16.97		—	—
May 1, 2007 through May 31, 2007	—	—		—	—
June 1, 2007 through June 30, 2007	—	—		—	—
July 1, 2007 through July 31, 2007	6,892	$23.00		—	—
August 1, 2007 through August 31, 2007	—	—		—	—
September 1, 2007 through September 30, 2007	—	—		—	—
October 1, 2007 through October 31, 2007	7,763	$25.09		—	—
November 1, 2007 through November 30, 2007	—	—		—	—
December 1, 2007 through December 31, 2007	—	—		—	—

	34,678	$18.61	(2)	—	—

(1)	In connection with our restricted stock and performance share agreements approved by the Board of Directors on May 31, 2006, we repurchase common stock from employees as consideration for the payment of required withholding taxes.

(2)	Represents the weighted average price per share purchased during the year ended December 31, 2007.

Dividend Policy

We have never declared or paid any cash dividends on our Class A common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our Class A common stock in the foreseeable future.

Use of Proceeds from Public Offerings

Initial Public Offering

The Securities and Exchange Commission declared our registration statement, filed on Form S-1 (File No. 333-114093) under the Securities Act in connection with the initial public offering of our Class A common stock, $0.00001 par value, effective on September 28, 2005. Since 2005, we have used the net proceeds for general corporate purposes, including the expansion of our sales and marketing and research and development efforts, working capital, capital expenditures and acquisitions of complementary businesses, products and technologies.

Stock Performance Graph

The following graph shows a comparison from September 28, 2005 through December 31, 2007 of cumulative total return for Taleo’s Class A common stock, the Nasdaq stock Market (U.S.) Index and the Nasdaq Computer and Data Processing Index. The graph assumes that $100 was invested on September 28, 2005 in (i) Taleo’s Class A common stock and (ii) each of the indices as noted below, including reinvestment of dividends. No dividends have been paid or declared on Taleo’s Class A common stock. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 27 MONTH CUMULATIVE TOTAL RETURN*
Among Taleo Corporation, The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

*	$100 invested on 9/28/05 in stock or 8/31/05 in index-including reinvestment of dividends. Fiscal year ending December 31.

Information used in the graph was obtained from a third party investment research firm, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

The stock performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Taleo under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

The information below is derived from our consolidated financial statements and should be read in conjunction with Item 8. — Financial Statements and Supplementary Data and Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations. The consolidated statement of operations data for each of the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statements of Operations Data(1):
Revenue:
Application	$105,092	$79,137	$63,296	$49,010	$36,029
Consulting	22,849	17,906	15,114	9,640	7,606

Total revenue	127,941	97,043	78,410	58,650	43,635
Cost of revenue:
Application	22,602	19,317	16,419	14,627	7,691
Consulting	18,026	12,785	11,058	8,276	6,462

Total cost of revenue	40,628	32,102	27,477	22,903	14,153

Gross profit	87,313	64,941	50,933	35,747	29,482
Operating expenses:
Sales and marketing	36,916	29,482	22,544	18,153	14,767
Research and development	22,981	19,475	16,687	15,932	10,927
General and administrative	23,734	21,113	10,725	7,096	4,726
Restructuring charges	—	414	804	—	—
Charge for in-process research and development	—	—	—	—	150

Total operating expenses	83,631	70,484	50,760	41,181	30,570

Operating income (loss)	3,682	(5,543)	173	(5,434)	(1,088)
Other income (expense):
Interest income	3,045	2,891	873	101	83
Interest expense	(137)	(107)	(1,273)	(404)	(152)
Fees for early extinguishment of debt	—	—	(2,264)	—	(62)

Total other income (expense), net	2,908	2,784	(2,664)	(303)	(131)
Income (loss) before provision for income taxes	6,590	(2,759)	(2,491)	(5,737)	(1,219)
Provision (benefit) for income taxes	2,707	(131)	4	(11)	(89)

Net income (loss)	3,883	(2,628)	(2,495)	(5,726)	(1,308)
Accrual of dividends and issuance costs on preferred stock	—	—	(2,984)	(3,299)	(2,744)

Net income (loss) attributable to Class A common stockholders	$3,883	$(2,628)	$(5,479)	$(9,025)	$(4,052)

Net income (loss) attributable to Class A common stockholders per share — basic	$0.16	$(0.13)	$(1.19)	$(161.16)	$(162.08)
Net income (loss) loss attributable to Class A common stockholders per share — diluted	$0.13	$(0.13)	$(1.19)	$(161.16)	$(162.08)
Weighted-average Class A common shares — basic	24,116	20,031	4,619	56	25
Weighted-average Class A common shares — diluted(2)	28,777	20,031	4,619	56	25

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$86,135	$58,785	$59,346	$5,773	$18,194
Working capital (deficit)	69,911	57,795	58,497	(1,371)	2,374
Total assets	164,676	117,420	99,020	38,648	42,057
Long-term debt(3)	878	17	399	2,573	216
Total preferred stock and exchangeable share obligation	331	796	1,715	52,073	48,659
Total stockholders’ equity (deficit)	102,108	77,430	71,698	(42,996)	(34,427)

(1)	We acquired White Amber, Inc. in October 2003, Recruitforce.com, Inc. in March 2005, certain assets of JobFlash, Inc. in March 2007 and certain assets of Wetfeet, Inc. in July 2007. Our consolidated statement of operations and balance sheet data include the results of White Amber, Inc., Recruitforce.com, Inc., JobFlash, Inc. and Wetfeet, Inc. only for periods subsequent to October 21, 2003, March 10, 2005, March 7, 2007 and July 3, 2007, respectively, see ITEM 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 — Business Combinations in our notes to our consolidated financial statements for additional information regarding our acquisitions with respect to Recruitforce.com., Inc., JobFlash, Inc. and Wetfeet, Inc.

(2)	Exchangeable Shares, redeemable convertible preferred stock, stock options, and warrants are not included if antidilutive for the periods presented, see Note 8 — Preferred Stock and Note 9 — Common stock in our notes to our consolidated financial statements.

(3)	Includes long-term debt & capital leases related to production equipment and internal use software, see Note 12 — Commitments and Contingencies in our notes to our consolidated financial statements

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our Item 8 — Financial Statements and Supplementary Data.

Overview

We are a leading provider of on-demand, talent management software solutions. We offer recruiting, performance management, internal mobility and other talent management solutions that help our customers attract and retain high quality talent, more effectively match workers’ skills to business needs, reduce the time and costs associated with manual and inconsistent processes, ease the burden of regulatory compliance, and increase workforce productivity through better alignment of workers’ goals and career plans with corporate objectives. Our performance management solution became generally available in February 2008 and accordingly did not contribute to net revenues in 2007 or prior years.

We offer two suites of talent management solutions: Taleo Enterprise Edition and Taleo Business Edition. Taleo Enterprise Edition is designed for larger, more complex organizations. Taleo Business Edition is designed for smaller, less complex organizations, stand-alone departments and divisions of larger organizations, and staffing companies. Our revenue is primarily earned through subscription fees charged for accessing and using these solutions. Our customers generally pay us in advance for their use of our solutions, and we use these cash receipts to fund our operations. Our customers generally pay us on a quarterly or annual basis.

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

On June 26, 2007, we entered into an asset purchase agreement (the “Wetfeet Asset Purchase Agreement”) by and among us, Universum Communications Holdings, Inc, Wetfeet, Inc. (“Wetfeet”) and U.S. Bank National Association as escrow agent, for the acquisition by us of certain assets of Wetfeet relating to Wetfeet’s hiring management solutions business (the “Wetfeet Transaction”). The Wetfeet Transaction closed on July 3, 2007. The net cash amount paid by us at closing in connection with the acquisition was approximately $0.3 million in cash, of which approximately $0.1 million was placed into escrow for one year following the closing, to be held as partial security for certain losses that may be incurred by us in the event of certain breaches of the representations and warranties covered in the asset purchase agreement or certain other events. The Wetfeet Asset Purchase Agreement provides for additional payments of up to approximately $1.3 million to be made to Wetfeet in July 2008 upon the achievement of certain milestones by the first anniversary of the closing date (“Second Payment”). As of December 31, 2007, such milestones had been substantially achieved. As in the case of the payment placed in escrow, the Second Payment is subject to adjustment for certain breaches of the representations and warranties covered in the asset purchase agreement or certain other events. The total cost of the acquisition including legal, accounting, valuation and other professional fees will be $1.7 million. Under the terms of the Wetfeet Transaction, we acquired a portion of Wetfeet’s intellectual property, technology and customer contracts. We have substantially converted the Wetfeet customers to our products, and plan to discontinue the Wetfeet product in 2008. As such, we retained certain Wetfeet services and development personnel on a contractual basis. In addition, we assumed certain liabilities relating to the purchased assets.

On March 2, 2007, we entered into an asset purchase agreement (the “JobFlash Asset Purchase Agreement”) by and among us, JobFlash, Inc. (“JobFlash”) and U.S. Bank National Association as escrow agent, for the acquisition by us of certain assets of JobFlash relating to JobFlash’s talent management and human resources solutions business (the “JobFlash Transaction”). The JobFlash Transaction closed on March 7, 2007. The total consideration paid by us in connection with the JobFlash Transaction was approximately $3.1 million, of which $0.5 million was placed into escrow for one year following the closing to be held as partial security for certain losses that may be incurred by us in the event of certain breaches of the representations and warranties covered in the JobFlash Asset Purchase Agreement or certain other events. The total cost of the acquisition including legal, accounting, valuation and other professional fees was $3.3 million. Under the terms of the JobFlash Transaction, we acquired substantially all of JobFlash’s intellectual property, technology, and customer contracts. We hired the majority of JobFlash’s sales, services, and development personnel. In addition, we assumed certain liabilities relating to the purchased assets. JobFlash provides a telephone interactive voice response solution for job applicants and interview scheduling solutions. As of December 31, 2007, assets acquired in the JobFlash transaction have provided the basis for our Taleo Scheduling Center solution and hourly hiring management tools for our Taleo Business Edition solution.

During the first quarter of 2007, we decided to discontinue the time and expense processing services related to our Taleo Contingent solution. There are approximately 38 full time positions that may be terminated as part of this transition, which is targeted to be completed in 2008. As of December 31, 2007, 15 positions had been terminated and 4 employees had been reassigned to other departments. The total estimated liability for exit packages is expected to be $0.7 million.

Sources of Revenue

We derive our revenue from two sources: application revenue and consulting revenue.

Application Revenue

Application revenue is generally comprised of subscription fees from customers accessing our applications, which includes the use of the application, application and data hosting, and maintenance of the application. The majority of our application subscription revenue is recognized monthly over the life of the application agreement, based on a stated, fixed-dollar amount. Revenue associated with our Taleo Contingent solution is recognized based on a fixed contract percentage of the dollar amount invoiced for contingent labor through use of the application. Effective March 2007, we ceased entering into agreements to provide time and expense processing as a component of our Taleo Contingent solution and, accordingly, our revenue model based on a percentage of spend from such processing services will end. We are servicing our current customers to which we provide such time and expense processing services through the expiration of their current agreements with us. We expect revenue from time and expense processing for these customers to continue to decline and ultimately end in 2008. The term of our application agreements for Taleo Enterprise Edition signed with new customers in 2007, 2006, and 2005 was typically three or more years. The term of application agreements for Taleo Business Edition is typically one year. Our customer renewals on a dollar basis have historically been greater than 95%.

Application agreements entered into during 2007, 2006, and 2005 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause, if we fail to perform our material obligations.

Consulting Revenue

Consulting revenue consists primarily of fees associated with application configuration, integration, business process re-engineering, change management, and education and training services. Our consulting engagements are typically billed on a time and materials basis, although we may sell consulting services under milestone or fixed fee contracts, and in such cases, recognize consulting revenues on a percentage-of-completion basis. From time to time, certain of our consulting projects are subcontracted to third parties. Our customers may also elect to use unrelated third parties for the types of consulting services that we offer. Our typical consulting contract provides for payment within 30 to 60 days of invoice.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of application revenue primarily consists of expenses related to hosting our application and providing support, including employee related costs and depreciation expense associated with computer equipment. We allocate overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on employee count. As such, overhead expenses are reflected in each cost of revenue and operating expense category. We currently deliver our solutions from two primary data centers that host the applications for all of our customers, though we plan to open one or more additional data centers in 2008.

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

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related expenses for our sales and marketing staff, including commissions, marketing programs, and allocated overhead. Marketing programs include advertising, events, corporate communications, and other brand building and product marketing expenses. As our business grows, we plan to continue to increase our investment in sales and marketing by adding personnel, building our relationships with partners, expanding our domestic and international selling and marketing activities, building brand awareness, and sponsoring additional marketing events. We expect that our sales and marketing expenses will increase in dollar terms as a result of these investments, however the overall sales and marketing expense as a percentage of revenue is expected to stay consistent.

Research and Development

Research and development expenses consist primarily of salaries and related expenses and allocated overhead , and third-party consulting fees. Our expenses are net of the tax credits we receive from the Government of Quebec. We focus our research and development efforts on increasing the functionality and enhancing the ease of use and quality of our applications, as well as developing new products and enhancing our infrastructure. We expect that the amount of research and development expenses will increase in dollar terms and as a percentage of revenue as we upgrade our existing applications and develop new technologies.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resource, legal, operations and management information systems personnel, professional fees, board compensation and expenses, expenses related to potential mergers and acquisitions, other corporate expenses, and allocated overhead. We expect that the amount of general and administrative expenses will slightly increase in dollar terms as we add personnel over the next year, however as a percentage of revenue are expected to stay consistent.

Employee Benefits

Effective January 1, 2008, we instituted a 401(k) matching program with the following specifics: (i) for employee contributions to the our 401(k) plan of up to 4% of the each employee’s base salary, we will match such employee contributions at a rate of $0.50 for every $1.00 contributed by the employee; and (ii) our 401(k) matching program has a three year vesting period with one third of the employer contribution match vesting each year over the three year period. We expect to incur additional employee related costs in 2008 as a result of the adoption of this program.

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

Revenue Recognition

We derive revenue primarily from fixed subscription fees for access to and use of our on-demand solutions, which fees are collectively reflected as application revenue, and secondarily from professional services, which are reflected as consulting revenue.

In addition to fixed subscription fees arrangements, on limited occasions, we have entered into arrangements including a perpetual license with hosting services to be provided over a fixed term. For hosted arrangements, revenues are recognized under the provisions of Emerging Issues Task Force or EITF No. 00-3, Application of

AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.

Our application revenue is recognized when all of the following conditions have been satisfied:

•	persuasive evidence of an agreement exists;

•	delivery has occurred;

•	fees are fixed or determinable; and

•	the collection of fees is considered probable.

We utilize the provisions of EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” to determine whether our arrangements containing multiple deliverables contain more than one unit of accounting. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Typically, we measure and allocate the total arrangement fee among each of the elements based on their fair value.

Application Revenue

The majority of our application revenue is recognized monthly over the life of the application agreement, based on stated, fixed-dollar amount contracts with our customers and consists of:

•	fees paid for subscription services

•	amortization of any related set-up fees

•	amortization of fees paid for hosting services and software maintenance services under certain software license arrangements; and

•	amortization of related consulting fees in certain multiple element subscription arrangements where VSOE does not exist for an undelivered element

Our revenue associated with the time and expense processing functionality of our Taleo Contingent solution is recognized based on a fixed, contracted percentage of the dollar amount invoiced for contingent labor through use of the application, and is recorded on a net basis under the provisions of EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” as we are not the primary obligor under the arrangements, the percentage earned by us is typically fixed, and we do not take credit risk.

Consulting Revenue

Consulting revenue consists primarily of fees associated with application configuration, integration, business process re-engineering, change management, and education and training services. Our consulting engagements are typically billed and recognized on a time-and-materials basis, although in some instances we sell consulting services under milestone or fixed-fee contracts and, in those cases, we recognize consulting revenues on the lower of the milestone or a percentage of completion basis.

In arrangements that include both subscription and consulting services we recognize consulting services as they are performed if the consulting services qualify as a separate unit of accounting in the multiple element arrangement. Consulting services qualify as a separate unit of accounting when they have stand alone value and when fair value has been established. If the consulting services do not qualify as a separate unit of accounting, the related consulting revenues are combined with the subscription revenues and recognized ratably over the subscription term.

Research and Development

We account for software development costs under the provisions of Statement of Financial Accounting Standards, or SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Accordingly, we capitalize certain software development costs after technological feasibility of the product has been established. Such costs have been immaterial to date, and accordingly, no costs were capitalized during the years ended December 31, 2007 and 2006.

Stock-based Compensation

We adopted SFAS 123(R) “Share-Based Payment” effective January 1, 2006. Under the provisions of SFAS 123(R), we recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. We have elected the modified prospective transition method for adopting SFAS 123(R), under which the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in our financial statements in the periods after the date of adoption using the same value determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in previous filings. We recognize compensation expense for the stock option awards granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period, see Note 2 — Summary of Significant Accounting Policies Stock-Based Compensation in our notes to consolidated financial statements. Estimates are used in determining the fair value of such awards. Changes in these estimates could result in changes to our compensation charges.

Goodwill, Other Intangible Assets and Long-Lived Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we conduct a test for the impairment of goodwill on at least an annual basis. We adopted October 1 as the date of the annual impairment test and, therefore, we performed our first annual impairment test on October 1, 2004. The impairment test compares the fair value of reporting units to their carrying amount, including goodwill, to assess whether impairment is present. Based on our most recent assessment test, we do not have impairment as of October 1, 2007. We will assess the impairment of goodwill annually on October 1, or sooner if indicators of impairment arise.

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

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income and a valuation allowance is recorded if it is deemed more likely than not some portion of the deferred tax assets will not be recognized. In 2006, we reversed our Canadian subsidiary’s valuation allowances by approximately $1.3 million since it was determined more likely than not these assets would be realized. At December 31, 2007, we reversed valuation allowances in our remaining foreign subsidiaries which resulted in a tax provision benefit of approximately $0.4 million. We continue to maintain a full valuation allowance against our deferred tax assets. A portion of our valuation allowance relates to deferred tax assets established in connection with prior acquisitions. To the extent this portion of the valuation allowance is reversed in the future, goodwill will be adjusted. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.

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

	Year Ended December 31,
	2007	2006	2005

Consolidated Statement of Operations Data:
Revenue:
Application	82%	82%	81%
Consulting	18	18	19

Total revenue	100	100	100
Cost of revenue (as a percent of related revenue):
Application	22	24	26
Consulting	79	71	73

Total cost of revenue (as a percent of total revenue)	32	33	35

Gross profit	68	67	65
Operating expenses:
Sales and marketing	29	30	29
Research and development	18	20	21
General and administrative	18	22	14
Restructuring	—	—	1

Total operating expenses	65	72	65

Operating income (loss)	3	(5)	—
Other income (expense):
Interest income	2	3	1
Interest expense	—	—	(5)

Total other income (expense), net	2	3	(4)

Net income (loss) before provision for income taxes	5	(3)	(3)
Provision (benefit) for income taxes	2	—	—

Net income (loss)	3%	(3)%	(3)%

Comparison of the Years Ended December 31, 2007 and 2006

Dollar amounts in tables are shown in thousands.

Revenue

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
	(In thousands)

Application revenue	$105,092	$79,137	$25,955	33%
Consulting revenue	22,849	17,906	4,943	28%

Total revenue	$127,941	$97,043	$30,898	32%

The increase in application revenue was primarily attributable to increased sales of our applications, including sales to 78 new Taleo Enterprise Edition customers, 717 new Taleo Business Edition customers (including the customers of JobFlash and Wetfeet), and sales of additional products and services to our current customers. The increase in consulting revenue was attributable to higher demand for services from new and existing customers. We expect total revenues to continue to increase as we continue to sell new and existing applications into our installed customer base as well as to new customers.

Our U.S. company is the contracting party for all sales agreements in the United States and our Canadian subsidiary is the contracting party for all Taleo Enterprise Edition sales agreements in Canada. Prior to January 1, 2005, certain of our subsidiaries outside of North America were the contracting parties for sales transactions within their regions. After January 1, 2005, our U.S. company has been the contracting party for all new sales agreements and renewals of existing sales agreements entered into with customers outside of North America. As our customers renew their agreements with us over time, the percentage of total revenue identified to our subsidiaries outside of North America should decline. Accordingly, the geographic mix of total revenue, based on the country of location of the Taleo contracting entity, in the year ended December 31, 2007 was 93.2%, 5.5% and 1.3% in the United States, Canada and the rest of the world, respectively, as compared to 91.1%, 5.9% and 3.0%, respectively, in the year ended December 31, 2006. We also track the geographic mix of our revenue on the basis of the location of the contracting entity for our customers. The geographic mix of total revenue, based on the country of location of the customer contracting entity, in the year ended December 31, 2007 was 90.2% from North America and 9.8% from the rest of the world, as compared to 92.1% from North America and 7.9% from the rest of the world in the year ended December 31, 2006.

Cost of Revenue

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
	(In thousands)

Application	$22,602	$19,317	$3,285	17%
Consulting	18,026	12,785	5,241	41%

Total cost of revenue	$40,628	$32,102	$8,526	27%

The increase in cost of application revenue was primarily attributable to a $1.8 million increase in employee-related costs (including $1.1 million due to headcount increase of 12, $0.4 million in severance costs related to the discontinuation of the time and expense processing services of our Taleo Contingent solution, and $0.2 million in SFAS 123(R) costs), $1.3 million increase in infrastructure costs relating to hardware, software and third-party fees for our hosting facilities and $0.2 million in outside professional services.

We expect the cost of application revenue in dollar terms will increase over 2008 as revenue increases but we expect cost of application revenue to remain consistent as a percentage of application revenue.

The increase in cost of consulting revenue was primarily due to a $3.4 million increase in employee-related costs as a result of increasing headcount in 2007 by 21 and an increase of $0.2 million in SFAS 123(R) costs). In addition, there was an increase of $0.8 million in fees to third parties that we subcontracted portions of our consulting business to and $0.2 million in cross charges from other functional groups supporting consulting engagements. The remaining $0.8 million increase represented increases in general overhead and depreciation expenses relating to the increase in personnel. We expect the cost of consulting revenue to increase in dollar terms over this year as consulting revenue increases, and to decrease as a percentage of consulting revenue, as we expect the utilization rates for our consultants, which is the percentage of time out of a 2,080 hour work year that each consultant is billable, to improve in 2008.

Gross Profit and Gross Profit Percentage

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
	(In thousands)

Gross profit
Application	$82,490	$59,820	$22,670	38%
Consulting	4,823	5,121	(298)	(6)%

Total gross profit	$87,313	$64,941	$22,372	34%

	Year Ended
	December 31,
	2007	2006	Change

Gross profit percentage
Application	78%	76%	2%
Consulting	21%	29%	(8)%
Total gross profit percentage	68%	67%	1%

The increase in gross profit was a result of higher application and consulting revenues and specifically due to an improvement in the gross profit margin on application revenues for the year ended December 31, 2007. Gross profit on application revenue improved as a result of our ability to drive greater productivity from the headcount that supports this revenue stream. Employee-related costs for application revenue grew by 17%, whereas application revenue grew by 33%. Gross profit on consulting decreased due to a decrease in integration related engagements for our technical services team as we introduced, Taleo Connect, our self-service integrations solution. Consulting gross profit was also impacted by the timing of the revenue recognition for milestone based consulting engagements.

We expect the total gross profit percentage to remain consistent over the near term.

Operating expenses

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
	(In thousands)

Sales and marketing	$36,916	$29,482	$7,434	25%
Research and development	22,981	19,475	3,506	18%
General and administrative	23,734	21,113	2,621	12%
Restructuring costs and other charges	—	414	(414)	*

Total operating expenses	$83,631	$70,484	$13,147	19%

*	not meaningful

Sales and Marketing.  We increased sales and marketing related activities and increased headcount by 22 over the year to increase growth of our business, resulting in a $5.9 million increase in employee-related costs (including $5.2 million in salary, bonus and commission and $0.7 million in SFAS 123(R) costs). Marketing programs increased by $0.9 million due primarily to investment related to marketing our Taleo Business Edition solution. We also incurred $0.6 million in increased travel, training and overhead expenses. In 2008 we expect sales and marketing expenses to moderately increase in dollar amount and remain consistent as a percentage of revenue.

Research and Development.  The increase in research and development expenses consisted primarily of a $0.9 million increase in employee related costs driven by an increase in headcount in 2007 of 10 and including $0.5 million in SFAS 123(R) costs. The increase was also driven by a $0.8 million increase in professional service expense related to the development of our Taleo Performance Management solution, a $1.1 million increases in software maintenance and depreciation, $0.7 million increase in travel, training and overhead expenses. The increase in expenses discussed above includes the impact of the U.S. dollar weakening against the Canadian dollar. We expect that the amount of research and development expenses will increase in dollar terms and as a percentage of revenue as we upgrade our existing applications and develop new technologies.

General and Administrative.  General and administrative expenses increased due to an increase in employee-related costs of $5.0 million (including $4.2 million increase in salaries, bonus and associated benefits and $0.7 million in SFAS 123(R) costs and other personnel expense of $0.1 million). Although the net increase in headcount was 1, the increase in employee-related costs reflects the move of the finance function from Canada to the U.S. in 2006 and 2007. Foreign currency loss was $0.5 million greater than prior year, primarily due to the devaluation of the U.S. dollar against the Canadian dollar. Secondary offering costs accounted for a $0.6 million increase. This was offset by a decrease in temporary help costs of $1.7 million, due to the elimination of consulting support for compliance with the Sarbanes Oxley Act and SEC reporting obligations, a decrease of audit fees of $0.7 million, a decrease in recruiting costs of $0.4 million, $0.3 million in bad debt reserve, $0.2 million in lower insurance and public company related costs and a decrease in travel and entertainment costs of $0.2 million

Restructuring charges.  During the year ended December 31, 2006, restructuring and other charges were $0.4 million for the exit from our San Francisco facility, see Note 16 — Severance and Exit Costs in our notes to our consolidated financial statements.

Contribution Margin

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
	(In thousands)

Contribution Margin — application	$59,509	$40,345	$19,164	48%
Contribution Margin — consulting	4,823	5,121	(298)	(6)%

Contribution Margin — total	$64,332	$45,466	$18,866	41%

Application contribution margin increased 48% year over year. This was due to a 33% increase in revenue while application costs increased only by 17% and research and development expense by 18%. Efficient management of the production environment, and controlled hiring in research and development contributed towards margin improvement. Consulting contribution margin declined by 6% year over year as a result of an increase in headcount by 21 (a 26% increase in headcount) and the ramp time involved before the new hires were fully utilized. In addition, a higher proportion of consulting revenue was delivered by subcontractors contributing to a lower margin and we experienced delays in consulting revenue recognition as a result of milestone based consulting engagements.

Interest income and interest expense

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
	(In thousands)

Interest income	$3,045	$2,891	$154	5%
Interest expense	(137)	(107)	(30)	28%

Total other income (expense), net	$2,908	$2,784	$124	4%

Interest Income.  The increase in interest income is primarily attributable to a higher cash balance throughout 2007 when compared to 2006 and that each quarter we grew our overall cash balance. We experienced a decline in the average rate earned on our cash balance from 5.02% at the beginning of the year to 4.2% by the end of the year, but as a result of the cash balance increasing throughout the year, interest income increased year over year.

Interest Expense.  The increase in interest expense is attributable to imputed interest related to two financing agreements for software purchases entered into in the second and fourth quarter of 2007.

Provision (Benefit) for Income Taxes

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
	(In thousands)

Provision (benefit) for income taxes	$2,707	$(131)	$2,838		*

*	not meaningful

We recorded an income tax provision of $2.7 million in 2007 compared to an income tax benefit of $(131,000) in 2006. The provision was generated principally from the recording of an income tax reserve associated with our ongoing Canadian revenue audit and current income tax expenses, offset by the reversal of valuation allowances in our non Canadian foreign subsidiaries. At December 31, 2007, a full valuation allowance remains only against our U.S. company’s deferred tax assets, as it was deemed more likely than not these assets will not be realized. If, based on the operating results of 2008 and other evidence we are to conclude the U.S. deferred tax assets will be realized in the future, we will reverse the valuation allowance which would likely have a material impact on our financial results in the form of reduced tax expense or increased tax benefits in the period the reversal occurs. There can be no assurances we will reverse our U.S. company’s valuation allowance in 2008.

Comparison of the Years Ended December 31, 2006 and 2005

Dollar amounts in tables are shown in thousands.

Revenue

	Year Ended
	December 31,
	2006	2005	$ Change	% Change
	(In thousands)

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

Our U.S. company is the contracting party for all sales agreements in the United States and our Canadian subsidiary is the contracting party for all Taleo Enterprise Edition sales agreements in Canada. Prior to January 1, 2005, certain of our subsidiaries outside of North America were the contracting parties for sales transactions within their regions. After January 1, 2005, our U.S. company has been the contracting party for all new sales agreements and renewals of existing sales agreements entered into with customers outside of North America. As our customers renew their agreements with us over time, the percentage of total revenue identified to our subsidiaries outside of North America should decline. Accordingly, the geographic mix of total revenue, based on the country of location of the Taleo contracting entity, in the year ended December 31, 2006 was 91.1%, 5.9% and 3.0% in the United States, Canada and the rest of the world, respectively, as compared to 88.1%, 7.1% and 4.8%, respectively, in the year ended December 31, 2005.

Cost of Revenue

	Year Ended
	December 31,
	2006	2005	$ Change	% Change
	(In thousands)

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

Gross Profit and Gross Profit Percentage

	Year Ended
	December 31,
	2006	2005	$ Change	% Change
	(In thousands)

Gross profit
Application	$59,820	$46,877	$12,943	28%
Consulting	5,121	4,056	1,065	26%

Total gross profit	$64,941	$50,933	$14,008	28%

	Year Ended
	December 31,
	2006	2005	% Change

Gross profit percentage
Application	76%	74%	2%
Consulting	29%	27%	2%
Total gross profit percentage	67%	65%	2%

The increase in gross profit was a result of higher application and consulting revenues and of improved gross profit margin on those revenues for the year ended December 31, 2006. Gross profit margin on professional services increased as a result of improved utilization rates within our consulting group. Gross profit margin on application revenue improved as a result of our ability to drive greater productivity from the headcount that supports this revenue stream. Employee-related costs grew by 10%, excluding the impact of adopting SFAS 123(R), whereas revenue grew by 25%.

Operating expenses

	Year Ended
	December 31,
	2006	2005	$ Change	% Change
	(In thousands)

Sales and marketing	$29,482	$22,544	$6,938	31%
Research and development	19,475	16,687	2,788	17%
General and administrative	21,113	10,725	10,388	97%
Restructuring costs and other charges	414	804	(390)	(49)%

Total operating expenses	$70,484	$50,760	$19,724	39%

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

Research and Development.  The increase in research and development consisted primarily of a $2.0 million increase in employee-related costs (including $0.7 million for the impact of adopting SFAS 123(R)) and a $0.8 million cost for overhead allocations.

General and Administrative.  General and administrative expenses increased due to an increase in employee-related costs of $6.8 million (including $2.3 million for the impact of adopting SFAS 123(R), $1.8 million increase in salaries, $1.8 million temporary help, $0.8 million increase in employee benefits and $0.1 million net in other employee-related cost). In addition, we experienced an increase in accounting, legal and consulting fees associated with implementing Sarbanes Oxley Act controls, turnover in staff and relocation of our finance department from Quebec to California.

Restructuring charges.  During the year, ended December 31, 2006, restructuring and other charges were $0.4 million for the exit from our San Francisco facility, see Note 17 — Severance and Exit Costs in our notes to our consolidated financial statements. In the year ended December 31, 2005, we recorded a charge of $0.8 million associated with workforce reduction of $0.7 million and consolidation of excess facilities of $0.1 million. All of these amounts were paid in 2005.

Contribution Margin

	Year Ended
	December 31,
	2006	2005	$ Change	% Change
	(In thousands)

Contribution Margin — application	$40,345	$30,190	$10,155	34%
Contribution Margin — consulting	5,121	4,056	1,065	26%

Contribution Margin — total	$45,466	$34,246	$11,220	33%

Application contribution margin increased 34% year over year. This was due to a 25% increase in revenue while application costs increased by 18% and research and development increased by 17%. In 2006, application revenue increased due to higher customer demand. This increase was offset by an increase in personnel cost resulting from the adoption of SFAS 123(R) as well as minimal increases in production and research and development related cost. Consulting contribution margin increased 26% year over year as a result of improved utilization rates within our consulting group. This increase was offset by personnel cost associated with the adoption of SFAS 123(R), share-based compensation expense.

Interest income and interest expense

	Year Ended
	December 31,
	2006	2005	$ Change	% Change
	(In thousands)

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

Provision (Benefit) for Income Taxes

	Year Ended
	December 31,
	2006	2005	$ Change	% Change
	(In thousands)

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

Liquidity and Capital Resources

We have funded our operations primarily through cash flows from operations and the 2005 initial public offering of our common stock. As of December 31, 2007, we had cash and cash equivalents totaling $86.1 million, net accounts receivable of $30.3 million, and investment credits receivable of $4.7 million. In addition, we have $1.1 million in restricted cash, including $1.0 million in security deposits on our property leases and $0.1 million in escrow funds for the acquisition of certain assets of Wetfeet, Inc.

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(In thousands)

Cash provided by operating activities	$30,141	$9,262	$20,879	225%
Cash used in investing activities	(13,789)	(12,059)	(1,730)	14%
Cash provided by financing activities	10,100	2,388	7,712	323%

	Year Ended December 31,
	2006	2005	$ Change	% Change
	(In thousands)

Cash provided by (used in) by operating activities	$9,262	$(875)	$10,137	1,159%
Cash used in investing activities	(12,059)	(8,457)	(3,602)	43%
Cash provided by financing activities	2,388	63,041	(60,653)	(96)%

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities of $30.1 million in the year ended December 31, 2007, compares to net cash provided by operating activities of $9.3 million in the year ended December 31, 2006.

A significant item impacting our net cash provided by operating activities is accounts receivable, net of allowances, which increased by $3.7 million in 2007. Our accounts receivable balance fluctuates from period to period, depending on the timing of sales and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (1) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (2) the number of days in that quarter. DSO was 81 days at December 31, 2007 compared to 90 days at December 31, 2006. The decrease in DSO reflects the effectiveness of the receivables management, and impact of our cash collection efforts resulting in higher cash collection in 2007. DSO was 66 days at December 31, 2005. The increase in DSO from December 31, 2006 as compared to December 31, 2005 was primarily attributable to slower than normal collections in 2006.

Another significant item affecting our net cash provided by operating activities is our deferred revenue. We record deferred revenue in connection with the invoicing related to the sale of our applications. Our total deferred revenue increased in 2007 by $17.3 million as a result of customers paying cash prior to receiving services. Deferred revenue increased in 2006 as compared to 2005 by $7.6 million for the same reason.

In addition, our stock-based compensation expense was $6.7 million for the year ended December 31, 2007 compared to $4.5 million stock-based compensation expense for the year ended December 31, 2006. We expect to continue to incur stock-based compensation expense and that will increase in dollar terms in 2008 as a result of ongoing new hire and annual performance grants.

Depreciation and amortization expense was $6.9 million for the year ended December 31, 2007 compared to $4.8 million for the year ended December 31, 2006. The increase was due to additions to fixed assets as well as increase in intangibles due to the acquisition of JobFlash and Wetfeet. Depreciation and amortization expense decreased by $64,000 for the year ended December 31, 2006 compared to December 31, 2005. The decrease was due to some fixed assets being fully amortized in 2006.

Cash provided by operating activities is driven by sales of our applications. The timing of our billings and collections relating to the sales of our applications and consulting services is a significant component of our cash flows from operations, as are the level of the deferred revenue on these sales. Additionally, cash flows from operations will continue to be affected significantly by stock based compensation expense, and depreciation and amortization of fixed assets and intangibles.

Net Cash Used in Investing Activities

Net cash used in investing activities increased to $13.8 million in 2007 primarily due to capital expenditures related to our data centers, acquisitions of certain assets of JobFlash and Wetfeet and purchase of other hardware and software.

The increase to $12.1 million in net cash used for investing in 2006 was primarily due to capital expenditures related to our data center, relocation of our corporate offices and implementation of a new general accounting system.

Net Cash Provided by Financing Activities

In 2007, net cash provided by financing activities was $10.1 million and this is primarily the result of $10.5 million in net proceeds received from the exercise of stock options, warrants and contributions to the employee stock purchase plan, offset by $0.4 million of payments related to capital lease obligations. We had $0.1 million outstanding as of December 31, 2007 under capital leases.

In 2006, net cash provided by financing activities was $2.4 million and this is primarily the result of $3.0 million in proceeds received from the exercise of stock options, warrants and contributions to our employee stock purchase plan, offset by $0.6 million of payments related to capital lease obligations. Net cash provided by financing activities was less than in the year ended December 31, 2005 due to the timing of our initial public offering in the fourth quarter of 2005 and the $68.2 million of net proceeds received from the initial public offering in 2005.

We had historically maintained a financing arrangement with National Bank of Canada. This agreement had been in place since 1999. In January and March 2005, we amended our agreement with National Bank of Canada. In April 2005, we terminated our debt arrangement with National Bank of Canada and repaid all amounts owed to National Bank of Canada and entered into a loan agreement with Goldman Sachs. Under the $20.0 million term loan with Goldman Sachs, which closed on April 25, 2005, we received net proceeds of approximately $15.5 million net of deferred financing costs and the repayment of outstanding amounts to National Bank of Canada. The deferred financing costs were amortized to interest expense over the life of the term loan. The term loan accrued interest at LIBOR plus 6.0%, and interest payments were due monthly. A portion of the proceeds of the term loan were restricted as to our ability to access the funds.

On October 4, 2005, we completed our initial public offering of 6,700,000 shares of common stock at a price of $14.00 per share. We sold 5,360,000 shares in the offering. Certain of our selling stockholders sold the remaining 1,340,000 shares in the offering. Upon the closing of the offering, we received net proceeds, after deducting underwriting discounts and commissions and other offering costs, of which $2.0 million was paid in 2004, of $65.9 million. Simultaneous with the completion of the IPO, 69,877,241 outstanding shares of preferred stock, outstanding as of September 30, 2005, plus 4,136,489 shares issuable under antidilution provisions converted into 12,335,598 shares of Class A common stock as a result of the IPO. In addition, as of the date of our initial public offering, the holders of 17,879,362 Class A preferred exchangeable shares of 9090-5415 Quebec, Inc. and of 6,350,400 Class B preferred exchangeable shares of 9090-5415 Quebec Inc. could elect, or we could require them to exchange their exchangeable shares for 4,038,287 shares of Class A common Stock at any time. Shares exchanged during the years ended December 31, 2007 and 2006 were 1,218,159 and 2,1164,476, respectively. No shares were exchanged during 2005. Also upon completion of the IPO, we issued 841,124 shares of Class A common stock in lieu of payment of accrued dividends on our outstanding preferred stock based on the initial public offering price of $14.00 share. The amount paid in cash for accrued dividends on preferred stock was $0.2 million.

On October 5, 2005, following completion of its initial public offering and pursuant to the terms of our credit agreement with Goldman Sachs, we made cash payments for outstanding principal and prepayment fees in the amount of $20.6 million. We had no further borrowing capabilities with Goldman Sachs as of December 31, 2005.

We had $0.1 million and $0.4 million outstanding as of December 31, 2007 and 2006 respectively under capital leases from other unrelated third parties. These are subject to interest rates ranging from 4.5% to 15.9% and mature at varying dates through 2010.

We do not participate in transactions that involve unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Excluding operating leases for office space, computer equipment, software, and third party facilities that host our applications, that are described below, we do not engage in off-balance sheet financing arrangements.

We believe our existing cash and cash equivalents, and anticipated cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next year. Additionally, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new applications and enhancements to existing applications, and the continuing market acceptance of our applications. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may enter into potential investments in, or acquisitions of, complementary businesses, applications or technologies, in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

We generally do not enter into long-term minimum purchase commitments. Our principal commitments, which are not included in our debt agreements discussed above, consist of obligations under leases for office space, operating leases for computer equipment and to a lesser extent for third-party facilities that host our applications.

The following table summarizes our commitments to settle contractual obligations in cash under operating leases and other purchase obligations, as of December 31, 2007:

Contractual obligations (in thousands)

		Less Than
	Total	1 Year	1-2 Years	3-5 Years

Capital lease obligations	$54	$38	$16	$—
Interest payments	2	2	—	—
Facility leases(1)	6,760	2,285	2,084	2,391
Operating equipment leases	1,345	1,180	151	14
Third party hosting facilities	1,230	1,100	130	—
Software contracts	5,231	3,819	1,412	—

Total contractual cash obligations	$14,622	$8,424	$3,793	$2,405

(1)	Includes amounts associated with former headquarters facilities lease as described in Item 2 — Properties.

Legal expenditures could also affect our liquidity.  We are regularly subject to legal proceedings and claims that arise in the ordinary course of business, see Note 12 — Commitments and Contingencies in our notes to our consolidated financial statements. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. In the year ended December 31, 2007, 5% and 2% of our revenue, was denominated in Canadian dollars and currencies other than the U.S. or Canadian dollar, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our research and development operations that are maintained in Canada, with a small portion of expenses incurred outside of North America where our other international sales offices are located. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, British pound sterling, Euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the year ended December 31, 2007, the U.S. dollar weakened by approximately 5% against the Canadian dollar on an average basis compared to the same period in the prior year. This change in value decreased our earnings by $1.2 million which was comprised of increased revenue of $0.3 million, offset by $0.5 million of additional cost of sales and $1.0 million of incremental operating expenses. If the U.S. dollar continues to weaken compared to the Canadian dollar, our operating results may suffer. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $86.1 million at December 31, 2007. This compares to $58.8 million at December 31, 2006. These amounts were held primarily in cash or money market funds. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Taleo Corporation
Dublin, California

We have audited the accompanying consolidated balance sheets of Taleo Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109,” effective January 1, 2007 and Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
San Jose, California
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Taleo Corporation
Dublin, California

We have audited the internal control over financial reporting of Taleo Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and of cash flows for the year ended December 31, 2007, of the Company and our report dated March 13, 2008 expresses an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the adoption of Financial Accounting Standard Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109, effective January 1, 2007 and Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective January 1, 2006.

/s/ Deloitte & Touche LLP

San Jose, California
March 13, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Taleo Corporation and its subsidiaries (“Taleo”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934. Taleo’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of Taleo’s internal control over financial reporting as of December 31, 2007. In making this assessment, Taleo’s management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Taleo management has concluded, based on our assessment of internal controls over financial reporting, that as of December 31, 2007, Taleo’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of Taleo’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears on page 49.

Michael Gregoire President and Chief Executive Officer	Katy Murray Chief Financial Officer

March 13, 2008	March 13, 2008

TALEO CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$86,135	$58,785
Restricted cash	288	2,722
Accounts receivable, less allowance for doubtful accounts of $369 and $585 at December 31, 2007 and 2006, respectively	30,255	25,952
Prepaid expenses and other current assets	5,912	3,657
Investment credit receivable	4,734	4,395

Total current assets	127,324	95,511

Property and equipment, net	23,178	12,928
Restricted cash	838	1,048
Other assets	2,147	1,448
Goodwill	9,785	6,028
Other intangibles, net	1,404	457

Total assets	$164,676	$117,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,623	$18,708
Customer deposits	4	80
Deferred revenue	36,748	18,547
Capital lease obligation, short-term	38	381

Total current liabilities	57,413	37,716

Non-current liabilities:
Customer deposits and long-term deferred revenue	273	360
Other liabilities	4,535	1,101
Capital lease obligation, long-term	16	17
Commitments and contingencies (Note 12)
Class B redeemable common stock, $0.00001 par value, 4,038,287 shares authorized; 655,652 and 1,873,811 shares outstanding at December 31, 2007 and December 31, 2006, respectively	—	—

Total liabilities	62,237	39,194

Exchangeable share obligation	331	796

Stockholders’ equity:
Class A common stock; par value, $0.00001 per share; 150,000,000 shares authorized; 25,442,373 and 22,253,127 shares outstanding at December 31, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	151,593	133,610
Accumulated deficit	(51,387)	(56,329)
Treasury stock, at cost, 6,900 and 14,413 shares outstanding at December 31, 2007 and December 31, 2006, respectively	(195)	(158)
Accumulated other comprehensive income	2,097	307

Total stockholders’ equity	102,108	77,430

Total liabilities and stockholders’ equity	$164,676	$117,420

See accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenue:
Application	$105,092	$79,137	$63,296
Consulting	22,849	17,906	15,114

Total revenue	127,941	97,043	78,410

Cost of revenue:
Application	22,602	19,317	16,419
Consulting	18,026	12,785	11,058

Total cost of revenue	40,628	32,102	27,477

Gross profit	87,313	64,941	50,933

Operating expenses:
Sales and marketing	36,916	29,482	22,544
Research and development	22,981	19,475	16,687
General and administrative	23,734	21,113	10,725
Restructuring costs and other charges	—	414	804

Total operating expenses	83,631	70,484	50,760

Operating income (loss)	3,682	(5,543)	173

Other income (expense):
Interest income	3,045	2,891	873
Interest expense	(137)	(107)	(1,273)
Fees for early extinguishment of debt	—	—	(2,264)

Total other income (expense), net	2,908	2,784	(2,664)

Net income (loss) before provision for income taxes	6,590	(2,759)	(2,491)
Provision (benefit) for income taxes	2,707	(131)	4

Net income (loss)	3,883	(2,628)	(2,495)
Accretion of dividends and issuance costs on preferred stock	—	—	(2,984)

Net income (loss) attributable to Class A common stockholders	$3,883	$(2,628)	$(5,479)

Net income (loss) attributable to Class A common stockholders per share — basic	$0.16	$(0.13)	$(1.19)

Net income (loss) attributable to Class A common stockholders per share — diluted	$0.13	$(0.13)	$(1.19)

Weighted-average shares of Class A Common stock:
Basic	24,116	20,031	4,619

Diluted	28,777	20,031	4,619

See accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2007, 2006, and 2005

							Accum
							Comprehensive	Total
	Common Stock		Additional				Other	Stockholders’	Comprehensive
		Par	Paid-In-	Treasury	Deferred	Accumm	Income	Equity	Income
	Shares	Value	Capital	Stock	Comp	Deficit	(Loss)	(Deficit)	(Loss)
	(In thousands, except share data)

Balances, January 1, 2005	67,415	—	$5,039	$—	$(37)	$(48,222)	$224	$(42,996)
Employee stock options exercised	148,351	—	490	—	—	—	—	490
Warrants exercised	2,584	—	8	—	—	—	—	8
Conversion of preferred shares into common shares at initial public offering	12,335,597	—	41,399	—	—	—	—	41,399
Issuance of common shares in lieu of cash payment of accreted dividends on preferred shares at initial public offering	841,124	—	11,776	—	—	—	—	11,776
Initial public offering (net of costs)	5,360,000	—	65,881	—	—	—	—	65,881
Stock based compensation	—	—	372	—	—	—	—	372
Forfeiture of Series D Preferred Stock options and contingent shares issuable as acquisition consideration	—	—	(18)	—	3	—	—	(15)
Amortization of deferred compensation	—	—	—	—	13	—	—	13
Accrued dividend on Series C and Series D Preferred Stock	—	—	—	—	—	(2,412)	—	(2,412)
Accrual of issuance costs of Series C Preferred Stock	—	—	—	—	—	(572)	—	(572)
Net loss	—	—	—	—	—	(2,495)	—	(2,495)	$(2,495)
Foreign currency translation adjustments		—	—	—	—	—	249	249	249

Balances, December 31, 2005	18,755,071	—	124,947	—	(21)	(53,701)	473	71,698	$(2,246)

Employee stock options exercised	917,918	—	2,355	—	—	—	—	2,355
Issuance of ESPP shares	64,513	—	616	—	—	—	—	616
Warrants exercised	53,801	—	1	—	—	—	—	1
Shares issued to former stockholders of White Amber	30,753	—	162	—	—	—	—	162
Class B Common stock exchanged for Class A Common Stock	2,164,476	—	961	—	—	—	—	961
Shares acquired from payroll tax payments	(14,413)	—	—	(158)	—	—	—	(158)
Restricted shares reacquired or forfeited	(9,063)	—	—	—	—	—	—	—
Issuance of Restricted shares	290,071	—	82	—	—	—	—	82
Reversal of deferred compensation due to adoption of SFAS 123(R)	—	—	(21)	—	21	—	—	—
IPO related cost	—	—	3	—	—	—	—	3
Stock based compensation	—	—	4,504	—	—	—	—	4,504
Net loss	—	—	—	—	—	(2,628)	—	(2,628)	$(2,628)
Foreign currency translation adjustments	—	—	—	—	—	—	(166)	(166)	(166)

Balances, December 31, 2006	22,253,127	—	133,610	(158)	—	(56,329)	307	77,430	$(2,794)

Cumulative transition adjustment related to the adoption of FIN 48	—	—	—	—	—	1,059	—	1,059
Employee stock options exercised	1,438,610	—	9,439	—	—	—	—	9,439
Issuance of ESPP shares	143,992	—	1,018	608	—	—	—	1,626
Warrants exercised	356,200	—	—	—	—	—	—	—
Class B Common stock exchanged for Class A Common Stock	1,218,159	—	548	—	—	—	—	548
Shares acquired from payroll tax payments	(34,678)	—	—	(645)	—	—	—	(645)
Restricted shares reacquired or forfeited	(16,193)	—	—	—	—	—	—	—
Issuance of restricted shares	83,156	—	248	—	—	—	—	248
Stock based compensation	—	—	6,730	—	—	—	—	6,730
Net income	—	—	—	—	—	3,883	—	3,883	$3,883
Foreign currency translation adjustments	—	—	—	—	—	—	1,790	1,790	1,790

Balances, December 31, 2007	25,442,373	—	$151,593	$(195)	$—	$(51,387)	$2,097	$102,108	$5,673

See accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$3,883	$(2,628)	$(2,495)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,934	4,789	4,853
Loss on disposal of fixed assets	13	390	190
Tenant inducement from landlord	—	1,063	(97)
Amortization of tenant inducements	(223)	(266)	—
Stock-based compensation expense	6,730	4,504	385
Director fees settled with stock	248	82	—
Bad debt expense (reversal)	(69)	254	225
Amortization and write-off of deferred financing fees	—	—	822
Changes in working capital accounts:
Interest earned on restricted cash	1	2	43
Accounts receivable	(3,685)	(11,134)	(211)
Prepaid expenses and other assets	(1,500)	(1,793)	(1,480)
Investment credit receivable	446	563	(2,147)
Accounts payable and accrued liabilities	37	5,808	1,642
Deferred revenues and customer deposits	17,326	7,628	(2,605)

Net cash provided by (used in) operating activities	30,141	9,262	(875)

Cash flows from investing activities:
Acquisition of property and equipment	(13,152)	(10,335)	(3,222)
Restricted cash — decrease (increase)	2,664	(1,724)	(1,382)
Acquisition of business, net of cash acquired	(3,301)	—	(3,853)

Net cash used in investing activities	(13,789)	(12,059)	(8,457)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	20,230
Principal payments of long-term debt	—	—	(24,298)
Principal payments on capital lease obligations	(357)	(583)	(535)
Debt issuance costs	—	—	(822)
Proceeds from stock options, ESPP Shares and warrants exercised	10,457	2,971	498
Proceeds from initial public offering of common stock, net of offering costs	—	—	68,191
Dividends paid on preferred stock (Note 8 — Preferred Stock)	—	—	(223)

Net cash provided by financing activities	10,100	2,388	63,041

Effect of exchange rate changes on cash and cash equivalents	898	(152)	(136)

Increase (decrease) in cash and cash equivalents	27,350	(561)	53,573
Cash and cash equivalents:
Beginning of year	58,785	59,346	5,773

End of year	$86,135	$58,785	$59,346

Supplemental cash flow disclosures:
Cash paid for interest	$9	$41	$1,027
Cash paid for loan prepayment penalties	$—	$—	$1,570
Cash paid for income taxes	$305	$—	$—
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment acquired under capital lease	$44	$—	$27
Property and equipment purchases included in accounts payable and accrued liabilities	$3,492	$586	$836
Accrual of dividends on Series C and Series D Preferred Stock	$—	$—	$2,189
Amortization of issuance costs on Series C Preferred Stock	$—	$—	$572
Conversion of preferred shares into common shares at initial public offering	$—	$—	$41,399
Issuance of common shares in lieu of cash payment of accrued dividends on preferred shares at initial public offering	$—	$—	$11,776
Offering costs included in accounts payable	$—	$—	$308
Contingent shares issuable	$—	$(81)	$81
Contingent shares issued	$—	$162	$—
Class B common stock exchanged for Class A common stock	$548	$961	$—
Treasury stock issued to employees under ESPP	$608	$—	$—
Treasury stock acquired to settle employee withholding liability	$645	$158	$—

See accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

Nature of Business — Taleo Corporation and its subsidiaries (the “Company”) provide on-demand talent management solutions that enable organizations of all sizes to assess, acquire, develop, and align their workforces for improved business performance. The Company’s software applications are offered to customers primarily on a subscription basis.

The Company was incorporated under the laws of the state of Delaware in May 1999 as Recruitsoft, Inc. and changed its name to Taleo Corporation in March 2004. The Company has principal offices in Dublin, California and conducts its business worldwide, with wholly owned subsidiaries in Canada, France, the Netherlands, the United Kingdom, Singapore, and Australia. The subsidiary in Canada performs the primary product development activities for the Company, and the other foreign subsidiaries are generally engaged in providing sales, account management and support activities.

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

Recent Accounting Pronouncements —

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company in its fiscal years beginning January 1, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard SFAS No. 159, The Fair Value Option for Financial Assets & Financial Liabilities — Including and Amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure financial instruments and other items of fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 will become effective for the Company in its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company is required to record and disclose business combinations following existing U.S. GAAP until January 1, 2009. The Company is currently evaluating the requirements of SFAS 141R, and has not yet determined the impact on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the requirements of SFAS 160, and has not yet determined the impact on its financial statements.

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

Revenue Recognition — The Company derives its revenue primarily from fixed subscription fees for access to and use of its on-demand solutions, which fees are collectively reflected as application revenue, and secondarily from professional services, which are reflected as consulting revenue.

In addition to fixed subscription fees arrangements, the Company has on limited occasions, entered into arrangements including a perpetual license with hosting services to be provided over a fixed term. For hosted arrangements, revenues are recognized under the provisions of Emerging Issues Task For or EITF No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.

Application Revenue

The Company’s application revenue is recognized when all of the following conditions have been satisfied:

•	persuasive evidence of an agreement exists;

•	delivery has occurred;

•	fees are fixed or determinable; and

•	the collection of fees is considered probable.

The Company utilizes the provisions of EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” to determine whether its arrangements containing multiple deliverables contain more than one unit of accounting. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Typically, the Company measures and allocates the total arrangement fee among each of the elements based on their fair value.

The majority of the Company’s application revenue is recognized monthly over the life of the application agreement, based on stated, fixed-dollar amount contracts with its customers and consists of:

•	fees paid for subscription services

•	amortization of any related set-up fees

•	amortization of fees paid for hosting services and software maintenance services under certain software license arrangements; and

•	amortization of related consulting fees in certain multiple element subscription arrangements where VSOE does not exist for an undelivered element

The Company’s revenue associated with the time and expense processing functionality of its Taleo Contingent solution is recognized based on a fixed, contracted percentage of the dollar amount invoiced for contingent labor

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through use of the application, and is recorded on a net basis under the provisions of EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” as the Company is not the primary obligor under the arrangements, the percentage earned by the Company is typically fixed, and the Company does not take credit risk.

Consulting Revenue

Consulting revenue consists primarily of fees associated with application configuration, integration, business process re-engineering, change management, and education and training services. The Company’s consulting engagements are typically billed and recognized on a time-and-materials basis, although in some instances it sells consulting services under milestone or fixed-fee contracts and, in those cases, it recognizes consulting revenues on the lower of the milestone or a percentage of completion basis.

In arrangements that include both subscription and consulting services the Company recognizes consulting services as they are performed if the consulting services qualify as a separate unit of accounting in the multiple element arrangement. Consulting services qualify as a separate unit of accounting when they have stand alone value and when fair value has been established. If the consulting services do not qualify as a separate unit of accounting, the related consulting revenues are combined with the subscription revenues and recognized ratably over the longer of the subscription term or the period over which the consulting services are performed.

Deferred Revenue and Customer Deposits — Deferred revenue and customer deposits primarily consists of billings or payments received in advance of revenue recognition from the Company’s solutions described above and are recognized as the revenue recognition criteria are met. The Company generally invoices its customers in quarterly or annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of all, noncancelable subscription agreements in effect.

Commission Expense — Commissions are the incremental costs that are directly associated with revenue contracts. In the case of commissions for application revenue contracts, the commissions are calculated based upon a percentage of the revenue for the first contract year. The commission payment is earned by the Company’s sales persons over the twelve-month period following the initiation of a new customer contract. To the extent that a commission is paid before it is expensed, it is recorded as a prepaid expense and amortized over the period benefited by the service period of the sales person.

Goodwill and Other Intangible Assets — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company conducts a test for the impairment of goodwill on at least an annual basis. October 1 has been adopted as the date of the annual impairment test and the Company performed its first impairment test on October 1, 2004. The impairment test compares the fair value of reporting units to their carrying amount, including goodwill, to assess whether impairment is present. Based on the most recent impairment test conducted on October 1, 2007, the Company has concluded that there was no impairment of goodwill as of that date. The Company will assess the impairment of goodwill annually on October 1 or sooner, if other indicators of impairment arise.

Impairment of Long-Lived Assets — SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the review of the carrying value of long-lived assets when impairment indicators arise. The review of these long-lived assets is based on factors including estimates of the future operating cash flows of the business. These future estimates are based on historical results, adjusted to reflect the Company’s best estimates of future market and operating conditions. Actual results may vary materially from the Company’s estimates, and accordingly may cause a full impairment of the long-lived assets.

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to income taxes in both the United States and foreign jurisdictions and uses estimates in determining its provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. The Company’s deferred tax assets consist primarily of net operating loss carry forwards. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. In 2006, the Company reversed its Canadian subsidiary’s valuation allowances by approximately $1.3 million since it was deemed more likely than not that these assets would be realized. At December 31, 2007, the Company reversed valuation allowances recorded in its remaining foreign subsidiaries resulting in a tax provision benefit of approximately $0.4 million. The Company continues to maintain a full valuation allowance against its U.S. deferred tax assets. A portion of the remaining U.S. valuation allowance relates to deferred tax assets established in connection with prior acquisitions. To the extent this portion of the valuation allowance is reversed in the future, goodwill will be adjusted.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The impact of FIN 48 on the Company’s financial position is discussed in Note 11 — Income Taxes. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken in a tax return and recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.

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

Taleo Contingent Accounts Receivable and Staffing Suppliers Payable — The staffing supplier companies that use Taleo Contingent to record services provided to the Company’s customers do so under agreements whereby the Company is not obligated to pay the staffing suppliers unless payment is received by the Company from its customer. Customers of the Company remit the full amount of the invoice for contingent labor to the Company. The Company, after deducting its service fee, then remits payment to the staffing supplier. Service fees earned on invoices that remained unpaid by the Company’s customers totaled $0.1 million and $0.3 million as of December 31, 2007 and 2006 respectively.

Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. This allowance is established using estimates formulated by the Company’s management based upon factors such as the composition of the

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts receivable aging, historical bad debts, changes in payments patterns, customer creditworthiness, and current economic trends. Following is a summary of the activity in the allowance for doubtful accounts:

	2007	2006	2005
	(In thousands)

Balance at January 1	$585	$350	$150
Provision charged to expense	512	254	225
Reversal of allowance provision	(581)	—	—
Write-offs charged against allowance	(147)	(19)	(25)

Balance at December 31	$369	$585	$350

Cash and Cash Equivalents — The Company defines cash and cash equivalents as cash and highly liquid investments with maturity of three months or less when purchased.

Restricted Cash — The Company’s restricted cash balance of $1.1 million at December 31, 2007 is maintained in two Money Market accounts in the amounts of $1.0 million and $0.1 million. The $1.0 million collateralizes two letters of credit for $0.8 million and $0.2 million issued to the Company’s landlords as security deposits. The $0.1 million represents the escrow amount for the Wetfeet acquisition, and will be disbursed in accordance with the purchase agreement within the next 12 month period. The Money Market accounts bear interest at prevailing market rates. The rates at December 31, 2007 ranged from 1.5% to 3.8%.

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

Foreign Currency Translation — The U.S. dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates. Application revenues from service contracts are translated into U.S. dollars at the exchange rate in effect at the billing dates when revenue is deferred. Other income and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated comprehensive income. Gains or losses, whether realized or unrealized, due to transactions in foreign currencies are reflected in the consolidated statements of operations under the line item general and administrative expense. Amounts included in the statements of operations for exchange losses were $0.5 million, $0.2 million, and $0.4 million in 2007, 2006 and 2005, respectively.

Property and Equipment — Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets or, for leasehold improvements, the

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shorter of lease term or useful life of the asset. The following table presents the estimated useful lives of the Company’s property and equipment:

Computer hardware and software	3 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Shorter of lease term or useful life of asset

Investment Credits — The Company participates in a special government program in Quebec that provides investment credits based upon qualifying research and development expenditures including capital equipment purchases. The Company has participated in the program for nine years, and management expects that the Company will continue to be eligible to earn these investment credits through December 2010, when the program is scheduled to end. The credits are estimated and recognized when the expenditures are made. The credits earned are reported as a reduction of related research and development expense in the year incurred. During the years ended December 31, 2007, 2006, and 2005, approximately $2.5 million, $2.2 million and $2.1 million, respectively, have been recorded as a reduction of research and development expenses. In addition to the research and development investment credit program described above, the Company’s Canadian subsidiary has applied to participate in a scientific research and experimental development, or SR&ED, program administered by the Canadian federal government that provides income tax credits based upon qualifying research and development expenditures, including capital equipment purchases. In June 2007, the Company filed its initial SR&ED credit claims with respect to the Company’s 2005 and 2006 tax years and recorded combined credits of $2.1 million. The Company’s Canadian subsidiary is eligible to remain in the SR&ED program for future tax years as long as its development projects continue to qualify. In addition, the Company’s Canadian subsidiary is entitled to a SR&ED credit administered by the province of Quebec to the extent it has not already applied eligible costs to the research and development investment credit. These credits are treated as a reduction of research and development expenses. In June 2007, the Company filed Quebec provincial SR&ED credit claims of approximately $0.2 million with respect to the Company’s 2005 and 2006 tax years and these credits were treated as a reduction of research and development expenses in the quarter ended June 30, 2007. The Company is estimating its 2007 Quebec provincial SR&ED credits to be approximately $0.1 million and have recorded these credits in a similar manner.

Advertising Expense — The cost of advertising is expensed as incurred. Advertising costs were approximately $0.8 million, $0.6 million, and $0.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Product and Software Development Costs — The Company accounts for software development costs under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Therefore, the Company capitalizes certain software development costs after technological feasibility of the product has been established. Such costs have been insignificant to date, and accordingly, no costs were capitalized in 2007, 2006 or 2005. The Company follows the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), in accounting for the development of its on-demand application service. SOP 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life of five years.

Stock-Based Compensation — Prior to January 1, 2006, the Company accounted for its share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. The Company generally recorded no employee compensation expense for options granted prior to January 1, 2006 as options granted generally had exercise prices equal to the fair market value of its common stock on the date of grant. In accordance with SFAS No. 123, the Company disclosed its net loss per share as if it had applied the fair value-based method in measuring compensation expense for its share-based incentive awards.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method,

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense that the Company recognizes beginning on that date includes expense associated with the fair value of all awards granted on and after January 1, 2006, and expense for the unvested portion of previously granted awards outstanding on January 1, 2006. Results for prior periods have not been restated for the adoption of SFAS No. 123(R).

Comprehensive Income (Loss) — Comprehensive income (loss) consists of net loss or gain on foreign currency translations and net income or loss from operations and is presented in the consolidated statements of stockholders’ equity. This includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive income or loss are the cumulative translation adjustments related to the net assets of the operations of the Company’s foreign subsidiaries. These adjustments are accumulated within the consolidated statements of stockholders’ equity under the caption “Accumulated other comprehensive income.” Comprehensive income / (loss) for the years ended December 31, 2007, 2006, and 2005, was approximately $5.7 million, $(2.8) million and $(2.2) million, respectively.

3.	Business Combinations

Acquisition of Wetfeet, Inc.

On June 26, 2007, the Company entered into an asset purchase agreement (the “Wetfeet Asset Purchase Agreement”) by and among the Company, Universum Communications Holdings, Inc, Wetfeet, Inc., (“Wetfeet”) and U.S. Bank National Association as escrow agent, for the acquisition by the Company of certain assets of Wetfeet relating to Wetfeet’s hiring management solutions business (the “Wetfeet Transaction”). The Wetfeet Transaction closed on July 3, 2007. The net cash amount paid by the Company at closing in connection with the acquisition was approximately $0.3 million in cash, of which approximately $0.1 million was placed into escrow for one year following the closing to be held as partial security for certain losses that may be incurred by the Company in the event of certain breaches of the representations and warranties covered in the asset purchase agreement or certain other events. The Wetfeet Asset Purchase Agreement provides for additional payments of up to approximately $1.3 million to be made to Wetfeet in July 2008 upon the achievement of certain milestones by the first anniversary of the closing date (“Second Payment”). As of December 31, 2007, such milestones had been substantially achieved and the $1.3 million has been fully accrued and included in the cost of the acquisition. As in the case of the payment placed in escrow, the Second Payment is subject to adjustment for certain breaches of the representations and warranties covered in the asset purchase agreement or certain other events. The total cost of the acquisition including estimates for legal, accounting, valuation and other professional fees will be $1.7 million. Under the terms of the Wetfeet Transaction, the Company acquired a portion of Wetfeet’s intellectual property, technology and customer contracts. The Company has substantially converted the Wetfeet customers to its products and plans to discontinue the Wetfeet product in 2008. As such, the Company retained certain Wetfeet services and development personnel on a contractual basis. In addition, the Company assumed certain liabilities relating to the purchased assets.

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

	Amounts	Assigned Life
	(In thousands)

Goodwill	$1,727
Customer relationship	192	4 years
Less: Net liabilities	(177)

Total preliminary purchase price allocation	$1,742

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has not presented pro forma financial statements for this acquisition, as the pre-acquisition operations of Wetfeet were not material.

Acquisition of JobFlash, Inc.

On March 2, 2007, the Company entered into an asset purchase agreement (the “JobFlash Asset Purchase Agreement”) by and among the Company, JobFlash, Inc. (“JobFlash”) and U.S. Bank National Association as escrow agent, for the acquisition by the Company of certain assets of JobFlash relating to JobFlash’s talent management and human resources solutions business (the “JobFlash Transaction”). The JobFlash Transaction closed on March 7, 2007. The total purchase price paid by the Company in connection with the JobFlash Transaction was approximately $3.1 million, of which $0.5 million was placed into escrow for one year following the closing to be held as partial security for certain losses that may be incurred by the Company in the event of certain breaches of the representations and warranties covered in the Asset Purchase Agreement or certain other events. The total cost of the acquisition including estimates for legal, accounting, valuation and other professional fees was $3.3 million. Under the terms of the JobFlash Transaction, the Company acquired substantially all of JobFlash’s intellectual property, technology and customer contracts. The Company hired the majority of JobFlash’s sales, services and development personnel. In addition, the Company assumed certain liabilities relating to the purchased assets. As of December 31, 2007, assets acquired in the JobFlash transaction have provided the basis for the Company’s Taleo Scheduling Center solution and hourly hiring management tools for the Company’s Taleo Business Edition solution.

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

	Amounts	Assigned Life
	(In thousands)

Goodwill	$2,030
Existing technology	810	5 years
Customer relationship	290	4 years
Tradename	20	2 years
Net assets	168

Total preliminary purchase price allocation	$3,318

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented are shown below.

	2007	2006
	Consolidated Proforma
(In thousands, except per share data)

Revenue	$128,281	$98,508

Net income/(loss)	$3,663	$(5,267)

Net income/(loss) attributable to Class A common stockholders per share — basic	$0.15	$(0.26)

Net income/(loss) attributable to Class A common stockholders per share — diluted	$0. 13	$(0.26)

Weighted average Class A common shares — basic	24,116	20,031

Weighted average Class A common shares — diluted	28,777	20,031

Acquisition of Recruitforce.com, Inc.

On March 10, 2005 the Company acquired Recruitforce.com, Inc. (“Recruitforce”), a California corporation, which provided an internet-based hiring management system to small and medium-sized businesses. The Company acquired 100% of the outstanding stock of Recruitforce for approximately $3.9 million in cash, including acquisition related costs (“Recruitforce Transaction”). The payment terms for the Recruitforce Transaction were $1.0 million at the date of acquisition with the balance paid 90 days after that date, subject to customary escrow provisions. As a result of the Recruitforce Transaction and the allocation of the purchase price, intangible assets of approximately $3.8 million were recorded as identified in the table below. Goodwill of $3.1 million relates to product synergies and value associated with being able to leverage the sales capability of the Company’s sales team to (i) market the acquired product lines and (ii) target the Recruitforce market segment. During the year ended December 31, 2006, the Company did not record any in-process research and development charges in connection with the acquisition. The intellectual property acquired through the Recruitforce Transaction provided the basis for the Company’s Taleo Business Edition solution, its talent management solution for smaller, less complex organizations.

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has not presented pro forma financial statements for this acquisition, as the pre-acquisition operations of Recruitforce were immaterial.

Concurrent with the acquisition, the Company entered into employment and noncompetition agreements with two selling shareholders of Recruitforce. Each employment agreement covers a period of two years with payments made annually on the anniversary of the effective date of the agreement. Total compensation associated with these agreements approximates $1.4 million and includes forfeiture rights should either agreement be terminated due to cause or without good reason (as defined in the employment agreement). The Company is recording compensation expense ratably over the terms of the agreements. The Company recognized compensation expense of $0.1 million, $0.7 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, under the agreements. Recruitforce’s results have been included in the Company’s Consolidated Statements of Operations beginning on the date of acquisition forward.

4.	Intangible Assets and Goodwill

The Company has recorded the following balances for acquired intangible assets and goodwill at December 31, 2007 and 2006.

A summary of acquired intangible assets at December 31, 2007 and 2006 is as follows:

		2007		2006
	Weighted-Average	Gross		Gross
	Period of	Carrying	Accumulated	Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization
		(In thousands)		(In thousands)

Identifiable intangible assets:
Existing technology	3.9 years	$3,121	$(2,170)	$2,311	$(1,914)
Customer relationships	3.4 years	1,470	(1,017)	967	(907)

Subtotal		4,591	(3,187)	3,278	(2,821)
Goodwill		9,785	—	6,028	—

Total		$14,376	$(3,187)	$9,306	$(2,821)

During the year ended December 31, 2007, the Company’s intangible assets and goodwill increased as a result of the acquisition of JobFlash and Wetfeet. In July 2007, the Company completed its acquisition of certain assets of Wetfeet. Approximately $1.7 million of the increase of goodwill relates to the acquisition of certain assets of Wetfeet and has been assigned to the Company’s application line of business. The Company also recorded a $0.2 million increase in intangible assets related to customer relationships acquired in the transaction. These customer relationships will be amortized over a four year period.

In March 2007, the Company completed its acquisition of certain assets of JobFlash and such assets are reflected in the table below. Approximately $2.0 million of the increase of goodwill relates to the acquisition of certain assets of JobFlash and has been assigned to the Company’s application line of business. There were no other changes to the carrying amount of goodwill due to acquisitions or impairment during the year ended December 31, 2007.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for intangible assets was $0.4 million, $0.8 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated amortization expense for intangible assets for the four succeeding years is as follows:

Estimated Amortization Expense	Amount
(In thousands)

2008	$436
2009	428
2010	310
2011	200
2012	30

Total	$1,404

5.	Property and Equipment

Property and equipment consists of the following at December 31, 2007 and 2006:

	2007	2006
	(In thousands)

Computer hardware and software	$38,206	$20,106
Furniture and equipment	2,681	2,462
Leasehold improvements	3,148	2,661

	44,035	25,229
Less accumulated depreciation and amortization	(20,857)	(12,301)

Total	$23,178	$12,928

Property and equipment included capital leases totaling $1.1 million and $0.9 million at December 31, 2007 and 2006, respectively. All of the capital leases are included in computer hardware and software. Accumulated amortization relating to property and equipment under capital leases totaled $1.0 million and $0.7 million, respectively, at December 31, 2007 and 2006. Depreciation and amortization expense, including amortization of assets under capital leases but excluding amortization of intangible assets, was $6.6 million, $4.0 million, and, $3.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

6.	Other Assets

Other assets consist of the following at December 31, 2007 and 2006:

	2007	2006
	(In thousands)

Deferred tax asset net of valuation allowance	$1,773	$1,284
Other	374	164

Total	$2,147	$1,448

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consist of the following at December 31, 2007 and 2006:

	2007	2006
	(In thousands)

Accrued compensation	$8,706	$7,092
Accounts payable	2,170	2,388
Accrued professional fees	1,650	1,452
Accrued liability — Taleo Contingent customer payments	—	1,740
Accrued income taxes	468	1,153
Accrued liabilities and other	7,629	4,883

Total	$20,623	$18,708

8.	Preferred Stock

In conjunction with the initial public offering (“IPO”) of Class A common stock of the Company in October 2005, 69,877,241 outstanding shares of preferred stock, plus 4,136,489 shares issuable under antidilution provisions converted into 12,335,598 shares of Class A common stock as a result of the IPO, see Note 9 — Common Stock. Also upon completion of the IPO, the Company issued 841,124 shares of Class A common stock in lieu of payment on a portion of accrued dividends on outstanding preferred stock, based on the initial public offering price of $14.00 per share. The amount paid in cash for accrued dividends was $0.2 million relating to certain Series D preferred shares. At December 31, 2007 and 2006, the Company had no preferred stock outstanding.

Preferred Stock Warrants

Following the Company’s IPO, all outstanding preferred stock warrants converted into warrants to acquire Class A common stock of the Company, see Note 9 — Common Stock. At December 31, 2007 and 2006, the Company had no preferred stock warrants outstanding.

9.	Common Stock

On October 4, 2005, the Company completed its initial public offering of 6,700,000 shares of Class A common stock at a price of $14.00 per share. The Company sold 5,360,000 shares and certain stockholders of the Company sold 1,340,000 shares in this offering. Upon the closing of the offering, the Company received net proceeds, after deducting underwriting discounts and commissions of $69.8 million. After deducting $3.9 million of other costs incurred in connection with the offering, the net proceeds were approximately $65.9 million. Simultaneous with the completion of the IPO, 69,877,241 outstanding shares of preferred stock plus 4,136,489 shares issuable under Series B Preferred Stock antidilution provisions converted into 12,335,598 shares of Class A common stock. Also upon completion of the IPO, the Company issued 841,124 shares of Class A common stock in lieu of payment of accreted dividends on the outstanding preferred stock based on the initial public offering price of $14.00 per share. The amount paid in cash for dividends relating to a preferred stock was $0.2 million.

Class A Common Stock

Holders of the Class A common stock are entitled to one vote for each share of Class A common stock held.

Class B Common Stock and Exchangeable Shares

In November 1999, the Company entered into an exchangeable share transaction with 9090-5415 Quebec Inc., formerly known as Viasite Inc., a corporation organized under the laws of Quebec, Canada. In connection with this

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction, the Company received 1,000 Class A common shares of 9090-5415 Quebec Inc. for nominal cash consideration. The remaining shares of 9090-5415 Quebec Inc. consist of two classes of non-voting exchangeable shares and one class of preferred voting shares which, although originally issued, were cancelled in January 2000.

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

Class B common stock was created in order to allow holders of exchangeable shares the ability to vote as if they had exchanged their exchangeable shares without having to exchange such shares. Holders of Class B common stock are not entitled to any substantive rights, economic or otherwise, as a result of their ownership of Class B common stock without consideration of the exchangeable shares of 9090-5415 Quebec Inc. The holders of all classes of exchangeable shares may elect, or the Company may require them, to exchange their exchangeable shares. During the year ended December 31, 2007, exchangeable shares were exchanged for 1,218,159 shares of Class A common stock leaving exchangeable shares exchangeable for 655,652 shares of Class A common stock in future years. As of December 31, 2007, shares of Class A common stock resulting from the exchange of exchangeable shares totaled 3,382,635.

Class A Common Stock Warrants

In January 2000, the Company entered into a professional services agreement for marketing services with an affiliate of a stockholder. The service provider was also affiliated with a member of the Company’s Board of Directors. In consideration of this services agreement, the Company granted a warrant to purchase 481,921 shares of Class A Common Stock at an exercise price equal to $3.63 per share. The service agreement had a term of one year, and the warrant is fully vested and was initially exercisable at any time from the date of grant through the earlier of (a) January 25, 2005 or (b) a closing of an initial public offering of the Company’s common stock. The fair value of the warrant, estimated to be $2.8 million, was charged to marketing expense during the year ended December 31, 2000. In connection with the settlement of certain litigation in November 2004, the Company agreed to modify the terms of this warrant, by extending the warrant’s expiration date to January 25, 2007. The modification of this warrant resulted in the Company recording a charge of approximately $0.2 million, based on the fair value of the modified warrant as compared to the original warrant terms. In determining the fair values under the Black-Scholes-Merton valuation model the company used an expected life of 2.25 years; stock volatility of 68%; a risk-free interest rate of 2.72%; and no dividend payments during the expected term. On January 25, 2007, the Company issued 349,690 shares of its Class A common stock to the holder in connection with a cashless exercise of a warrant to purchase 481,921 shares of its Class A common stock at an exercise price of $3.63 per share. No rights to purchase shares related to these warrants remain as of December 31, 2007.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2001, the Company granted a fully vested warrant to purchase 2,583 shares of Class A common stock at an exercise price equal to $3.00 per share in consideration of past services provided by a consultant. The warrant is exercisable at any time from the grant date through the earlier of (a) November 20, 2006, (b) a closing of an initial public offering of the Company’s common stock or (c) a change of control of the Company. The fair value of the warrant at the date of issue, estimated to be $6,000, was charged to selling and marketing expense during the year ended December 31, 2001. The fair value of the warrants was based on the fair market value of the services rendered to the Company. This warrant was exercised during the year ended December 31, 2005. No rights to purchase shares related to these warrants remain as of December 31, 2007.

In March 2005, the Company granted a fully vested warrant to purchase 41,667 shares of Class A common stock at an exercise price equal to $13.50 per share in consideration of recruitment services provided by an external agency. The warrant is exercisable at any time from the grant date through the earlier of (a) March 14, 2010 or (b) a change of control of the Company. The fair value of the warrant at the date of issue, estimated to be $0.4 million, was charged to general and administrative expense during the year ended December 31, 2005. The value of the warrant was calculated using the Black-Scholes-Merton valuation model with the following weighted-average assumptions: expected life of 5 years; stock volatility of 79%; risk-free interest rate of 3.1%; and no dividend payments during the expected term. On February 28, 2007, the Company issued 6,510 shares of its Class A common stock to the holder in connection with a cashless exercise of a warrant to purchase 41,667 shares of its Class A common stock at an exercise price of $13.50 per share. No rights to purchase shares related to these warrants remain as of December 31, 2007.

In connection with the acquisition of White Amber in 2003, the Company assumed warrants previously issued by White Amber that enabled two existing White Amber warrant holders to purchase 680,472 shares of Series D preferred stock at an exercise price equal to $1.23 per share. Concurrent with the initial public offering of the Company, these were converted into warrants to acquire 113,411 Class A common stock at an exercise price equal to $7.38. These warrants are fully exercisable. The fair value of these warrants at the time of acquisition was $0.3 million; this amount was included in the purchase price of White Amber The Company’s calculations were made using the Black-Scholes-Merton valuation model with the following weighted-average assumptions: expected life of 7.87 years; stock volatility of 72%; risk-free interest rate of 3.6%; and no dividend payments during the expected term.

One of these holders held a series of warrants for 97,995 shares of Class A common stock. These warrants had a life equal to the lesser of (a) 10 years from the original date of issuance, or (b) a three to five year period from the effective date of an initial public offering of the Company. On May 23, 2006, the Company issued 46,541 shares of Class A common stock to the holder in connection with a cashless exercise of 97,995 shares related to these warrants. No rights to purchase shares related to these warrants remain as of December 31, 2007.

The other holder held a warrant for the purchase of 15,416 shares of Class A common stock that has a life equal to the lesser of (a) seven years from its original date of issuance, or (b) five years from the effective date of an initial public offering of the Company. On March 24, 2006, the Company issued 7,260 shares of Class A common stock to the holder in connection with a cashless exercise of 15,416 shares related to this warrant. No rights to purchase shares related to this warrant remains as of December 31, 2007.

As of December 31, 2007, no Class A common stock warrants were outstanding.

Class A Common Stock Option Plans

As of December 31, 2007, the Company has reserved 3,753,782 shares of authorized but unissued Class A common stock for issuance under four stock option plans. Of these shares, 3,387,967 shares were authorized but unissued under the three plans approved by stockholders in 2004 or prior, and 365,815 were authorized but unissued under a plan approved by the Board of Directors in 2005. Options to purchase Class A common stock may be granted to employees, directors, and certain consultants. Options are subject to the vesting provisions associated

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with each grant, generally vesting one-fourth on the first anniversary of the grant and ratably thereafter for the following 36 months.

At December 31, 2007, 202,243 shares were available for future grants under all four plans. The following table presents a summary of the Class A common stock option activity since January 1, 2005, and related information:

		Weighted-Average
	Number of	Exercise Price
	Options	per Share

Outstanding — January 1, 2005	3,024,940	$5.95
Granted	1,634,942	13.58
Exercised	(148,351)	3.30
Forfeited	(297,905)	9.09

Outstanding — December 31, 2005	4,213,626	8.78
Granted	1,162,425	11.94
Exercised	(857,203)	2.69
Forfeited	(362,734)	13.55

Outstanding — December 31, 2006	4,156,114	10.52
Granted	969,457	17.62
Exercised	(1,349,344)	6.94
Forfeited	(252,813)	13.71

Outstanding — December 31, 2007	3,523,414	$13.61

The Company has granted stock options to employees during 2007, 2006, and 2005 at exercise prices greater than or equal to the fair value of the Class A common stock at the time of grant. Prior to the Company’s initial public offering, the fair value of the Class A common stock has been determined by the Board of Directors of the Company at each stock option measurement date based on a variety of different factors including the Company’s financial position and historical financial performance, the status of technological developments within the Company, the composition and ability of the current engineering and management team, an evaluation and benchmark of the Company’s competition, the current climate in the marketplace, arms length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others. Subsequent to its initial public offering, the Board of Directors of the Company authorized grants of stock options with an exercise price per share equivalent to the quoted market price of the Company’s publicly traded common stock on the date of each grant.

During 2001 and 2003, the Company awarded stock options to purchase 2,000 and 27,332 shares, respectively, of Class A common stock to certain of its consultants. The stock options have an exercise price of $3.00 per share and ten year terms from their issue dates. The options issued in 2001 were subject to a vesting period of three years and were fully vested in January 2004. The options issued in 2003 are subject to a vesting period of four years. Of the options issued in 2001, 50 were exercised in 2007, 950 were exercised in 2006 and 1,000 remain outstanding as of December 31, 2007. Of the options issued in 2003, 25,666 have expired or been exercised in 2004; 1,666 remain outstanding as of December 31, 2007. During 2007, the Company entered into a consulting agreement continuing the service provider relationship of former employee and, thus, allowing the vesting of stock options and restricted stock granted pursuant to the Company’s applicable stock option plans to continue. The vesting term is based on the grant’s original vesting period of four years. There will be approximately 17,500 shares of Class A common stock that will vest during the period of the consulting engagement. The stock options have an exercise price ranging from $13.50 to $15.79 per share and three and one half and six and one half month terms from their issue date. The value of the stock options and restricted stock granted in 2007 was calculated using the Black-Scholes-Merton valuation

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

model with the following weighted-average assumptions: expected life of 3.5 - 6.5 months; volatility of 44%; risk-free interest rate of 3.57%; expected forfeiture rate of 77% for stock options and no dividend payments during the expected term. The awards are being accounted for in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or In Conjunction with Selling, Goods or Services.” The amount charged to expense for all awards related to consultants was $48,000, $0, and $6,000 for the years ended December 31, 2007, 2006, and 2005 respectively

The following table summarizes stock options outstanding at December 31, 2007:

		Weighted-Average
		Remaining	Number of
	Number of Options	Contractual Life	Options
Range of Exercise Prices	Outstanding	(Years)	Exercisable

3.00 - 9.94	356,195	4.18	337,879
10.12 - 11.80	354,070	8.66	149,143
11.90 - 13.30	349,228	8.43	117,501
13.50 - 13.50	803,494	7.20	525,190
13.58 - 14.00	549,692	7.95	264,352
14.10 - 15.79	363,311	9.08	11,705
15.92 - 17.91	390,880	9.34	270
18.00 - 23.12	323,794	7.54	191,756
26.00 - 26.00	22,250	9.87	—
26.76 - 26.76	10,500	9.77	—

	3,523,414	7.77	1,597,796

Average exercise price per share			$11.81

The aggregate intrinsic value of options outstanding at December 31, 2007 was $57 million. The total intrinsic value of options exercised during fiscal 2007 was $16.9 million. The Company had 3,043,019 options vested or expected to vest over four years with an aggregate value intrinsic value of $50.1 million.

White Amber Stock Option Plan

In addition to the above, the Company has reserved 113,811 shares of authorized but unissued Class A common stock for issuance under a stock option plan (the “White Amber Option Plan”) that was approved by the Board of Directors in 2003, in connection with the acquisition of White Amber. Options to purchase 206,487 shares at $0.78 per share were issued under the White Amber Option Plan in 2003. The fair value of these options was determined to be approximately $0.6 million utilizing the Black-Scholes-Merton valuation model, $0.2 million of which was recorded as part of the purchase price of White Amber and the balance of $0.4 million was recorded as deferred stock-based compensation to be amortized over the respective vesting period of the awards. No further issuances may be made from this plan. Options under the White Amber Option Plan have a ten year life, with 5.81 years remaining life as of December 31, 2007.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options under the White Amber Stock Option Plan are subject to the vesting provisions associated with each grant, and generally calls for 25% vesting upon issuance, with future vesting over defined periods for the remaining shares. The following schedule summarizes the activity relating to the White Amber Option Plan:

		Weighted-Average
	Number of	Exercise Price
	Options	per Share

Outstanding — January 1, 2005	183,411	$0.78
Exercised	(1,191)	0.78
Forfeited	(1,569)	0.78

Outstanding — December 31, 2005	180,651	0.78
Exercised	(60,715)	0.78
Forfeited	(6,125)	0.78

Outstanding — December 31, 2006	113,811	0.78
Exercised	(89,266)	0.78
Forfeited	—	—

Outstanding — December 31, 2007	24,545	$0.78

At December 31, 2007, the number of options exercisable and the weighted-average exercise price per share of those exercisable options were 24,545 and $0.78, respectively.

The aggregate intrinsic value of the 24,545 fully vested options outstanding at December 31, 2007 related to the White Amber option Plan was $0.7 million. The total intrinsic value of options exercised during fiscal 2007 was $1.6 million.

For the White Amber Stock Option Plan, the Company recorded $0 and $7,000 of compensation expense for the years ended December 31, 2007 and 2006, respectively.

Based on the forfeiture of options from the White Amber Stock Option Plan, additional shares were issued to the former White Amber stockholders under the terms of the White Amber acquisition agreement. No shares were forfeited in 2007. In the years ended December 31, 2006 and 2005, 6,125 and 24,645 shares, respectively, were forfeited and resulted in an increase to goodwill of $0.1 million in both periods. No shares were forfeited in 2007. The Company issued 30,753 shares to former stockholders of White Amber during the year ended December 31, 2006. No further shares will be issued to former stockholders of White Amber pursuant to the White Amber acquisition agreement after December 31, 2006.

Employee Stock Purchase Plan

At December 31, 2005, 500,000 shares were reserved for future issuance under the ESPP. Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally commence each May 1 and November 1. Shares are purchased through employees’ payroll deductions, up to a maximum of 10% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more that 10,000 shares per offering or $25,000 worth of common stock in one calendar year. The initial offering period commenced on May 16, 2006 and ended on October 31, 2006. In the year ended December 31, 2006, there were approximately 64,513 shares issued under the plan at a purchase price of $9.55 per share. During the year ended December 31, 2007, approximately 143,992 shares were issued under the plan at a weighted average purchase price of $11.30 per share. At December 31, 2007, approximately 291,495 shares remain available for issuance.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of the Adoption of SFAS No. 123(R)

See Note 2 — Summary of Significant Accounting Policies for a description of the Company’s adoption of SFAS No. 123(R) on January 1, 2006. The following table summarizes the share-based compensation expense included in operating expense captions that the Company recorded within the accompanying consolidated statements of operations for years ended December 31, 2006 and 2007:

	2007	2006
	(In thousands)

Cost of revenues	$795	$414
Sales and marketing	1,748	1,048
Research and development	1,162	694
General and administrative	3,025	2,348

	$6,730	$4,504

The Company recorded $5.1 million in pre-tax share-based compensation expense for stock options, $0.6 million for purchase rights under the employee stock purchase plan and $1.0 million in share-based compensation expense for restricted stock awards during the year ended December 31, 2007. As of December 31, 2007, there was $14.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.41 years.

SFAS No. 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123(R). The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company elected to calculate the pool of excess tax benefits under the “short-cut” method described in FASB Staff Position 123(R). As of the adoption date, the Company did not have any excess tax benefits to calculate the initial pool.

The Company received $10.5 million in cash from option exercises and issuances of stock under the employee stock purchase plan during the year ended December 31, 2007 and $3.0 million during the year ended December 31, 2006.

Determining Fair Value

The Company estimates the fair value of options granted using the Black-Scholes option valuation model. The Company estimates the expected volatility of the Company’s common stock at the date of grant based on a combination of its historical volatility and the volatility of comparable companies, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company estimates expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the fiscal year ended December 31, 2007. The Company elected to use the simplified method due to a lack of term data as the Company had recently gone public in October 2005 and its options meet the criteria of the “plain-vanilla” option as defined by SAB 107. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of its employee options. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, the Company amortizes the fair value on a straight-line basis over the requisite service period of the options that is generally 4 years.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions used for share-based payment awards during the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005

Stock Options:
Expected volatility	49 to 51%	48 to 55%	70.5 to 79%
Risk-free interest rate	3.9 to 5.1%	4.5 to 5.1%	3.1 to 4.1%
Expected life (in years)	5.5 to 6.25	5.0 to 6.25	4.0
Weighted-average exercise price per share of options granted	$17.62	$11.94	$13.58
Weighted-average fair value per share of option granted	$9.49	$6.83	$7.81
Forfeiture rate	23.8 to 24.2%	12.3 to 24.2%	—
Expected dividend yield	0%	0%	0%

	2007	2006

Employee Stock Purchase Plan:
Expected volatility	44 to 53%	53 to 55%
Risk-free interest rate	3.49 to 5.09%	5.09 to 5.24%
Expected life (in weeks)	26.0	24.0 to 26.0
Expected dividend yield	0%	0%

For the years ended December 31, 2005 the Company has accounted for forfeitures under SFAS No. 123 based on the actual forfeitures.

The following table illustrates the effect on net income and loss per share as if the Company had applied the fair value based method, as adopted, to all awards, including those previously accounted for under APB 25, for the year ended December 31, 2005:

2005
(In thousands)

Net loss attributable to Class A common stockholders —
As reported	$(5,479)
Add: Stock-based compensation expense included in reported net loss	13
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,683)

Pro-forma net loss	$(8,149)

Net loss attributable to Class A common shareholders per share —
Basic and diluted as reported	$(1.19)

Pro forma	$(1.76)

Restricted Stock and Performance Shares

On May 31, 2006, the Compensation Committee of the Board of Directors of the Company approved a form of restricted stock agreement and a form of performance share agreement for use under the Company’s 2004 Stock Plan pursuant to which the Company has granted restricted stock and performance shares. The shares of restricted stock and performance share awards have a per share price of $0.00001 which equals the par value. The Company’s

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

right to repurchase the restricted stock granted to employees lapses in accordance with a four year schedule and the performance shares granted to employees vest in accordance with a four year vesting schedule. Beginning in the quarter ended September 30, 2006, the Company’s outside directors, with the exception of the Chairman of the Company’s Board of Directors, receive 50%, and may elect to receive up to 100%, of their board compensation as restricted stock or performance shares in lieu of cash compensation. The Chairman of the Company’s Board of Directors may elect to receive his board compensation in any combination of cash and restricted stock. Restricted stock awards to directors made in lieu of cash compensation are granted on the first business day of each quarter and vest on the last day of each quarter. The fair value is measured based upon the closing Nasdaq market price of the underlying Company stock as of the date of grant. Restricted stock and performance share awards are amortized over the applicable reacquisition or vesting period using the straight-line method. As of December 31, 2007, the unamortized compensation cost was $2.8 million. The cost is expected to be recognized over a weighted-average period of between 2.25 and 2.50 years. Based on the Company’s limited historical voluntary turnover rates, an annualized estimated forfeiture rate of 6.25% has been used in calculating the cost. The following table presents a summary of the restricted stock awards and performance share awards for the years ended December 31, 2007 and 2006.

			Weighted-Average
	Performance	Restricted	Grant-
	Share	Stock	Date Fair Value
	Awards	Awards	per Share

Repurchasable/nonvested balance — January 1, 2006	—	—	—
Awarded	66,179	282,017	$11.48
Released/vested	(8,054)	(38,579)	9.74
Forfeited/cancelled	(4,375)	(9,063)	11.90

Repurchasable/nonvested balance — December 31, 2006	53,750	234,375	11.75
Awarded	2,481	58,800	17.00
Released/vested	(24,356)	(76,606)	10.56
Forfeited/cancelled	(3,750)	(16,193)	11.48

Repurchasable/nonvested balance — December 31, 2007	28,125	200,376	13.77

For restricted stock and performance share agreements, the Company recorded $1.0 million of compensation expense for the year ended December 31, 2007.

Reserved Shares of Common Stock

The Company has reserved the following number of shares of Class A common stock as of December 31, 2007 for the exchange of exchangeable shares, awarding of restricted stock awards, release of performance share awards, exercise of stock options and purchases under the employee stock purchase plan:

Exchange of exchangeable shares and redemption of Class B common stock	655,652
Class A Common Stock Plans (excluding the White Amber Stock Plan and Employee Stock Purchase Plan)	3,753,782
White Amber Stock Plan	24,545
Employee Stock Purchase Plan	291,495

Total	4,725,474

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Related-Party Transactions

The Company paid approximately $1.8 million and $0.9 million during the years ended December 31, 2005 and 2006, for professional services provided by a law firm, Wilson, Sonsini, Goodrich & Rosati, (“WSGR”) in which a former member of the Company’s Board of Directors, Mark Bertelsen, is a member of the firm. During the three months ended March 31, 2007, Mr. Bertelsen resigned from the Company’s Board of Directors. During the first quarter of 2007, the Company paid approximately $64,000 to WSGR. Amounts payable to WSGR at December 31, 2007, 2006 and 2005 was $0, $34,000 and $0.6 million, respectively.

Effective January 1, 2007, the Company entered into a consulting agreement with LT Management Inc.. Louis Tetu, one of its directors, is the sole shareholder of LT Management, Inc. According to the terms of the agreement, Mr. Tetu will perform certain sales support services for the Company, and the Company will pay Mr. Tetu CAD $12,500 per quarter. This agreement expired on December 31, 2007. For the twelve months ended December 31, 2007, Mr. Tetu was paid a total of CAD $50,000. As of December 31, 2007, CAD $0 was payable to this related party.

11.	Income Taxes

The domestic and foreign components of income (loss) before provision for income taxes were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Domestic	$5,441	$(5,786)	$(5,120)
Foreign	1,149	3,027	2,629

Total	$6,590	$(2,759)	$(2,491)

The provision for income taxes is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Current
Federal	$227	$—	$—
Foreign	1,762	1,153	4

Total	$1,989	$1,153	$4

Deferred
Foreign	718	(1,284)	—

Total provision (benefit) for income taxes	$2,707	$(131)	$4

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007	2006	2005

Federal tax at statutory rate	34%	(34)%	(34)%
State income taxes, net	7	(12)	(8)
U.S. Alternative Minimum Taxes	3	—	—
Impact of foreign audits	44	44	(3)
Non-deductible share based payments	13	31	—
Canadian Investment Tax Credits	(15)	—	—
Non-deductible other expenses	7	21	11
Change in valuation allowance	(52)	(55)	34

Total	41%	(5)%	—%

The components of the Company’s deferred tax assets and liabilities are as follows:

	2007	2006
	(In thousands)

Deferred tax assets:
Tax loss carry forwards	$7,682	$14,074
Reserves and accruals	2,823	1,041
Property and equipment	82	1,040
Warrants issued for services	—	1,321
Deferred revenue	24	36
Alternative Minimum Tax credit	262	35
Canadian investment credits	563	—
Stock based compensation	1,933	834
Other, net	144	146

Total deferred tax assets	$13,513	$18,527

Deferred tax liabilities:
Canadian investment credits	$—	$(1,426)
Acquired intangible assets	(128)	(181)

Total deferred tax liabilities	$(128)	$(1,607)

Net deferred tax asset	$13,385	$16,920
Valuation allowance	(11,612)	(15,636)

Deferred tax asset, net	$1,773	$1,284

The Company has available for future periods U.S. Federal tax loss carry forwards of approximately $18.8 million, which expire beginning in 2019 through 2026. In addition, the Company has approximately $10.8 million of loss carryforwards associated with nonqualified stock option deductions that when realized against future taxable income, will be recorded as an increase to additional paid-in capital. Upon liquidation of the Company’s remaining valuation allowance, approximately $2.5 million will be reversed through goodwill as this amount relates to valuation allowances established in the purchase price allocation of the Company’s prior business acquisitions. The net operating loss carry forwards may be subject to limitations provided in Internal Revenue Code (IRC) sections 382 and 383. Additionally, the Company has a combined total of $1.0 million in operating loss carry forwards from all other foreign jurisdictions in which it is subject to taxation.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of its subsidiaries as such earnings are expected to be reinvested and are considered permanent in duration. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings in the subsidiaries.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, the Company recorded an increase to the January 1, 2007 opening balance of retained earnings by approximately $1.1 million, an increase of $0.1 million to long term taxes payable and a corresponding increase to deferred tax assets of $1.2 million. As of the adoption date of January 1, 2007, the Company had uncertain tax positions of approximately $4.3 million.

A reconciliation of the beginning and ending amounts of uncertain tax benefits are as follows:

Uncertain Tax Benefits
(In millions)

Uncertain tax benefits at January 1, 2007	$1.3
Increases for uncertain tax benefits of prior years	2.3
Decreases for uncertain tax benefits of prior years	(0.6)
Settlements	(0.1)
Lapse of statute of limitations	—

Uncertain tax benefits at December 31, 2007	$2.9

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2007, accrued interest related to uncertain tax positions was less than $0.1 million. As the Company has net operating loss carryforwards for Federal and state purposes, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years. With few exceptions, the Company is no longer subject to foreign income tax examinations by tax authorities for years before 2002.

The Company reversed its Canadian subsidiary’s valuation allowances in 2006 and at December 31, 2007, reversed valuation allowances within each of its remaining foreign subsidiaries as it was deemed more likely than not these assets will be realized. The December 31, 2007 valuation reversals resulted in a $0.4 million income tax provision benefit reported in the fourth quarter. The Company continues to maintain a full valuation allowance against its U.S. company’s deferred tax assets.

The Company’s Canadian subsidiary is under examination by the Canada Revenue Agency (“CRA”) with respect to tax years 2000 and 2001. The Company has settled certain issues raised in the audit and is appealing the CRA’s treatment of Quebec investment tax credits. Final resolution of the CRA’s examination will have bearing on the Company’s tax treatment applied in subsequent periods not currently under examination. The Company has recorded income tax reserves believed to be sufficient to cover the estimated tax assessments for the open tax periods and has estimated the potential range of additional income, as a result of the Quebec investment tax credits, to be between CAD $1.0 million and $18.4 million.

There could be a significant impact to the Company’s uncertain tax positions over the next twelve months depending on the outcome of the on-going CRA audit. In the event the CRA audit results in adjustments that exceed both the Company’s income tax reserves and available deferred tax assets, the Canadian subsidiary may become a tax paying entity in 2008 or in a prior year including potential penalties and interest. Any such penalties cannot be reasonably estimated at this time.

The Company is seeking United States tax treaty relief through the appropriate Competent Authority tribunals for the settlements entered into with CRA and will seek treaty relief for all subsequent final settlements. Although

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company believes it has reasonable basis for its tax positions, it is possible an adverse outcome could have a material effect upon its financial condition, operating results or cash flows in a particular quarter or annual period.

12.	Commitments and Contingencies

Leases — The Company leases office space and has operating leases for computer equipment and third-party facilities that host its applications. Rental expenses under these agreements for the years ended December 31, 2007, 2006, and 2005 were approximately $7.9 million, $8.0 million, and $5.8 million, respectively.

On May 30, 2007, the Company entered into a software license and maintenance agreement for database software to be used in the production environment. This agreement requires total payments of approximately $4.4 million over the next two years and is included in the Software Contracts column below. The minimum non-cancelable scheduled payments under these agreements at December 31, 2007 are as follows:

	Operating Leases
			Third
			Party	Total
	Equipment	Facility	Hosting	Operating	Software	Capital
	Leases	Leases	Facilities	Leases	Contracts	Leases	Total
	(In thousands)					(In thousands)	(In thousands)

2008	$1,180	$2,285	$1,100	4,565	$3,819	$40	$8,424
2009	115	1,145	130	1,390	1,412	11	2,813
2010	36	939	—	975	—	5	980
2011	14	960	—	974	—	—	974
2012		980	—	980	—	—	980
2013		451	—	451	—	—	451

Total	$1,345	$6,760	$1,230	$9,335	$5,231	$56	$14,622

Less amounts representing interest						(2)

Present value of minimum lease payments						54
Less current portion						(38)

Noncurrent portion						$16

See Note 5 — Property and Equipment for additional information regarding capital leases.

Litigation — Kenexa Brassring, Inc., filed suit against the Company in the United States District Court for the District of Delaware for patent infringement on August 27, 2007. Kenexa asserts that the Company has infringed patent numbers 5999939 and 6996561, and seeks monetary damages and an injunction enjoining the Company from further infringement. Management has reviewed this matter and believes that its software products do not infringe any valid and enforceable claim of these patents. The Company has filed an answer to the complaint filed by Kenexa Brassring, Inc., and litigation is proceeding.

In addition to the matter described above, the Company is subject to various claims and legal proceedings that arise in the ordinary course of its business from time to time, including claims and legal proceedings that have been asserted against the Company by former employees and advisors. The Company has accrued for estimated losses in the accompanying consolidated financial statements for matters where the Company believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. The adverse resolution of any one or more of those matters or the matter described above, over and above the amount, if any, that has been estimated and accrued in its consolidated financial statements could have a material adverse effect on the Company’s business, financial condition, results of operations and/or cash flows.

In addition to pending litigation, the Company has received the following notices of potential claims. In February 2005, the holder of patent number 6701313B1 verbally asserted that he believes the Company’s software

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products infringe upon this patent. Management reviewed this matter and believes that the Company’s software products do not infringe any valid and enforceable claim of this patent. Also, in September 2006, the holder of patent numbers 5537590 and 5701400 wrote the Company to inform the Company of its contention that the Company’s product offerings may infringe these patents. To date, the Company is not aware of any legal claim that has been filed against the Company regarding these matters, but the Company can give no assurance that claims will not be filed.

Indemnification — The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally coterminous with the term of the arrangement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is in some cases unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

Certain of the Company’s agreements also include clauses whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for third party claims resulting from acts of the Company, the Company’s employees or subcontractors that result in bodily injury, property damage or other damages. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is in some cases unlimited; however, the Company has general and umbrella insurance policies that would enable the recovery of a portion of many amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

As permitted under Delaware corporate law, the Company has agreements with its directors and officers whereby the Company will indemnify them for certain events or occurrences while the director or officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification is perpetual as to events or occurrences that take place while the director or officer is, or was, serving at the request of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, director and officer insurance policy limits the Company’s exposure and enables the recovery of a portion of any future amounts paid. As a result of insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

13.	Employee Benefit Plans

The Company maintains a 401(k) profit-sharing plan (the “401(k) Plan”) covering substantially all U.S. employees. Pursuant to the 401(k) Plan, the Company may elect to match employee contributions to the 401(k) Plan, not to exceed 6% of an employee’s compensation. The Company made no such election to match contributions to the 401(k) Plan during the years ended December 31, 2007, 2006, and 2005. Effective January 1, 2008, the Company has instituted a 401(k) matching program with the following specifics: (i) for employee contributions to the 401(k) Plan of up to 4% of each employee’s base salary, the Company will match such employee contributions at a rate of $0.50 for every $1.00 contributed by the employee; and (ii) the Company 401(k) matching program has a three year vesting period.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Net Income/(Loss) Per Share

Basic and diluted net income (loss) per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of Class A common shares outstanding during the period. Given that the Class B common shares do not have any economic rights, and, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), and Emerging Issues Task Force (EITF) No. 03-6, “Participating Securities and the Two Class Method under FASB Statement No. 128,” the Company has determined that basic earnings per share should be calculated based only on the outstanding Class A common shares. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive. However, during periods of net income, earnings per share is based on outstanding Class A common shares and exchangeable shares, since the latter are participating securities, but have no legal requirement to fund losses. Class B common shares are non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. Exchangeable shares, redeemable convertible preferred stock, stock options, and warrants are included only if they are dilutive. These securities aggregated on a weighted-average share basis to 4,661,113, 5,615,199, and 15,694,915 for the years ended December 31, 2007, 2006, and 2005, respectively. They were not included in the diluted net loss per common share for the years ended December 31, 2006 and 2005 since they were antidilutive for those periods. The share counts in 2005 take into account the conversion rights of all preferred stock.

For the year ended December 31, 2005, the Company has included 24,645 contingently issuable shares related to the acquisition of White Amber in its weighted-average number of Class A common outstanding for purposes of calculating net loss per share for the year ended December 31, 2005. These shares became issuable as of October 4, 2005 as a result of forfeitures. Until they became issuable, these securities were antidilutive for the periods presented. In 2006, 30,753 shares were distributed to former owners as a result of forfeitures.

A summary of the loss or earnings applicable to each class of common shares is as follows:

	2007		2006		2005
	Class A	Class B	Class A	Class B	Class A	Class B
	Common	Common(1)	Common	Common(1)	Common	Common(1)
	(In thousands, except per share data)

Allocation of net income/(loss)	$3,883	—	$(2,628)	—	$(5,479)	—
Weighted-average shares outstanding — basic	24,116	1,108	20,031	3,140	4,619	4,038
Weighted-average shares outstanding — diluted	28,777	1,874	20,031	3,140	4,619	4,038
Net income/(loss) per share — basic	$0.16	—	$(0.13)	—	$(1.19)	—
Net income/(loss) per share — diluted	$0.13	—	$(0.13)	—	$(1.19)	—

(1)	Class B common shares are non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. The corresponding exchangeable shares, discussed at Note 9. — Common Stock, are participating securities but have no legal requirement to fund such losses, making them antidilutive for all periods presented, except 2007.

15.	Segment and Geographic Information, International Operations, and Customer Concentrations

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents a summary of operating segments:

	Application	Consulting	Total
	(In thousands)

2005:
Revenue	$63,296	$15,114	$78,410
Contribution margin(1)	30,190	4,056	34,246
2006:
Revenue	79,137	17,906	97,043
Contribution margin(1)	40,345	5,121	45,466
2007:
Revenue	105,092	22,849	127,941
Contribution margin(1)	59,509	4,823	64,332

(1)	The contribution margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Profit Reconciliation

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Contribution margin for reportable segments	$64,332	$45,466	$34,246
Sales and marketing	(36,916)	(29,482)	(22,544)
General and administrative	(23,734)	(21,113)	(10,725)
Restructuring charges	—	(414)	(804)
Interest and other income, expense, net	2,908	2,784	(2,664)

Net income (loss) before provision for income taxes	$6,590	$(2,759)	$(2,491)

Geographic Information:

Revenue attributed to a country or region includes sales to multinational organizations and is based on the country of location of the legal entity that is the contracting party for the Company. The Company’s U.S. entity is the

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracting party for all sales agreements in the United States and the Company’s Canadian entity is the contracting party for all Taleo Enterprise Edition sales agreements in Canada. Prior to January 1, 2005, certain of the Company’s subsidiaries outside of North America were the contracting parties for sales transactions within their regions. After January 1, 2005, the Company’s U.S. entity has been the contracting party for all new sales agreements and renewals of existing sales agreements entered into with customers outside of North America. Revenues and assets by region are as follows:

	United States	Canada	Europe	Other	Total
	(In thousands)

Year ended December 31, 2005 —
Revenues	$69,077	$5,542	$2,610	$1,182	$78,410

Assets	$85,025	$12,402	$1,105	$488	$99,020

Year ended December 31, 2006 — Revenues	$88,404	$5,716	$1,939	$984	$97,043

Assets	$102,114	$12,383	$1,703	$1,220	$117,420

Year ended December 31, 2007 —
Revenues	$119,293	$7,024	$922	$702	$127,941

Assets	$145,535	$16,212	$2,371	$558	$164,676

During the years ended December 31, 2007, 2006, and 2005 there was no customer that individually represented greater than 10% of the Company’s total revenue, and at December 31, 2007 and 2006, no customer represented greater than 10% of the Company’s accounts receivable.

All goodwill and intangible assets for all reported years are located in the United States.

16.	Severance and Exit Costs

During July 2006, the Company moved its corporate offices from San Francisco, California to Dublin, California. As a result of this relocation, the Company has recorded a provision for the exit from the San Francisco facility in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” As a part of this provision, the Company has taken into account that on October 19, 2006 it entered into an agreement to sublease its San Francisco facility, consisting of approximately 12,000 square feet. As of December 31, 2007, pursuant to the lease for the Company’s San Francisco facility, cash payments totaling $0.6 million remains to be made through July 2009 and the associated remaining unpaid lease costs, net of sublease rental income of $0.4 million as of December 31, 2007 is approximately $0.2 million. The total estimated cost associated with the exit from the San Francisco facility is $0.4 million.

Summary

			Liability
			Balance
Liability for the Remaining Net Lease Payments	Liability Balance		December 31,
for the San Francisco Facility	January 1, 2007	Cash Payments	2007
	(In thousands)

Lease payments	$979	$(370)	$609
Sublease rental income	(691)	248	(443)

Net liability	$288	$(122)	$166

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs Associated with the Exit from the San Francisco Facility	Amount
(In thousands)

Establishment of initial net liability for net lease payments at July 2006	$469
Reversal of accrued rent from original lease	(237)
Adjustment for tenant inducements from original lease	(102)
Write-off of fixed assets	217
Commissions and legal costs	79

Total exit expense	$426

Relocation of Accounting and Finance Department

On October 25, 2006, management announced a plan to transition all accounting and finance functions performed in the Quebec City, Quebec, Canada office to the corporate offices in Dublin, California by March 2007. This transition was complete as of April 30, 2007. Total cost of exit packages for terminated employees incurred during 2007 was $47,000.

During the year ended December 31, 2005, the Company approved and executed restructuring plans to align the Company’s cost structure with existing market conditions and to create a more efficient organization. In connection with these plans, the Company recorded a charge of $0.8 million in 2005. This charge included costs associated with workforce reduction of $0.7 million and consolidation of excess facilities of $0.1 million. As of December 31, 2006, adjustments to the restructuring reserves had finalized and all cash payments had been made.

Transition of Time and Expense Services Processing

As a result of the Company’s decision to discontinue the time and expense processing services related to its Taleo Contingent solution, there were approximately 38 full time positions that may be terminated as part of this transition, which is targeted to be completed in 2008. As of December 31, 2007, 15 positions were terminated and 4 were reassigned to other departments. If an employee is terminated and remains employed through the transition date, the terminated employee would be entitled to an exit package. The total estimated liability for exit packages is expected to be $0.7 million, of which $0.2 million has been paid through December 31, 2007. Total expense for 2007 was $0.6 million, and was recorded as an operating expense.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for the years ended December 31, 2007 and 2006 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(In thousands, except per share data)

2007
Revenue	$28,717	$30,954	$33,744	$34,526	$127,941
Gross profit	19,828	20,944	23,433	23,108	87,313
Operating income	514	499	1,597	1,072	3,682
Net income (loss)	908	(1,753)	2,233	2,495	3,883
Net income (loss) attributable to Class A common stockholders per share — basic	$0.04	$(0.07)	$0.09	$0.10	$0.16
Net income (loss) attributable to Class A common stockholders per share — diluted	$0.03	$(0.07)	$0.08	$0.08	$0.13
Weighted average Class A common shares outstanding — basic	22,804	23,908	24,638	25,084	24,116
Weighted average Class A common shares outstanding — diluted	26,014	23,908	28,771	29,541	28,777
2006
Revenue	$22,164	$23,472	$24,883	$26,524	$97,043
Gross profit	14,357	15,439	16,795	18,350	64,941
Operating loss	(1,265)	(2,585)	(1,658)	(35)	(5,543)
Net income (loss)	(594)	(1,828)	(757)	551	(2,628)
Net income (loss) attributable to Class A common stockholders per share — basic	$(0.03)	$(0.10)	$(0.04)	$0.03	$(0.13)
Net loss attributable to Class A common stockholders per share — diluted	$(0.03)	$(0.10)	$(0.04)	$0.02	$(0.13)
Weighted average Class A common shares outstanding — basic	18,789	19,229	20,384	21,667	20,031
Weighted average Class A common shares outstanding — basic	18,789	19,229	20,384	25,848	20,031

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s annual report on internal control over financial reporting

See “Management’s Report on Internal Control Over Financial Reporting” on page 50.

Changes in internal control over financial reporting

During 2007, our management implemented the following changes in internal control over financial reporting to address the operating deficiency identified for the period ended March 31, 2007. The operating deficiency was identified as a result of the identification of a required material adjustment which affected cash, accounts receivable and cash flows from operations, and was classified as a material weakness in our internal control over financial reporting. Current assets, total stockholders’ equity and the statement of operations were unaffected by this adjustment, which was made prior to the issuance of our financial statements for the period ended March 31, 2007. No prior periods were affected. We concluded that the error resulted from an operating deficiency. Subsequent to the identification of this operating deficiency, management reinforced the adherence to the operating controls in place related to cash, accounts receivable and cash flows through additional training, as well as through improvements in the timing of the completion of the reviews of the reconciliations. We have re-tested the operating control and have determined that the operating deficiency has been remediated as of December 31, 2007.

Other than as described in the preceding paragraph, we made no changes to our internal controls over financial reporting during the fourth quarter that materially affected or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Director Retirement

On March 10, 2008, Louis Tetu notified Taleo that, after almost 9 years of service, he was retiring from Taleo’s Board of Directors, effective immediately.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by this item is included under the caption “Election of Directors” in our Proxy Statement for our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) and is incorporated herein by reference. The information regarding our current executive officers required by this item is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee and audit committee required by this item is included under the caption “Corporate Governance” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is included under the caption “Executive Compensation” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Executive Compensation — Equity Compensation Plan Information” in the 2008 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Ownership of Securities” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Transactions” in the 2008 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm — Principal Accounting Fees and Services” in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements.  The information concerning our financial statements, and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm required by this item is incorporated by reference herein to Item 8 — Financial Statement and Supplementary Data.

2. Financial Statement Schedules.

The Financial Statement Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth herein is included in Item 8 — Financial Statements and Supplementary Data.

3. Exhibits.  We have filed, or incorporated into this report by reference, the exhibits listed on the accompanying Exhibit Index to Exhibits immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION

By:	/s/ Katy Murray
Katy Murray
Chief Financial Officer

Date: March 13, 2008

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

Signature	Title	Date

/s/ Michael Gregoire Michael Gregoire	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2008

/s/ Katy Murray Katy Murray	Chief Financial Officer (Principal Accounting and Financial Officer)	March 13, 2008

/s/ Eric Herr Eric Herr	Chairman of the Board of Directors	March 13, 2008

/s/ Gary Bloom Gary Bloom	Director	March 13, 2008

/s/ Patrick Gross Patrick Gross	Director	March 13, 2008

/s/ Howard Gwin Howard Gwin	Director	March 13, 2008

/s/ Greg Santora Greg Santora	Director	March 13, 2008

Signature	Title	Date

/s/ Jeffrey Schwartz Jeffrey Schwartz	Director	March 13, 2008

/s/ Michael Tierney Michael Tierney	Director	March 13, 2008

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Asset Purchase Agreement dated as of March 2, 2007, by and among the Registrant, JobFlash, Inc., and, with respect to Article X, Article XI and Article XII thereof only, U.S. Bank National Association as Escrow Agent (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on March 8, 2007)
3.1		Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)
3.2		Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on May 13, 2004)
4.1		Form of Class A common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)
4.2		Form of Class B common stock certificate (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)
4.3		Second Amended and Restated Investor Rights Agreement, dated October 21, 2003 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)
4.4		Covenant Agreement, dated November 24, 1999, between the Registrant and ViaSite Inc. (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10-12G, Commission File No. 000-51299, filed on May 2, 2005)
10	.1*	1999 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)
10	.2*	ViaSite Inc. Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)
10.3		2003 Series D Preferred Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)
10	.4*	2004 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)
10	.5*	Form of Taleo Corporation 2004 Stock Plan Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 6, 2006)
10	.6*	Form of Taleo Corporation 2004 Stock Plan Performance Share Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 6, 2006)
10	.7*	2004 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)
10	.8*	2005 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)
10	.9*	Employment Agreement, dated March 14, 2005, between the Registrant and Michael Gregoire (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10-12G, Commission File No. 000-51299, filed on May 2, 2005)
10	.10*	Employment Agreement between the Registrant and Katy Murray dated August 4, 2006 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 10, 2006)
10	.11*	Consulting Agreement, dated November 9, 2007, between the Registrant and Bradford Benson (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on November 14, 2007)

Exhibit
Number		Description

10	.12*	Employment Agreement, dated March 8, 2006, between the Registrant and Jeffrey Carr (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, filed on April 17, 2006)
10	.13*	Employment Agreement, dated March 8, 2006, between Taleo (Canada) Inc. and Guy Gauvin (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, filed on April 17, 2006)
10	.14*	Cessation of Employment and Board Compensation Agreement, dated March 8, 2006, between the Company and Louis Tetu (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed on April 17, 2006)
10	.15*	Consulting Agreement, effective January 1, 2007, between Taleo Corporation and LT Management, Inc. (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 6, 2007)
10	.16*	Summary of the 2007 Executive Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2007)
10	.17*	Summary of the 2008 Executive Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 7, 2008)
10	.18*	Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)
10.19		Agreement, dated September 1, 2002, between the Registrant and Internap Network Services Corporation (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)
10.20		Master Services Agreement dated April 14, 2006, by and between the Registrant and Equinix Operating Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 20, 2006)
10.21		Lease for 575 Market Street, Eighth Floor, San Francisco, California (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)
10.22		Sublease Agreement dated October 19, 2006 by and between the Registrant, as sublessor, and Cyworld, Inc., as sublessee, for the premises located at 575 Market Street, San Francisco, California (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 25, 2006)
10.23		Lease for 330 St. Vallier East, Suite 400, Quebec, QC, Canada (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on May 13, 2004)
10.24		Lease for 4140 Dublin Blvd., Suite 400, Dublin, California (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006)
10	.25‡	Oracle License and Service Agreement, dated May 30, 2007, by and between Taleo Corporation and Oracle USA, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2007)
10	.26‡	Payment Schedule Agreement, dated May 30, 2007, by and between Taleo Corporation and Oracle Credit Corporation, (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007)
21.1		List of Subsidiaries as of February 29, 2008
23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (see the signature page of this Annual Report)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management compensatory plan, contract or arrangement.

‡	Confidential treatment has been requested for portions of this exhibit.