Form 10-Q
period 2008-03-31
TALEO CORP
filed 2008-05-12
CIK 1134203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 30, 2008, the registrant had 26,050,352 shares of Class A common stock and 462,118 shares of Class B common stock outstanding.

TALEO CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL INFORMATION
TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$91,683	$86,135
Restricted cash	289	288
Accounts receivable, less allowance for doubtful accounts of $255 and $369 at March 31, 2008 and December 31, 2007, respectively	34,415	30,255
Prepaid expenses and other current assets	5,750	5,912
Investment credit receivable	5,214	4,734

Total current assets	137,351	127,324

Property and equipment, net	21,925	23,178
Restricted cash	838	838
Other assets	2,373	2,147
Goodwill	9,749	9,785
Other intangibles, net	1,295	1,404

Total assets	$173,531	$164,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,842	$20,623
Deferred revenue and customer deposits	39,888	36,752
Capital lease obligation, short-term	25	38

Total current liabilities	61,755	57,413

Non-current liabilities:
Customer deposits and long-term deferred revenue	1,482	273
Other liabilities	3,868	4,535
Capital lease obligation, long-term	14	16
Commitments and contingencies (Note 10)
Class B Redeemable Common Stock, $0.00001 par value, 4,038,287 shares authorized; 462,118 and 655,652 shares outstanding at March 31, 2008 and December 31, 2007	—	—

Total liabilities	67,119	62,237

Exchangeable share obligation	224	331

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 25,905,290 and 25,442,373 shares outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	154,639	151,593
Accumulated deficit	(49,786)	(51,387)
Treasury stock, at cost, 15,624 and 6,900 shares outstanding at March 31, 2008 and December 31, 2007, respectively	(448)	(195)
Accumulated other comprehensive income	1,783	2,097

Total stockholders’ equity	106,188	102,108

Total liabilities and stockholders’ equity	$173,531	$164,676

     See accompanying Notes to Condensed Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Application	$30,201	$23,655
Consulting	7,038	5,062

Total revenue	37,239	28,717

Cost of revenue:
Application	6,290	5,100
Consulting	5,724	3,789

Total cost of revenue	12,014	8,889

Gross profit	25,225	19,828

Operating expenses:
Sales and marketing	10,670	8,517
Research and development	7,033	5,403
General and administrative	6,567	5,394

Total operating expenses	24,270	19,314

Operating income	955	514

Other income / (expense):
Interest income	778	673
Interest expense	(45)	(19)

Total other income, net	733	654

Income before provision for income taxes	1,688	1,168
Provision for income taxes	87	260

Net income attributable to Class A common stockholders	$1,601	$908

Net income attributable to Class A common stockholders per share — basic	$.06	$.04

Net income attributable to Class A common stockholders per share — diluted	$.06	$.03

Weighted average Class A common shares — basic	25,369	22,804

Weighted average Class A common shares — diluted	28,899	26,014

     See accompanying Notes to Condensed Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,601	$908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,364	1,268
Amortization of tenant inducements	(38)	(55)
Stock-based compensation expense	2,476	1,385
Director fees settled with stock	59	40
Bad debt expense	(86)	95
Interest earned on restricted cash	—	1
Changes in working capital accounts:
Accounts receivable	(4,163)	(8,422)
Prepaid expenses and other assets	(112)	(596)
Investment credit receivable	(682)	1,775
Accounts payable and accrued liabilities	1,129	6,990
Deferred revenues and customer deposits	4,479	10,513

Net cash provided by operating activities	7,027	13,902

Cash flows from investing activities:
Acquisition of property and equipment	(1,902)	(746)
Restricted cash decrease	—	2,507
Acquisition of business	—	(3,072)

Net cash used in investing activities	(1,902)	(1,311)

Cash flows from financing activities:
Principal payments on capital lease obligations	(14)	(142)
Proceeds from stock options and warrants exercised	414	2,542

Net cash provided by financing activities	400	2,400

Effect of exchange rate changes on cash and cash equivalents	23	157

Increase in cash and cash equivalents	5,548	15,148
Cash and cash equivalents:
Beginning of period	86,135	58,785

End of period	$91,683	$73,933

Supplemental cash flow disclosures:
Cash paid for interest	$1	$4

Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$2,811	$229
Book value of Class B common stock exchanged for Class A common stock	$96	$219 *
Treasury stock acquired to settle employee withholding liability	$253	$166

*	The amount previously reported in noncash activity disclosure of the condensed consolidated statements of cash flows for the quarter ended March 31, 2007 was erroneously based on the fair value (rather than the book value) of such shares exchanged of $8,038, and such error in disclosure has been corrected to reflect the exchange at book value of $219.
     See accompanying Notes to Condensed Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Condensed Consolidated Financial Statements
     The condensed consolidated balance sheet of Taleo Corporation and its Subsidiaries (“the Company”) as of March 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the Company for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.
2. Nature of Business and Basis of Presentation
     Nature of Business — The Company provides on-demand talent management solutions that enable organizations of all sizes to assess, acquire, develop, and align their workforces for improved business performance. The Company’s software applications are offered to customers primarily on a subscription basis.
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
     Basis of Presentation — The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include the accounts of Taleo Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
     Recent Accounting Pronouncements — In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. As of March 31, 2008, the Company did not have any financial instruments subject to SFAS 157 fair value measurements. However, the Company continues to evaluate the impact of SFAS 157 on its non-financial instruments which are not affected by the pronouncement until January 1, 2009.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company is required to record and disclose business combinations following existing U.S. GAAP until January 1, 2009. The Company is currently evaluating the requirements of SFAS 141R, and has not yet determined the impact on its consolidated financial statements.
3. Stock-Based Compensation
     The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase programs.
     Under the provisions of SFAS 123(R), the Company recognizes the fair value of stock-based compensation in its financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. All of the

Company’s stock awards are of an equity nature and there have been no liability awards granted. The Company recognizes compensation expense for the stock options, restricted stock awards, performance share awards and Employee Stock Purchase Plan (“ESPP”) purchases granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period. There was no stock-based compensation expense capitalized during the three months ended March 31, 2008. Shares issued as a result of stock option exercises, ESPP purchases, performance shares and restricted stock awards are issued out of common stock reserved for future issuance under our stock plans. SFAS 123(R) resulted in the Company recording compensation expense of $2.5 million for the three months ended March 31, 2008 and $1.4 million, for the three months ended March 31, 2007. The amount recorded in the three months ended March 31, 2008 and 2007 was recorded in the following expense categories:

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Cost of revenue	$308	$153
Sales and marketing	635	360
Research and development	299	243
General and administrative	1,234	629

Total	$2,476	$1,385

Stock Options
     The Company estimates the fair value of options granted using the Black-Scholes option valuation model. The Company estimates the expected volatility of our common stock at the date of grant based on a combination of our historical volatility and the volatility of comparable companies, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company estimates expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the three months ended March 31, 2008. The Company elected to use the simplified method due to a lack of term data as the Company had recently gone public in October 2005 and our options meet the criteria of the “plain-vanilla” option as defined by SAB 107. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our employee options. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, it amortizes the fair value on a straight-line basis over the requisite service period of the options that is generally 4 years.
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
     Class A Common Stock Option Plans
     At March 31, 2008, 803,105 shares were available for future grants under four of the Company’s option plans, excluding the White Amber stock option plan described below.
     The following table presents a summary of the Class A Common Stock option activity for the three months ended March 31, 2008, and related information:

		Weighted—Average
	Number of Options	Exercise Price
Outstanding — January 1, 2008	3,523,414	$13.61
Granted	71,000	$18.18
Exercised	(49,253)	$8.38
Forfeited	(124,656)	$14.91

Outstanding — March 31, 2008	3,420,505	$13.73

     The weighted average grant date fair value of options granted during the three months ended March 31, 2008 was $9.91 per option.

     The total intrinsic value of options exercised during the three months ended March 31, 2008 was $0.6 million. As of March 31, 2008, the Company had 3,074,398 options vested or expected to vest over four years with an aggregate intrinsic value of $18.5 million and a weighted average exercise price of $13.52.
     The total fair value of shares vested during the three months ended March 31, 2008 and 2007 was $8.4 million and $2.7 million, respectively.
     The aggregate intrinsic value for options outstanding and exercisable at March 31, 2008 was $12.9 million with a weighted-average remaining contractual life of 6.75 years.
     For options, the Company recorded $1.9 million and $1.0 million of compensation expense for the three months ended March 31, 2008 and March 31, 2007, respectively. Unamortized compensation cost was $10.5 million as of March 31, 2008. This cost is expected to be recognized over a weighted-average period of 2.3 years.
White Amber Stock Option Plan
     Pursuant to the October 21, 2003 purchase of White Amber, Inc., the Company issued 206,487 options at $0.78 per share under a new option plan (“the White Amber Stock Option Plan”). As of March 31, 2008, these options were fully vested. The following table presents a summary of the White Amber Stock Option Plan activity for the three months ended March 31, 2008 and related information:

		Average
		Weighted— Exercise
	Number of Options	Price
Outstanding — January 1, 2008	24,545	$0.78

Exercised	(1,500)	0.78

Outstanding — March 31, 2008	23,045	$$0.78

Options exercisable — March 31, 2008	23,045	$$0.78

     For the White Amber Stock Option Plan, the Company recorded no compensation expense for the three months ended March 31, 2008 and March 31, 2007.
Restricted Stock and Performance Shares
     The fair value of restricted stock and performance shares is measured based upon the closing Nasdaq Global Market price of the underlying Company stock as of the date of grant. The Company uses historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. Restricted stock and performance share awards are amortized over the applicable reacquisition or vesting period using the straight-line method. Upon vesting, restricted stock units will convert into an equivalent number of shares of common stock. Unamortized compensation cost was $6.4 million as of March 31, 2008. This cost is expected to be recognized over a weighted-average period of 2.8 years.
     The following table presents a summary of the restricted stock awards and performance share awards for the three months ended March 31, 2008, and related information:

	Performance	Restricted	Weighted—Average
	Share	Stock	Grant-
	Awards	Awards	Date Fair Value
Repurchasable/nonvested balance — January 1, 2008	28,125	200,376	$13.77
Awarded	20,408	246,850	17.42
Released/vested	(3,004)	(20,162)	12.03
Forfeited/cancelled	(215)	(22,500)	11.90

Repurchasable/nonvested balance — March 31, 2008	45,314	404,564	$16.19

     For restricted stock and performance share agreements, the Company recorded $0.4 million and $0.3 million of compensation expense for the three months ended March 31, 2008 and March 31, 2007, respectively.

Employee Stock Purchase Plan
     At March 31, 2008, there were 291,495 shares reserved for future issuance under the Company’s ESPP. For the ESPP, the Company recorded $0.2 million and $0.1 million of compensation expense for the three months ended March 31, 2008 and March 31, 2007. Unamortized compensation cost was $70,000 as of March 31, 2008. This cost is expected to be recognized over a one month period.
4. Intangible Assets and Goodwill
     The Company has recorded the following balances for acquired intangible assets and goodwill at March 31, 2008 and December 31, 2007. Amortization of intangible assets was $0.1 million for both the three months ended March 31, 2008 and 2007. During the three months ended March 31, 2008, the Company reduced goodwill by $36,000 due to capitalized transaction costs associated with the JobFlash and Wetfeet acquisitions being more than actual cost incurred.

		As of March 31, 2008		As of December 31, 2007
	Weighted-
	Average Period of	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization
	(In thousands)
Identifiable intangible assets:
Existing technology	3.9 years	$3,121	$(2,241)	$3,121	$(2,170)
Customer relationships	3.4 years	1,470	(1,055)	1,470	(1,017)

Subtotal		4,591	(3,296)	4,591	(3,187)
Goodwill	—	9,749	—	9,785	—

Total		$14,340	$(3,296)	$14,376	$(3,187)

Estimated Amortization Expense	(In thousands)
Remainder of 2008	$327
2009	428
2010	310
2011	200
2012	30

Total	$1,295

5. Property and Equipment
     Property and equipment consists of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Computer hardware and software	$38,700	$38,206
Furniture and equipment	2,627	2,681
Leasehold improvements	3,112	3,148

	44,439	44,035
Less accumulated depreciation and amortization	(22,514)	(20,857)

Total	$21,925	$23,178

Property and equipment included capital leases totaling $1.1 million at March 31, 2008 and December 31, 2007, respectively. All of the capital leases are included in computer hardware and software classification above. Accumulated amortization relating to property and equipment under capital leases totaled $1.1 million and $1.0 million, at March 31, 2008 and December 31, 2007, respectively. Depreciation and amortization expense, including amortization of assets under capital leases but excluding amortization of intangible assets, was $2.3 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively.
6. Other Assets
     Other assets consist of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Deferred tax asset net of valuation allowance	$2,003	$1,773
Other	370	374

	$2.373	$2,147

7. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Accrued compensation	$9,318	$8,706
Accounts payable	2,299	2,170
Accrued professional fees	1,550	1,650
Accrued liability — Taleo Contingent customer payments	355	—
Accrued income taxes	877	468
Accrued liabilities and other	7,443	7,629

Total	$21,842	$20,623

8. Common Stock
Reserved Shares of Common Stock
     The Company has reserved the following number of shares of Class A common stock as of March 31, 2008 for the exchange of exchangeable shares, awarding of restricted stock awards, release of performance share awards, exercise of stock options and purchases under the employee stock purchase plan:

Exchange of exchangeable shares and redemption of Class B common stock	462,118
Class A Common Stock Plans (excluding the White Amber Stock Option Plan)	4,268,924
White Amber Stock Option Plan	23,045
Employee Stock Purchase Plan	291,495

Total	5,045,582

9. Income Taxes
For the three months ended March 31, 2008, the Company recorded income tax expense of $87,000. This expense was principally due to U.S. Federal and state income taxes and tax generated by the Company’s international subsidiaries. During the three months ended March 31, 2008, the Company reduced its current tax liability by $0.6 million through the utilization of acquired net operating loss carryforwards resulting from previous acquisitions. The Federal and state tax provision for the first quarter of 2008, however, does not reflect a benefit for the utilization of these net operating losses, as they were used to reduce goodwill originally recorded in the acquisition. The Company’s tax expense for the three months ended March 31, 2008 is net of a $262,000 income tax benefit associated with the reversal of the Company’s valuation allowance on its deferred tax assets related to the U.S. minimum tax credit.
     In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At March 31, 2008, accrued interest related to uncertain tax positions was less than $0.1 million. As the Company has net operating loss carryforwards for federal and state purposes, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years. With few exceptions, the Company is no longer subject to foreign income tax examinations by tax authorities for years before 2002.
     As of December 31, 2007, the Company had recorded uncertain tax benefits of approximately $4.0 million, which amount reflects an increase of $1.1 million from the amount previously disclosed in the notes to the Company’s 2007 financial statements due to an error in the previous disclosure. There was no material change to the unrecognized uncertain tax benefits balance in the quarter ended March 31, 2008.
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
     There could be a significant impact to the Company’s uncertain tax positions over the next twelve months depending on the outcome of the on-going CRA audit. In the event the CRA audit results in adjustments that exceed both our income tax reserves and available deferred tax assets, the Company’s Canadian subsidiary may become a tax paying entity in 2008 or in a prior year including potential penalties and interest. Any such penalties cannot be reasonably estimated at this time.
     The Company is seeking U.S. tax treaty relief through the appropriate Competent Authority tribunals for the settlements entered into with CRA and will seek treaty relief for all subsequent final settlements. Although the Company believes it has reasonable basis for its tax positions, it is possible an adverse outcome could have a material effect upon its financial condition, operating results or cash flows in a particular quarter or annual period.

     10. Commitments and Contingencies
     Operating Leases — The Company leases certain equipment, internet access services and office facilities under non-cancelable operating leases or long-term agreements. Rental expense under these agreements for the three months ended March 31, 2008 and 2007 was approximately $1.3 million and $1.8 million, respectively.
     The minimum non-cancelable scheduled payments under these agreements at March 31, 2008 are as follows:

	Operating Leases
			Third
			Party	Total
	Equipment	Facility	Hosting	Operating	Software	Capital
	Leases	Leases	Facilities	Leases	Contracts	Leases	Total
	(In thousands)				(In thousands)	(In thousands)	(In thousands)
Remainder of 2008	$757	$1,868	$843	$3,468	$2,864	$23	$6,355
2009	112	1,180	395	1,687	1,412	12	3,111
2010	36	939	88	1,063	—	5	1,068
2011	14	959	—	973	—	—	973
2012	—	980	—	980	—	—	980
2013	—	451	—	451	—	—	451

Total	$919	$6,377	$1,326	$8,622	$4,276	$40	$12,938

Less amounts representing interest						(1)

Present value of minimum lease payments						39
Less current portion						(25)

Noncurrent portion						$14

     Litigation — Kenexa Brassring, Inc., filed suit against the Company in the United States District Court for the District of Delaware for patent infringement on August 27, 2007. Kenexa asserts that the Company has infringed patent numbers 5999939 and 6996561, and seeks monetary damages and an injunction enjoining the Company from further infringement. Management has reviewed this matter and believes that its software products do not infringe any valid and enforceable claim of these patents. The Company has filed an answer to the complaint filed by Kenexa Brassring, Inc. The Company has engaged in settlement discussions with Kenexa Brassrig, Inc. but as of yet no settlement agreement has been reached.
     In addition to the matter described above, the Company is subject to various claims and legal proceedings that arise in the ordinary course of its business from time to time, including claims and legal proceedings that have been asserted against the Company by former employees and advisors. The Company has accrued for estimated losses in the accompanying unaudited condensed consolidated financial statements for matters where the Company believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. The adverse resolution of any one or more of those matters or the matter described above, over and above the amount, if any, that has been estimated and accrued in its unaudited condensed consolidated financial statements could have a material adverse effect on the Company’s business, financial condition, results of operations and/or cash flows.
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
     Income Taxes — The Company and its subsidiaries’ income tax returns are periodically examined by various tax authorities. In connection with such examinations, tax authorities raise issues and propose tax adjustments and the Company reviews and contests certain of the proposed tax adjustments. While the timing and ultimate resolution of these matters is uncertain, the Company anticipates that certain of these matters could be resolved during 2008.

11. Net Income Per Share
     For the period ended March 31, 2008 and 2007, the Company had net income of $1.6 million and $0.9 million, respectively. Diluted net income per share is calculated based on outstanding Class A common stock and exchangeable shares. Exchangeable shares are represented by Class B common stock. Each exchangeable share can be converted to one Class A common stock; therefore, exchangeable shares are included in the calculation of fully diluted earnings per share during periods in which the Company had net income.
     Antidilutive securities, which consist of exchangeable shares and stock options that are not included in the diluted net income per share calculation, aggregated on a weighted average share basis to 3,530,433 and 3,209,502 for the three months ended March 31, 2008 and March 31, 2007.
     A summary of the loss or earnings applicable to each class of common shares is as follows:

	Three months ended March 31,
	2008		2007
	Class A	Class B	Class A	Class B
	Common	Common(1)	Common	Common(1)
	(In thousands, except per share data)
Allocation of net income	$1,601	—	$908	—

Weighted-average shares outstanding — basic	25,369	562	22,804	1,680

Weighted-average shares outstanding — diluted	28,899	656	26,014	1,874

Net income per share — basic	$0.06	—	$0.04	—

Net income per share — diluted	$0.06	—	$0.03	—

(1)	Class B common stock is non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share.
12. Segment and Geographic Information
     The Company follows the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which establishes standards for reporting information about operating segments requires selected information about operating segments in interim financial reports issued to stockholders. The Company is organized geographically and by line of business. The Company has two operating segments: application and consulting services. The application segment is engaged in the development, marketing, hosting and support of the Company’s software applications. The consulting services segment offers implementation, business process reengineering, change management, and education and training services. The Company does not allocate or evaluate assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segment.
     The following table presents a summary of operating segments:

	Application	Consulting	Total
	(In thousands)
Three Months Ended March 31, 2008:
Revenue	$30,201	$7,038	$37,239
Contribution margin(1)	16,878	1,314	18,192
2007:
Revenue	$23,655	$5,062	$28,717
Contribution margin(1)	13,152	1,273	14,425

(1)	The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.
     Profit Reconciliation:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Contribution margin for reportable segments	$18,192	$14,425
Sales and marketing	(10,670)	(8,517)
General and administrative	(6,567)	(5,394)
Interest and other income, net	733	654

Income before provision for income taxes	$1,688	$1,168

     Geographic Information:
     Revenue attributed to a country or region includes sales to multinational organizations and is based on the country of location of the legal entity that is the contracting party for the Company. The Company’s U.S. entity is the contracting party for all sales agreements in the United States and the Company’s Canadian entity is the contracting party for all Taleo Enterprise Edition sales agreements in Canada. Prior to January 1, 2005, certain of the Company’s subsidiaries outside of North America were the contracting parties for sales transactions within their regions. After January 1, 2005, the Company’s U.S. entity has been the contracting party for all new sales agreements and renewals of existing sales agreements entered into with customers outside of North America. Revenues as a percentage of total revenues are as follows:

	Three months Ended
	March 31,
	2008	2007
United States	94%	92%
Canada	6%	5%
All other	0%	3%

	100%	100%

     During the three months ended March 31, 2008 and 2007, there were no customers that individually represented greater than 10% of the Company’s total revenue. Also as of these dates, no customer represented greater than 10% of the Company’s accounts receivable.
13. Comprehensive Income
     Comprehensive income includes foreign currency translation gains and losses.

	Three Months Ended
	March 31,
	2008	2007
Net income	$1,601	$908
Net foreign currency translation gain / (loss)	(315)	111

Comprehensive income	$1,286	$1,019

14. Severance and Exit Costs
     During July 2006, the Company moved its corporate offices from San Francisco, California to Dublin, California. As a result of this relocation, the Company has recorded a provision for the exit from the San Francisco facility in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” As a part of this provision, the Company has taken into account that on October 19, 2006 it entered into an agreement to sublease its San Francisco facility, consisting of approximately 12,000 square feet. As of March 31, 2008, pursuant to the lease for the Company’s San Francisco facility, cash payments totaling $0.5 million remain to be made through July 2009 and the associated remaining unpaid lease costs, net of sublease rental income $0.4 million, as of March 31, 2008 is approximately $0.1 million. The total estimated cost associated with the exit from the San Francisco facility is $0.4 million.

Summary

	Lease	Sublease rental
	payments	income	Net liability
		(In thousands)
Liability for the Remaining Net Lease Payments for the San Francisco Facility
Liability at January 1, 2008	$609	$(443)	$166
Cash receipts / (payments)	(94)	67	(27)

Liability at March 31, 2008	515	(376)	139

Transition of Time and Expense Services Processing
     As a result of the Company’s decision to discontinue the time and expense processing services related to its Taleo Contingent solution, there were approximately 38 full time positions that may be terminated as part of this transition, which is targeted to be completed in 2008. As of March 31, 2008, 22 positions were terminated and 7 were reassigned to other departments. If an employee is terminated and remains employed through the transition date, the terminated employee would be entitled to an exit package. The total estimated liability for exit packages is expected to be $0.7 million, of which $0.4 million has been paid through March 31, 2008. Total expense for the first quarter of 2008 and 2007 was $0.1 million for each period and was recorded as an operating expense.
15. Employee Benefit Plans
     The Company maintains a 401(k) profit-sharing plan (the “401(k) Plan”) covering substantially all U.S. employees. Pursuant to the 401(k) Plan, the Company may elect to match employee contributions to the 401(k) Plan, not to exceed 6% of an employee’s compensation. Effective January 1, 2008, the Company has instituted a 401(k) matching program with the following specifics: (i) for employee contributions to the 401(k) Plan of up to 4% of the each employee’s base salary, the Company will match such employee contributions at a rate of $0.50 for every $1.00 contributed by the employee; and (ii) the Company 401(k) matching program has a three year vesting period. The Company recorded $0.1 million in additional employee related costs during the three months ended March 31, 2008 as a result of the adoption of this program.
16. Subsequent Events
     On May 5, 2008, Taleo Corporation (“Taleo”) entered into an agreement to purchase Vurv Technology, Inc. (“Vurv”), a private company with headquarters in Florida. Vurv is a provider of on demand talent management software.
     Pursuant to the agreement, Taleo will pay consideration consisting of 4.1 million shares of Taleo’s Class A common stock and approximately $36.5 million in cash, subject to adjustment, in exchange for all of the outstanding capital stock of Vurv and the assumption of vested options to acquire shares of Vurv common stock. Twelve and one-half percent (12.5%) of the consideration will be placed into escrow for one year following the closing to be held as security for losses incurred by Taleo in the event of certain breaches of the representations and warranties contained in the Reorganization Agreement or certain other events. The escrowed consideration will consist solely of shares of Taleo Class A common stock. In addition, Taleo will assume unvested options to acquire shares of Vurv common stock. All options to acquire shares of Vurv common stock will be converted into options to acquire shares of Taleo’s Class A common stock. The acquisition has been approved by both companies’ boards of directors and is subject to the approval of Vurv’s stockholders, regulatory approvals and customary closing conditions. The Reorganization Agreement contains certain termination rights for both Taleo and Vurv. There can be no assurance that the acquisition will be completed.

The acquisition has been approved by both companies’ boards of directors and is subject to the approval of Vurv’s stockholders, regulatory approvals and customary closing conditions. The Reorganization Agreement contains certain termination rights for both Taleo and Vurv.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, cost of revenue, tax and accounting estimates, cash, cash equivalents and cash provided by operating activities, the discontinuation of our time and expense processing services related to our Taleo Contingent solution, the opening of additional data centers, the demand and expansion opportunities for our products, our customer base and our competitive position. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” or included elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2007. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
     The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
Overview
     We deliver on-demand talent management solutions that enable organizations to assess, acquire, develop, and align their workforces for improved business performance. We were incorporated under the laws of Delaware in May 1999.
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
     We focus our evaluation of our operating results and financial condition on certain key metrics, as well as certain non-financial aspects of our business. Included in our evaluation of our financial condition are our revenue composition and growth, net income, and our overall liquidity that is primarily comprised of our cash and accounts receivable balances. Non-financial data is also evaluated, including purchasing trends for software applications across industries and geographies, input from current and prospective customers relating to product functionality and general economic data. For example, in the first quarter of 2008 we observed a lengthening in the completion of procurement cycles with our customers and potential customers which we believe may be related to the general economic outlook of our customers, and, as we look ahead, these same factors may result in longer and less predicable sales cycles for our solutions. We use the financial and non-financial data described above to assess our historic performance, and also to plan our future strategy. We continue to believe that our strategy and our ability to execute may enable us to improve our relative competitive position in a difficult economic environment and may provide long-term growth opportunities given the cost saving benefits of our solutions and the business requirements our solutions address.

Sources of Revenue
     We derive our revenue from two sources: application revenue and consulting revenue.
Application Revenue
     Application revenue is generally comprised of subscription fees from customers accessing our applications, which includes the use of the application, application and data hosting and maintenance of the application. The majority of our application subscription revenue is recognized monthly over the life of the application agreement, based on a stated, fixed-dollar amount. Revenue associated with our Taleo Contingent solution is recognized based on a fixed contract percentage of the dollar amount invoiced for contingent labor through use of the application. Effective March 2007, we ceased entering into agreements to provide time and expense processing as a component of our Taleo Contingent solution and, accordingly, our revenue model based on a percentage of spend from such processing services will end. We are servicing our current customers to which we provide such time and expense processing services through the expiration of their current agreements with us. We expect revenue from time and expense processing for these customers to continue to decline and ultimately end in 2008. The term of our application agreements for Taleo Enterprise Edition signed with new customers in the first quarter of 2008 and 2007 was typically three or more years. The term of application agreements for Taleo Business Edition is typically one year. Our customer renewals on a dollar basis have historically been greater than 95%.
     Application agreements entered into during the first three months of 2008 and 2007 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause, if we fail to perform our material obligations.
Consulting Revenue
     Consulting revenue consists primarily of fees associated with application configuration, integration, business process re-engineering, change management, and education and training services. Our consulting engagements are typically billed on a time and materials basis, although we may sell consulting services under milestone or fixed fee contracts, and in such cases, recognize consulting revenues on a lower of the milestone or percentage-of-completion basis. From time to time, certain of our consulting projects are subcontracted to third parties. Our customers may also elect to use unrelated third parties for the types of consulting services that we offer. Our typical consulting contract provides for payment within 30 to 60 days of invoice.
     Cost of Revenue and Operating Expenses
Cost of Revenue
     Cost of application revenue primarily consists of expenses related to hosting our application and providing support, including employee related costs and depreciation expense associated with computer equipment. We allocate overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on employee count. As such, overhead expenses are reflected in each cost of revenue and operating expense category. We currently deliver our solutions from two primary data centers that host the applications for all of our customers, though we plan to open one or more additional data centers during the remainder of 2008.
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

Research and Development
     Research and development expenses consist primarily of salaries and related expenses and allocated overhead, and third-party consulting fees. Our expenses are net of the tax credits we receive from the Government of Quebec. We focus our research and development efforts on increasing the functionality and enhancing the ease of use and quality of our applications, as well as developing new products and enhancing our infrastructure.
General and Administrative
     General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resource, legal, operations and management information systems personnel, professional fees, board compensation and expenses, expenses related to potential mergers and acquisitions, other corporate expenses, and allocated overhead.
Employee Benefits
     Effective January 1, 2008, we instituted a 401(k) matching program with the following specifics: (i) for employee contributions to our 401(k) plan of up to 4% of the each employee’s base salary, we will match such employee contributions at a rate of $0.50 for every $1.00 contributed by the employee; and (ii) our 401(k) matching program has a three year vesting period with one third of the employer contribution match vesting each year over the three year period. We recorded $0.1 million in additional employee related costs during the three months ended March 31, 2008 as a result of the adoption of this program.
Critical Accounting Policies and Estimates
     Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
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
Application Revenue
     The majority of our application revenue is recognized monthly over the life of the application agreement, based on stated, fixed-dollar amount contracts with our customers and consists of:
•	fees paid for subscription services;

•	amortization of any related set-up fees;

•	amortization of fees paid for hosting services and software maintenance services under certain software license arrangements; and

•	amortization of related consulting fees in certain multiple element subscription arrangements where fair value does not exist for an undelivered element.
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
Research and Development
     We account for software development costs under the provisions of Statement of Financial Accounting Standards, or SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Accordingly, we capitalize certain software development costs after technological feasibility of the product has been established. Such costs have been immaterial to date, and accordingly, no costs were capitalized during the three months ended March 31, 2008 and 2007.
Stock Based Compensation
     We adopted SFAS 123(R) “Share-Based Payment” effective January 1, 2006. Under the provisions of SFAS 123(R), we recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. We have elected the modified prospective transition method for adopting SFAS 123(R), under which the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in our financial statements in the periods after the date of adoption using the same value determined under the original provisions of SFAS 123, “ Accounting for Stock-Based Compensation,” as disclosed in previous filings. We recognize compensation expense for the stock option awards granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period. Estimates are used in determining the fair value of such awards. Changes in these estimates could result in changes to our compensation charges.
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
Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards and stock based compensation deductions. We assess the likelihood that deferred tax assets will be recovered from future taxable income and a valuation allowance is recognized if it is more likely than not that some or all of the deferred tax assets will not be recognized. In the quarter ended March 31, 2008, we reduced approximately $262,000 of our U.S. valuation allowance on the deferred tax asset relating to the federal minimum tax credits, since it was determined to be more likely than not that these assets would be realized. We continue to maintain a full valuation allowance on our remaining U.S. deferred tax assets. A portion of the remaining valuation allowance pertains to deferred tax assets established in connection with prior acquisitions, and to the extent that this portion of the valuation allowance is reversed in the future, goodwill will be adjusted. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.
     Compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenue and expenses between each of our legal entities that are located in several countries. Our determinations include many decisions based on our knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third-parties. The calculations of our tax liabilities involve dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves based on the recognition and measurement criteria governed under the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48. Based on our evaluation of current tax positions, we believe we have appropriately accounted for these uncertainties.
Results of Operations
     The following tables set forth certain unaudited condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Three Months Ended March 31,
	2008	2007
Condensed Consolidated Statement of Operations Data:
Revenue:
Application	81%	82%
Consulting	19	18

Total revenue	100	100
Cost of revenue (as a percent of related revenue):
Application	21	22
Consulting	81	75

	Three Months Ended March 31,
	2008	2007
Total cost of revenue	32	31

Gross profit	68	69
Operating expenses:
Sales and marketing	29	30
Research and development	19	19
General and administrative	18	19

Total operating expenses	66	68

Operating income		2
Other income (expense):
Interest income	2	2
Interest expense	—	—

Total other income, net	2	2

Income before provision for income taxes	5	4
Provision for income taxes	1	1

Net income	4%	3%

Comparison of the Three Months Ended March 31, 2008 and 2007
Revenue

	Three months ended March 31,
	2008	2007	$ change	% change
	(In thousands)
Application revenue	$30,201	$23,655	$6,546	28%
Consulting revenue	7,038	5,062	1,976	39%

Total revenue	$37,239	$28,717	$8,522	30%

     The increase in application revenue was attributable to sales of our applications, including sales to new customers and additional sales to our current customers. The increase in consulting revenue was attributable to higher demand for services from new and existing customers. The prices of our solutions and services were relatively consistent on a period-to-period comparative basis. Application revenue as a percentage of total revenue was 81% for the three months ended March 31, 2008 which is consistent with same period in the prior year.
Prior to January 1, 2005, certain of our subsidiaries outside of North America were the contracting parties for sales transactions within their regions. After January 1, 2005, our U.S. company has been the contracting party for all new sales agreements and renewals of existing sales agreements entered into with customers outside of North America. As our customers renew their agreements with us over time, the percentage of total revenue identified to our subsidiaries outside of North America should decline. Accordingly, the geographic mix of total revenue, based on the country of location of the Taleo contracting entity, for the three months ended March 31, 2008 was 94%, 6% and 0% in the United States, Canada and the rest of the world, respectively, as compared to 92%, 5% and 3%, respectively, for the three months ended March 31, 2007. We also track the geographic mix of our revenue on the basis of the location of the contracting entity for our customers. The geographic mix of total revenue, based on the country of location of the customer contracting entity, for the three months ended March 31, 2008 was 89% from North America and 11% from the rest of the world, as compared to 91% from North America and 9% from the rest of the world for the three months ended March 31, 2007.
Cost of Revenue

	Three months ended March 31,
	2008	2007	$ change	% change
	(In thousands)
Cost of revenue — application	$6,290	$5,100	$1,190	23%
Cost of revenue — consulting	5,724	3,789	1,935	51%

Cost of revenue — total	$12,014	$8,889	$3,125	35%

     Cost of application revenue increased primarily as a result of a $0.8 million increase in hosting facilities cost, a $0.3 million increase in employee related cost (including $0.1 million in stock based compensation expense) and a $0.1 million increase in overhead allocation costs. Hosting facilities cost increased primarily due to additional software third-party fees and amortization expenses resulting from enhancements to our hosting infrastructure. Employee related cost increased as a result of higher salaries for replacement headcount. Overhead allocation costs increased primarily from an increase in employee benefits. We believe our cost of application revenue will remain consistent in the near term. We expect the cost of application revenue in dollar terms will increase in the latter part 2008 as revenue increases but we expect cost of application revenue to remain consistent as a percentage of application revenue.
     Cost of consulting revenue increased primarily as a result of a $1.1 million increase in employee-related costs (including $0.1 million in stock based compensation expense), a $0.3 million increase in travel expenses, a $0.3 million increase in professional services, and a $0.2 million increase in overhead allocation costs. The increase in employee related cost, travel expenses and overhead allocation costs resulted from an increase in headcount by 25 persons in the first quarter of 2008 compared to the same period in prior year. Headcount increased to meet customer demand for our consulting services. Additionally, professional services expenses increased as a result of subcontracting portions of governmental consulting to third parties. We expect the cost of consulting revenue to increase in dollar terms over the remainder of the year as consulting revenue increases, and to decrease as a percentage of consulting revenue, as we expect the utilization rates for our consultants, which is the percentage of time out of a 2,080 hour work year that each consultant is billable, to improve in the latter part of the year.
Gross Profit and Gross Profit Percentage

	Three months ended March 31,
	2008	2007	$ change	% change
	(In thousands)
Gross profit
Gross profit — application	$23,911	$18,555	$5,356	29%
Gross profit — consulting	1,314	1,273	41	3%

Gross profit — total	$25,225	$19,828	$5,397	27%

	Three months ended March 31,
	2008	2007	Change
Gross profit percentage
Gross profit percentage — application	79%	78%	1%
Gross profit percentage — consulting	19%	25%	(6)%
Gross profit percentage — total	68%	69%	(1)%
     Gross profit on application of $23.9 million represents an increase of $5.4 million or 29% over the same quarter in the prior year. Application revenue grew by 28% over the same period. The higher gross profit percentage on application revenue was driven by increased efficiencies in the use of our production infrastructure. We expect the gross profit percentage on application to be consistent as we build out additional capacity in our production data centers in advance of anticipated growth.
     Gross profit on consulting was relatively flat when compared to the same period in 2007, however gross profit percentage on consulting decreased by 6%. Gross profit percentage on consulting was negatively impacted by the deferral of revenue related to certain milestone engagements where revenue is deferred to future periods but expenses are reflected in the current period. Conversely, gross profit percentage on consulting was positively impacted by the recognition of revenue deferred from prior periods for which expenses were recorded in the prior period. The net impact of these factors was a decrease in gross profit percentage on consulting. In addition, in the first quarter of 2008 gross profit percentage on consulting was negatively impacted by our annual services kick-off meeting, which took billable resources out of the field for one week and increased non-billable travel expense.
     We expect the total gross profit percentage to increase over the remainder of the year.
Operating expenses

	Three months ended March 31,
	2008	2007	$ change	% change
	(In thousands)
Sales and marketing	$10,670	$8,517	$2,153	25%
Research and development	7,033	5,403	1,630	30%
General and administrative	6,567	5,394	1,173	22%
     Sales and marketing expenses for the first quarter of 2008 increased by 25% over the same quarter in the prior year as a result of a $1.3 million increase in employee related cost (including $0.3 million in stock based compensation expense), a $0.2 million increase in marketing expenses, a $0.2 million increase in travel expenses, a $0.2 million increase in professional services and other expenses, a $0.1 million increase in depreciation and amortization and a $0.2 million increase in overhead allocation costs. To support our business growth, our headcount increased by 25 persons compared to the same quarter in the prior year resulting in additional employee related cost and travel expenses. Our increase in marketing expenses resulted primarily from promotional cost related to our small business application. Additionally, depreciation and amortization increased due to the acquisition of JobFlash and Wetfeet and our overhead allocation costs increased due in part to an increase in employee benefits. We expect sales and marketing expense over the near term will increase in dollar terms as we continue to grow our business; however we expect it to remain consistent as a percentage of revenue.
     Research and development expenses for the first quarter of 2008 increased by 30% over the same quarter in the prior year as a result of a $0.6 million increase in employee related cost (including $0.1 million in stock based compensation expense), a $0.6 million increase in product development and maintenance cost, a $0.1 million increase in depreciation and amortization expenses, a $0.1 million increase in travel expenses and a $0.2 million increase in overhead allocation costs. Product development cost increased primarily due to an increase in professional services outside the U.S. while amortization and depreciation expense increased due to our JobFlash acquisition. Employee related cost increased primarily due to 29 additional persons in the first quarter of 2008 compared to the same period in the prior year and an increase in employee benefits. We expect our research and development expenses will increase in terms of dollars and slightly increase as a percentage of revenue in the near term due increased utilization of research and development resources outside the U.S.
     General and administrative expenses for the first quarter of 2008 grew by 22% over the same quarter in the prior year as a result of a $1.2 million increase in employee related cost (including $0.6 million in stock based compensation expense), a $0.8 million increase in legal cost, a $0.2 million increase in telecommunications expenses, a $0.1 million increase in travel expenses, partially offset by a $0.7 million increase in the allocation of general and administrative costs to cost of revenue, sales and marketing and research and development expense line items, a $0.3 million increase in foreign exchange gains, and a $0.1 million decrease in building expenses. Employee related cost increased primarily due to 17 additional persons in the first quarter of 2008 compared to same period in the prior year and equity compensation granted to named executive officers. Legal cost increased as a result of a litigation settlement accrual recorded during the period. Overhead costs increased primarily due to increased benefit cost. We expect general and administrative expenses to increase in terms of dollars and decrease modestly as a percentage of revenue over the near term due to cost containment.
Contribution Margin

	Three months ended March 31,
	2008	2007	$ change	% change
	(In thousands)
Contribution Margin
Contribution margin — application	$16,878	$13,152	$3,726	28%
Contribution margin — consulting	1,314	1,273	41	3%

Contribution margin — total	$18,192	$14,425	$3,767	26%

     Application contribution margin increased quarter over quarter as a result of an application revenue increase of 28% while cost of application revenue only increased by 23%. Additionally, the application revenue increase adequately covered the 30% increase in research and development expenses. We attribute the increase in application contribution margin to the increase in revenue being sufficient to cover increases in hosting expenses. Further, as mentioned in our explanation of gross profit on consulting, we attribute the increase in consulting contribution margin to timing of revenue recognition.
Other income (expense)

	Three months ended March 31,
	2008	2007	$ change	% change
	(In thousands)
Interest income	$778	$673	$105	16%
Interest expense	(45)	(19)	(26)	137%

Total other income, net	$733	$654	$79	12%

     Interest income and interest expense
     Interest income — The increase in interest income is primarily attributable to higher average daily cash balances during the first quarter of 2008 compared to the same quarter in the prior year even though the average interest rate decreased compared to the prior year.
     Interest expense — The increase in interest expense is attributable to higher debt balances related to capitalized software contracts during the first quarter of 2008 compared to the same quarter in the prior year.

Provision for Income Taxes

	Three months ended March 31,
	2008	2007	$ change	% change
	(In thousands)
Provision for income taxes	$87	$260	(173)	(67)%
     The decrease in income tax expense is due principally to a $262,000 reversal of our U.S. valuation allowance on the deferred tax assets relating to federal minimum tax credits. At March 31, 2008, a valuation allowance remained only against our U.S. deferred tax assets, excluding federal minimum tax credits, since it was determined to be more likely than not these assets would not be realized. If, based on the operating results of 2008 and a review of the realizability of our deferred tax assets, we were to conclude that some or all of our deferred tax asset valuation allowance was not required, this would likely have a material impact on our financial results in the form of reduced tax expense. However, there can be no assurance that we will achieve cumulative profitability during 2008 or that any reduction of our valuation allowance will actually occur.
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
Liquidity and Capital Resources
     At March 31, 2008, our principal source of liquidity was a net working capital balance of $75.6 million, including cash and cash equivalents totaling $91.7 million. Included in the $91.7 million is $0.4 million of funds designated for payment to Taleo Contingent customers.

	Three months ended March 31,
	2008	2007	$ change	% change
	(In thousands)
Cash provided by operating activities	$7,027	$13,902	$(6,875)	(49)%
Cash used in investing activities	(1,902)	(1,311)	591	(45)%
Cash provided by financing activities	400	2,400	(2,000)	(83)%
     Net cash provided by operating activities was $7.0 million for the three months ended March 31, 2008 compared to net cash provided by operating activities of $13.9 million for the three months ended March 31, 2007. Consistent with prior periods, cash provided by operating activities has historically been affected by revenues, changes in working capital accounts, particularly increases in accounts receivable, deferred revenue, customer deposits and add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Specifically, stock-based compensation expense for the three months ended March 31, 2008 was $2.5 million versus $1.4 million during the three months ended March 31, 2007. This is a result of more stock options having been granted as well as an increase in average stock price over the last three quarters of 2007. Leading to an increase in expense, depreciation and amortization expense increased $1.1 million in the first quarter of 2008 compared to the same period last year primarily due to the acquisition of software for use in our production environment in 2007. These increases were offset by decreases resulting from the timing of certain cash payments. We received a $2.3 million payment from the Canadian government related to research development credits during the first quarter of 2007 compared to no payments in the first quarter of 2008. Additionally, during the three months ended March 31, 2008, cash provided by operating activities decreased significantly over the same period in the prior year primarily due to a reduction in Taleo Contingent customer funds included in cash from $9.6 million as of March 31, 2007 to $0.4 million as of March 31, 2008.
     Net cash used in investing activities was $1.9 million for the three months ended March 31, 2008 compared to net cash used in investing activities of $1.3 million for the three months ended March 31, 2007. This increase between periods was primarily the result of $1.2 million in computers and software purchases during the first three months of 2008 compared to $0.8 million in property and equipment purchases during the same period in 2007. Additionally, during the first quarter of 2007, we acquired JobFlash for $3.1 million and restrictions on $2.5 million in cash were eliminated. Similar activity did not occur in 2008.
     Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2008, compared to net cash provided by financing activities of $2.4 million for the three months ended March 31, 2007. This decrease was primarily due to a $2.1 million decline in proceeds received from stock option and warrant exercises during the first quarter of 2008 versus the first the quarter of 2007. The decrease in stock exercise coincides with a decline in the average stock price during the three months ended March 31, 2008.
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
Contractual Obligations
     Our principal commitments consist of obligations under leases for office space, operating leases for computer equipment and for third-party facilities that host our applications. Our commitments to settle contractual obligations in cash under operating leases and other purchase obligations is detailed in Note 10 Commitments and Contingencies of our Unaudited Condensed Consolidated Financial Statements.

		Less Than			More Than
	Total	1 Year	1—2 Years	3—5 Years	5 Years
	(In thousands)
Capital lease obligations	$39	$25	$14	$—	$—
Interest payments	1	1	—	—	—
Facility leases	6,377	2,223	2,000	2,154	—
Operating equipment leases	919	832	81	6	—
Third party hosting facilities	1,326	974	352	—	—
Software contracts	4,276	3,819	457	—	—

Total contractual cash obligations	$12,938	$7,874	$2,904	$2,160	$—

     Legal expenditures could also affect our liquidity. We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. See Note 10 Commitments and Contingencies of our Unaudited Condensed Consolidated Financial Statements. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results and cash flows.
     Income Taxes
     Our parent company and its subsidiaries’ income tax returns are periodically examined by various tax authorities. In connection with such examinations, tax authorities raise issues and propose tax adjustments and we review and contest certain of the proposed tax adjustments. While the timing and ultimate resolution of these matters is uncertain, we anticipate that certain of these matters could be resolved during 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Exchange Risk
     Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. In the three months ended March 31, 2008, 6% and 8% of our revenue was denominated in Canadian dollars and currencies other than the U.S. or Canadian dollar, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our research and development operations that are maintained in Canada, with a small portion of expenses incurred outside of North America where our other international sales offices are located. We maintained $7,000 of debt denominated in Canadian dollars as of

March 31, 2008. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, British pound sterling, Euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the three months ended March 31, 2008, the Canadian dollar increased in value by 19% over the U.S. dollar on an average basis compared to the same period in the prior year. This change in value had a minimal impact on our earnings for the first quarter of 2008. If the U.S. dollar continues to weaken compared to the Canadian dollar, our operating results may be negatively impacted. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
     Interest Rate Sensitivity
     We had cash and cash equivalents of $91.7 million at March 31, 2008. This compared to $86.1 million at December 31, 2007. These amounts were held primarily in cash or money market funds. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various of our debt obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Kenexa Brassring, Inc., filed suit against us in the United States District Court for the District of Delaware for patent infringement on August 27, 2007. Kenexa asserts that we have infringed patent numbers 5999939 and 6996561, and seeks monetary damages and an injunction enjoining us from further infringement. We have reviewed this matter and believe that our software products do not infringe any valid and enforceable claim of these patents. We have filed an answer to the complaint filed by Kenexa Brassring, Inc. We have also engaged in settlement discussions with Kenexa Brassring. Inc., but no settlement has been reached.
     In addition to pending litigation we have received the following notices of potential claims. In February 2005, the holder of patent number 6701313B1 orally asserted that he believes our software products infringe upon this patent. We reviewed this matter and believe that our software products do not infringe any valid and enforceable claim of this patent. Also, in September 2006, the holder of patent numbers 5537590 and 5701400 wrote us to inform us of its contention that our product offerings may infringe these patents. To date, we are not aware of any legal claim that has been filed against us regarding these matters, but we can give no assurance that claims will not be filed.
     In addition to the matters described above, we are subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against us by former employees and advisors. We have accrued for estimated losses in the accompanying unaudited condensed consolidated financial statements for matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. The adverse resolution of any one or more of those matters or the matter described above, over and above the amount, if any, that has been estimated and accrued in our unaudited condensed consolidated financial statements could have a material adverse effect on the our business, financial condition, results of operations and/or cash flows.
ITEM 1A. RISK FACTORS
     Because of the following factors, as well as other variables affecting our operating results and financial condition, past performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
We have a history of losses, and we cannot be certain that we will sustain profitability.
     Prior to the year ended December 31, 2007, we incurred annual losses since our inception. As of March 31, 2008 we had incurred aggregate net losses of $36.0 million, which is our accumulated deficit of $49.8 million less $13.8 million of dividends and issuance costs on preferred stock. We may incur losses in the future as a result of expenses associated with the continued development and expansion of our business and requirements of being a public company. As we implement initiatives to grow our business, which include, among other things, acquisitions, international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from completing these initiatives and sustaining profitability. As a result, our business could be harmed and our stock price could decline. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis.
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
     In addition, we recently announced our signature of a definitive agreement to acquire Vurv Technology, Inc. (“Vurv”), subject to regulatory approval and satisfaction of customary closing conditions. Vurv has historically offered perpetual licenses and customer on-premise hosting for certain of its products. If we are unable to convert such Vurv customers to our Taleo hosted, subscription model, our future revenues may be adversely impacted.
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
     Our operating results may vary based on the impact of changes in economic conditions globally and within the industries in which our customers operate. The revenue growth and profitability of our business depends on the overall demand for enterprise application software and services. Most of our revenue is currently derived from large organizations whose businesses may fluctuate with global economic and business conditions. Historically, economic downturns have resulted in overall reductions in corporate information technology spending by large organizations. Accordingly, the current downturn in global economic conditions may weaken demand for our software and services. In addition, an economic decline impacting a particular industry may negatively impact demand for our software and services in the affected industry. Many of the industries we serve, especially financial services and technology, have recently suffered a downturn in economic and business conditions and may continue to do so. A softening of demand for enterprise application software and services, and in particular enterprise talent management solutions, caused by a weakening global economy or economic downturn in a particular sector would adversely effect our business and likely cause a decline in our revenue.
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

In connection with the December 31, 2005 year-end audit we identified deficiencies in our internal control over financial reporting that led us to restate our unaudited condensed consolidated financial statements and we cannot be certain restatements will not occur again.
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
     During 2006 we completed a review and redesign of our internal controls over financial reporting related to our closing procedures and processes, our calculations of our reported numbers, including depreciation expense and fixed assets, and the need to strengthen our technical accounting expertise. Despite these efforts, we identified a material weakness in connection with the evaluation of the effectiveness of our internal controls as of March 31, 2007 prior to the filing of our financial results for the period ended March 31, 2007, related to the identification of a material adjustment required, which affected cash, accounts receivable and cash flow from operations. As part of our ongoing processes we will continue to focus on improvements in our controls over financial reporting and will continue to do so in 2008. We have discussed deficiencies in our financial reporting and remediation of such deficiencies with the audit committee of our board of directors and will continue to do so as required. However, we cannot be certain that we will be able to remediate all deficiencies in the future. Any current or future deficiencies could materially and adversely affect our ability to provide timely and accurate financial information. In addition, if our acquisition of Vurv is approved and closes, deficiencies may exist in their internal controls which may be difficult to identify and correct.
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
     We expect to incur additional expense to develop software products and to integrate acquired software products into existing platforms to maintain our competitive position. For example, if our acquisition of Vurv is approved and closes, it will require significant effort to maintain their products in addition to ours and to integrate the products of both companies over time. In addition, we have invested in software development locations other than the locations where we currently develop our software. Such locations include locations in Eastern Europe, Ukraine, Asia and may include other locations outside of North America. We may engage independent contractors for all or portions of this work. These efforts may not result in commercially viable solutions, may be more expensive or less productive than we anticipate, or may be difficult to manage and result in distraction to our management team. If we do not manage these remote development centers effectively or receive significant revenue from our product development investments, our business will be adversely affected. Additionally, we intend to maintain a single version of each release of our software applications that is configurable to meet the needs of our customers. Customers may require customized solutions or features and functions that we do not yet offer and do not intend to offer in future releases, which may disrupt out ability to maintain a single version of our software releases or cause our customers to choose a competing solution. Vurv has historically allowed customer specific customizations of its software and we may find it difficult to support or migrate such customizations if our acquisition of Vurv is approved and closes.
Acquisitions and investments present many risks, and we may not realize the anticipated financial and strategic goals for any such transactions, which would harm our business, operating results and overall financial condition. In addition, we have limited experience in acquiring and integrating other companies.
     We have made, and may continue to make, acquisitions or investments in companies, products, services, and technologies to expand our product offerings, customer base and business. For example, we recently announced the signing of a definitive agreement to acquire Vurv, subject to regulatory approval and customary closing conditions. If consummated, the Vurv acquisition will be our largest to date. We have limited experience in executing acquisitions. Acquisitions and investments involve a number of risks, including the following:
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
     The consideration paid in connection with an investment or acquisition also affects our financial results. If we should proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. To the extent that we issue shares of stock or other rights to purchase stock, existing stockholders may be diluted and earnings per share may decrease. Our recently announced acquisition agreement with Vurv provides for consideration of up to $36.5 million of cash consideration, 4.1 million shares of Class A common stock, and up to an additional $9.0 million could be required to repay indebtedness. In addition, acquisitions may result in the incurrence of debt, material one-time write-offs, or purchase accounting adjustments and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings. In addition, from time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as incurring expenses that may impact operating results.
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
     We have experienced significant growth in the number of users, transactions, and data that our hosting infrastructure supports. Failure to address the increasing demands on our hosting infrastructure satisfactorily may result in service outages, delays or disruptions. For example, we have experienced downtimes within our hosting infrastructure, some of which have been significant, which have prevented customers from using our solutions from time to time. We seek to maintain sufficient excess capacity in our hosting infrastructure to meet the needs of all of our customers. We also maintain excess capacity to facilitate the rapid provisioning of new customer deployments and expansion of existing customer deployments. The development of new hosting infrastructure to keep pace with expanding storage and processing requirements could be a significant cost to us that we are not able to predict accurately and for which we are not able to budget significantly in advance. Such outlays could raise our cost of goods sold and be detrimental to our financial results. At the same time, the development of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure capacity requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and the loss of customers. If our hosting infrastructure capacity fails to keep pace with sales, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth. If we do an acquisition, integrating the hosting infrastructure of the acquired entity may increase these challenges.
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
     We have computing and communications hardware operations located at third-party facilities in the United States with Internap on the east coast and with Equinix on the west coast. In addition we recently entered into an agreement for the hosting of our Taleo Business Edition Service with Opsource, Inc. We do not control the operation of these facilities and must rely on these vendors to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. In the case of Opsource, we also rely upon the third party vendor for hardware associated with our hosting infrastructure. Although we believe we would be able to enter into a similar relationship with another third party should one of these relationships fail or terminate for any reason, we believe our reliance on any third-party vendor exposes us to risks outside of our control. If these third-party vendors encounter financial difficulty such as bankruptcy or other event beyond our control that cause them to fail to secure adequately and maintain their hosting facilities or provide the required data communications capacity, our customers may experience interruptions in our service or the loss or theft of important customer data. In the future, we may elect to open computing and communications hardware operations at additional third-party facilities located in the United States, Europe or other regions. We are not experienced at operating such facilities in jurisdictions outside the United States and doing so may pose additional risk to us.
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
We must hire and retain key employees and recruit qualified personnel or our future success and business could be harmed
     Our success depends on the continued employment of our senior management and other key employees, such as our chief executive officer and our chief financial officer. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed. We do not maintain key person life insurance on any of our executive officers. Additionally, our continued success depends, in part, on our ability to attract and retain qualified technical, sales and other personnel. It may be particularly challenging to retain employees as we integrate new acquisitions, like our recently announced planned acquisition of Vurv, due to uncertainty among employees regarding their future and cultural differences.
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
     During the three months ended March 31, 2008, revenue generated outside of North America was 11% of total revenue, based on the location of the legal entity of the customer with which we contracted. We currently have international offices outside of North

America in Australia, France, the Netherlands, Singapore and the United Kingdom, which focus primarily on selling and implementing our solutions in those regions. However, we currently maintain data centers only in the United States. In 2008, we plan to continue our research and development operations in Quebec, Canada and expand our international operations, including opening product development locations and data centers outside of North America. We may also expand our international sales and services locations. These initiatives will involve a variety of risks, including:
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
     We are sometimes subject to legal proceedings and claims that arise in the ordinary course of business. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. See Note 10 — Commitments and Contingencies in our notes to unaudited condensed consolidated financial statements for further information regarding pending and threatened litigation and potential claims.         .
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
     In order to manage our business effectively, we must continually manage headcount in an efficient manner. In the past we have undergone facilities consolidations and headcount reductions in certain locations and departments, and we may do so again in connection with our planned acquisition of Vurv or for other reasons. In such events we may incur charges for employee severance. As many employees are located in jurisdictions outside of the United States, we are required to pay the severance amounts legally required in such jurisdictions, which may exceed those of the United States. Further, we believe reductions in our workforce and facility consolidation create anxiety and uncertainty, and may adversely affect employee morale. These measures could adversely affect our employees that we wish to retain and may also adversely affect our ability to hire new personnel. They may also negatively affect customers.
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
     Other Foreign Tax Examinations:
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Reorganization dated May 5, 2008, by and among Taleo Corporation, Dolphin Acquisition Corp., Porpoise Acquisition LLC, Vurv Technology, Inc. and with respect to Articles VII, VIII and IX only, Derek Mercer as Stockholder Representative and U.S. Bank National Association as Escrow Agent (incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on May 7, 2008)

10.1	Summary of the 2008 Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2008.)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION
	By:	/s/ Katy Murray
Katy Murray
Date: May 12, 2008		Chief Financial Officer

Exhibit Index

Exhibit
Number	Description
2.1	Agreement and Plan of Reorganization dated May 5, 2008, by and among Taleo Corporation, Dolphin Acquisition Corp., Porpoise Acquisition LLC, Vurv Technology, Inc. and with respect to Articles VII, VIII, IX only, Derek Mercer as Stockholder Representative and U.S. Bank National Association as Escrow Agent (incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K filed on May 7, 2008)

10.1	Summary of the 2008 Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 7, 2008.)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.