Form 10-Q
period 2008-06-30
TALEO CORP
filed 2008-08-11
CIK 1134203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On July 31, 2008, the registrant had 30,147,449 shares of Class A common stock and 462,118 shares of Class B common stock outstanding.

TALEO CORPORATION
FORM 10-Q

PART I

ITEM 1. FINANCIAL INFORMATION

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$104,735	$86,135
Restricted cash	289	288
Accounts receivable, less allowance for doubtful accounts of $362 and $369 at June 30, 2008 and December 31, 2007, respectively	29,558	30,255
Prepaid expenses and other current assets	6,152	5,912
Investment credit receivable	5,985	4,734

Total current assets	146,719	127,324

Property and equipment, net	21,131	23,178
Restricted cash	628	838
Other assets	5,721	2,147
Goodwill	9,707	9,785
Other intangibles, net	1,186	1,404

Total assets	$185,092	$164,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,558	$20,623
Deferred revenue and customer deposits	42,498	36,752
Capital lease obligation, short-term	18	38

Total current liabilities	67,074	57,413

Non-current liabilities:
Customer deposits and long-term deferred revenue	1,254	273
Other liabilities	3,684	4,535
Capital lease obligation, long-term	11	16
Commitments and contingencies (Note 11)
Class B Redeemable Common Stock, $0.00001 par value, 4,038,287 shares authorized; 462,118 and 655,652 shares outstanding at June 30, 2008 and December 31, 2007	-	-

Total liabilities	72,023	62,237

Exchangeable share obligation	226	331

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 26,165,607 and 25,442,273 shares outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	159,765	151,593
Accumulated deficit	(48,712)	(51,387)
Treasury stock, at cost, 3,346 and 6,900 shares outstanding at June 30, 2008 and December 31, 2007, respectively	(66)	(195)
Accumulated other comprehensive income	1,856	2,097

Total stockholders’ equity	112,843	102,108

Total liabilities and stockholders’ equity	$185,092	$164,676

See accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Application	$30,875	$25,596	61,076	$49,251
Consulting	7,929	5,358	14,967	10,420

Total revenue	38,804	30,954	76,043	59,671

Cost of revenue:
Application	6,356	5,340	12,646	10,440
Consulting	5,559	4,670	11,283	8,459

Total cost of revenue	11,915	10,010	23,929	18,899

Gross profit	26,889	20,944	52,114	40,772

Operating expenses:
Sales and marketing	11,832	8,471	22,502	16,988
Research and development	7,366	5,492	14,399	10,895
General and administrative	7,196	6,482	13,763	11,876
Restructuring	281	-	281	-

Total operating expenses	26,675	20,445	50,945	39,759

Operating income	214	499	1,169	1,013

Other income / (expense):
Interest income	518	676	1,296	1,349
Interest expense	(41)	(10)	(86)	(29)

Total other income, net	477	666	1,210	1,320

Income before provision for income taxes	691	1,165	2,379	2,333
Provision / (benefit) for income taxes	(383)	2,918	(296)	3,178
Net income / (loss)	$1,074	$(1,753)	$2,675	$(845)

Net income / (loss) per share attributable to Class A common stockholders — basic	$0.04	$(0.07)	$0.10	$(0.04)
Net income / (loss) per share attributable to Class A common stockholders — diluted	$0.04	$(0.07)	$0.09	$(0.04)

Weighted-average Class A common shares — basic	25,708	23,908	25,538	23,359

Weighted-average Class A common shares — diluted	29,070	23,908	28,994	23,359

See accompanying Notes to Condensed Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income / (loss)	$2,675	$(845)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	4,726	2,827
Amortization of tenant inducements	(76)	(93)
Stock-based compensation expense	5,232	2,965
Director fees settled with stock	119	112
Bad debt expense	100	310
Interest earned on restricted cash	-	1
Changes in working capital accounts:
Accounts receivable	544	(5,986)
Prepaid expenses and other assets	(3,824)	(1,272)
Investment credit receivable	(1,393)	1,115
Accounts payable and accrued liabilities	4,355	(218)
Deferred revenues and customer deposits	6,818	10,747
Net cash provided by operating activities	19,276	9,663
Cash flows from investing activities:
Acquisition of property and equipment	(3,625)	(4,082)
Restricted cash decrease	210	2,704
Acquisition of business	-	(3,071)
Net cash used in investing activities	(3,415)	(4,449)
Cash flows from financing activities:
Principal payments on capital lease obligations	(24)	(308)
Proceeds from stock options and warrants exercised	2,725	5,083
Net cash provided by financing activities	2,701	4,775
Effect of exchange rate changes on cash and cash equivalents	38	246
Increase in cash and cash equivalents	18,600	10,235
Cash and cash equivalents:
Beginning of period	86,135	58,785
End of period	$104,735	$69,020
Supplemental cash flow disclosures:
Cash paid for interest	$1	$7
Cash paid for income taxes	$44	$124
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$2,487	$3,686
Class B common stock exchanged for Class A common stock	$96	$393 *
Treasury stock issued to employees under ESPP	$701	$450
Treasury stock acquired to settle employee withholding liability	$573	$292

* The amount previously reported in noncash activity disclosure of the condensed consolidated statements of cash flows for the quarter ended June 30, 2007 was erroneously based on the fair value (rather than the book value) of such shares exchanged of $16,101, and such error in disclosure has been corrected to reflect the exchange at book value of $393,000.

See accompanying Notes to Condensed Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet of Taleo Corporation and its Subsidiaries (“the Company”) as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the Company for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements — In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. As of June 30, 2008, the Company did not have any financial instruments subject to SFAS 157 fair value measurements. However, the Company continues to evaluate the impact of SFAS 157 on its non-financial instruments which are not affected by the pronouncement until January 1, 2009.

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

3. Acquisition

On May 5, 2008, the Company entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) to purchase Vurv Technology, Inc. (“Vurv”), a private company with headquarters in Florida. Vurv is a provider of on demand talent management software.  On July 1, 2008, the Company completed the acquisition of Vurv.  Accordingly, the assets, liabilities and operating results of Vurv will be reflected in the Company’s consolidated financial statements beginning in the third quarter of 2008.  The total consideration paid by the Company in connection with the acquisition was approximately $34.4 million in cash and approximately 3.8 million shares of Class A common stock, of which approximately $33.8 million in cash and approximately 3.3 million shares of Class A common stock were paid on the closing date.  Approximately 0.5 million shares were placed into escrow for one year following the closing to be held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties contained in the Reorganization Agreement or certain other events.  Additionally, approximately $0.3 million was placed into escrow to pay for expenses incurred by the stockholder representative in connection with its duties under the Reorganization Agreement, and approximately $0.4 million was placed in escrow to compensate the Company in the event certain expenses are incurred in connection with payments to certain Vurv employees.  In addition, the Company assumed obligations for outstanding options to purchase shares of Vurv common stock, which converted into options to purchase approximately 0.4 million shares of the Company’s common stock.  Taleo also repaid approximately $9.0 million of Vurv debt on the closing date.

4. Stock-Based Compensation

The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase programs.

Under the provisions of SFAS 123(R) “Share-Based Payment”, the Company recognizes the fair value of stock-based compensation in its financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. All of the Company’s stock awards are of an equity nature and there have been no liability awards granted. The Company recognizes compensation expense for the stock options, restricted stock awards, performance share awards and Employee Stock Purchase Plan (“ESPP”) purchases granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period. There was no stock-based compensation expense capitalized during the six months ended June 30, 2008. Shares issued as a result of stock option exercises, ESPP purchases, performance shares and restricted stock awards are issued out of common stock reserved for future issuance under our stock plans. SFAS 123(R) resulted in the Company recording compensation expense of $2.8 million for the three months ended June 30, 2008 and $5.2 million for the six months ended June 30, 2008.  The Company recorded compensation expense of $1.6 million for the three months ended June 30, 2007 and $3.0 million for the six months ended June 30, 2007. The amount recorded in the three and six months ended June 30, 2008 and 2007 was recorded in the following expense categories:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Cost of revenue	$326	$200	$634	$353
Sales and marketing	886	403	1,522	763
Research and development	287	285	586	528
General and administrative	1,256	692	2,490	1,321
Total	$2,755	$1,580	$5,232	$2,965

Stock Options

The Company estimates the fair value of options granted using the Black-Scholes option valuation model. The Company estimates the expected volatility of our common stock at the date of grant based on a combination of our historical volatility and the volatility of comparable companies, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company estimates expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the three months ended June 30, 2008. The Company elected to use the simplified method due to a lack of term length data as the Company had recently gone public in October 2005 and our options meet the criteria of the “plain-vanilla” option as defined by SAB 107. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our employee options. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, it amortizes the fair value on a straight-line basis over the requisite service period of the options that is generally 4 years.

Annualized estimated forfeiture rates based on the Company’s historical turnover rates have been used in calculating the cost of stock options. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

Class A Common Stock Option Plans

At June 30, 2008, 464,196 shares were available for future grants under four of the Company’s option plans, excluding the White Amber stock option plan described below.

The following table presents a summary of the Class A Common Stock option activity for the six months ended June 30, 2008, and related information:

	Number of Options	Weighted - Average Exercise Price
Outstanding — January 1, 2008	3,523,414	$13.61
Granted	71,000	$18.18
Exercised	(49,253)	$8.38
Forfeited	(124,656)	$14.91
Outstanding — March 31, 2008	3,420,505	$13.73
Granted	387,174	$17.44
Exercised	(132,919)	$13.00
Forfeited	(102,154)	$16.11
Outstanding — June 30, 2008	3,572,606	$14.09

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2008 was $9.43 and $9.51 per option, respectively.

        The total intrinsic value of options exercised during the three and six months ended June 30, 2008 was $0.9 million and $1.5 million, respectively. As of June 30, 2008, the Company had 3,213,777 options vested or expected to vest over four years with an aggregate intrinsic value of $18.9 million and a weighted average exercise price of $13.84.

The aggregate intrinsic value for options outstanding and exercisable at June 30, 2008 was $13.5 million with a weighted-average remaining contractual life of 6.7 years.

For options, the Company recorded $2.1 million and $4.0 million of compensation expense for the three and six months ended June 30, 2008, respectively and recorded $1.1 million and $2.2 million of compensation expense for the three and six months ended June 30, 2007, respectively.  Unamortized compensation cost was $12.1 million as of June 30, 2008. This cost is expected to be recognized over a weighted-average period of 2.5 years.

During the second quarter of 2008, two employees were terminated.  Upon termination, their stock options and restricted stock awards that were scheduled to vest over the six months following their termination date, vested immediately upon termination.  As a result of this accelerated vesting of stock options and restricted stock, the Company recorded shared-based compensation expense of $0.3 million.

White Amber Stock Option Plan

Pursuant to the October 21, 2003 purchase of White Amber, Inc., the Company issued 206,487 options at $0.78 per share under a new option plan (“the White Amber Stock Option Plan”). As of June 30, 2008, these options were fully vested. The following table presents a summary of the White Amber Stock Option Plan activity for the six months ended June 30, 2008 and related information:

	Number of Options	Weighted - Average Exercise Price
Outstanding — January 1, 2008	24,545	$0.78
Exercised	(1,500)	$0.78
Outstanding — March 31, 2008	23,045	$0.78
Exercised	-	$-
Outstanding — June 30, 2008	23,045	$0.78

For the White Amber Stock Option Plan, the Company recorded no compensation expense for the three and six months ended June 30, 2008 and June 30, 2007.

Restricted Stock and Performance Shares

The fair value of restricted stock and performance shares is measured based upon the closing Nasdaq Global Market price of the underlying Company stock as of the date of grant. The Company uses historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. Restricted stock and performance share awards are amortized over the applicable reacquisition or vesting period using the straight-line method. Upon vesting, restricted stock units will convert into an equivalent number of shares of common stock. Unamortized compensation cost was $6.9 million as of June 30, 2008. This cost is expected to be recognized over a weighted-average period between 2.3 and 2.5 years.

The following table presents a summary of the restricted stock awards and performance share awards for the six months ended June 30, 2008 and related information:

	Share	Stock	Grant-
	Awards	Awards	Date Fair Value
Repurchasable/nonvested balance — January 1, 2008	28,125	200,376	$13.77
Awarded	20,408	246,850	$17.42
Released/vested	(3,004)	(20,162)	$12.03
Forfeited/cancelled	(215)	(22,500)	$11.90
Repurchasable/nonvested balance — March 31, 2008	45,314	404,564	$16.19
Awarded	8,311	101,376	$19.24
Released/vested	(4,347)	(43,208)	$13.97
Forfeited/cancelled	-	(39,688)	$13.64
Repurchasable/nonvested balance — June 30, 2008	49,278	423,044	$17.38

For restricted stock and performance share agreements, the Company recorded $0.5 million and $0.9 million of compensation expense for the three and six months ended June 30, 2008, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2007, respectively.

Employee Stock Purchase Plan

At June 30, 2008, there were 214,022 shares reserved for future issuance under the Company’s ESPP. For the ESPP, the Company recorded $0.2 million and $0.4 million of compensation expense for the three and six months ended June 30, 2008, respectively, and $0.2 million and $0.3 million for each of the three and six months ended June 30, 2007. Unamortized compensation cost was $0.3 million as of June 30, 2008. This cost is expected to be recognized over a four month period.

5. Intangible Assets and Goodwill

The Company has recorded the following balances for acquired intangible assets and goodwill at June 30, 2008 and December 31, 2007. Amortization of intangible assets was $0.1 million and $0.2 million for the three and six months ended June 30, 2008, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively.  During the three months ended June 30, 2008, the Company reduced goodwill by $42,000 due to capitalized transaction costs associated with the Wetfeet acquisitions being more than actual cost incurred.  During the six months ended June 30, 2008, goodwill was reduced by a total of $0.1 million due to capitalized transaction costs associated with both JobFlash and Wetfeet acquisitions being more than actual cost incurred.
		As of June 30, 2008		As of December 31, 2007
	Weighted-Average Period of	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization
		(In thousands)
Identifiable intangible assets:
Existing technology	3.9 years	$3,121	$(2,313)	$3,121	$(2,170)
Customer relationships	3.4 years	1,470	(1,092)	1,470	(1,017)
Subtotal		4,591	(3,405)	4,591	(3,187)
Goodwill		9,707	—	9,785	—
Total		$14,298	$(3,405)	$14,376	$(3,187)

Estimated Amortization Expense					(In thousands)
Remainder of 2008					$218
2009					428
2010					310
2011					200
2012					30
Total					$1,186

6. Property and Equipment

Property and equipment consists of the following:
	June 30,	December 31,
	2008	2007
	(In thousands)
Computer hardware and software	$40,289	$38,206
Furniture and equipment	2,653	2,681
Leasehold improvements	3,151	3,148
	46,093	44,035
Less accumulated depreciation and amortization	(24,962)	(20,857)
Total	$21,131	$23,178

Property and equipment included capital leases totaling $1.1 million at June 30, 2008 and December 31, 2007. All of the capital leases are included in computer hardware and software classification above. Accumulated amortization relating to property and equipment under capital leases totaled $1.0 million at June 30, 2008 and December 31, 2007. Depreciation and amortization expense, including amortization of assets under capital leases but excluding amortization of intangible assets, was $2.3 million and $4.6 million for the three and six months ended June 30, 2008, respectively, and $1.5 million and $2.7 million for the three and six months ended June 30, 2007, respectively.

7. Other Assets

Other assets consist of the following:
	June 30,	December 31,
	2008	2007
	(In thousands)
Deferred tax asset net of valuation allowance	$2,419	$1,773
Vurv acquisition - transaction costs	2,919	-
Other	383	374
	$5,721	$2,147

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Accrued compensation	$10,030	$8,706
Accounts payable	5,481	2,170
Accrued professional fees	2,282	1,650
Accrued income taxes	627	468
Accrued liabilities and other	6,138	7,629
Total	$24,558	$20,623

9. Common Stock

Reserved Shares of Common Stock

The Company has reserved the following number of shares of Class A common stock as of June 30, 2008 for the exchange of exchangeable shares, awarding of restricted stock awards, release of performance share awards, exercise of stock options and purchases under the employee stock purchase plan:

Exchange of exchangeable shares and redemption of Class B common stock	462,118
Class A Common Stock Plans (excluding the White Amber Stock Option Plan)	4,086,080
White Amber Stock Option Plan	23,045
Employee Stock Purchase Plan	214,022
Total	4,785,265

10. Income Taxes

For the three months ended June 30, 2008, the Company recorded an income tax benefit of $0.4 million.  The net benefit consists of U.S. state income taxes, taxes generated by the Company’s international subsidiaries and a tax benefit of approximately $0.3 million relating to Canadian investment tax credits.

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At June 30, 2008, accrued interest related to uncertain tax positions was less than $0.1 million. As the Company has net operating loss carryforwards for federal and state purposes, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years. With few exceptions, the Company is no longer subject to foreign income tax examinations by tax authorities for years before 2002.

As of June 30, 2008, the Company had unrecognized tax benefits of approximately $3.9 million which represents a decrease of $0.1 million of unrecognized tax benefits as of March 31, 2008.

The Company’s Canadian subsidiary is under examination by the Canada Revenue Agency (“CRA”) with respect to tax years 2000 and 2001. The Company has settled certain issues raised in the audit and is appealing the CRA’s treatment of Quebec investment tax credits. Final resolution of the CRA’s examination will have bearing on the Company’s tax treatment applied in subsequent periods not currently under examination. The Company has recorded income tax reserves believed to be sufficient to cover the estimated tax assessments for the open tax periods.

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

11. Commitments and Contingencies

Operating Leases — The Company leases certain equipment, internet access services and office facilities, under non-cancelable operating leases or long-term agreements. Rental expense under these agreements for the three and six months ended June 30, 2008 was $1.4 million and $2.7 million, respectively.  Rent expense for the three and six months ended June 30, 2007 was approximately $1.8 million and $3.6 million, respectively.

The minimum non-cancelable scheduled payments under these agreements at June 30, 2008 are as follows:
	Operating Leases
			Third
			Party	Total
	Equipment	Facility	Hosting	Operating	Software	Capital
	Leases	Leases	Facilities	Leases	Contracts	Leases	Total
		(In thousands)			(In thousands)	(In thousands)	(In thousands)
Remainder of 2008	$339	$1,273	$779	$2,391	$2,044	$13	$4,448
2009	112	1,212	539	1,863	1,677	12	3,552
2010	36	939	333	1,308	88	5	1,401
2011	14	959	222	1,195	-	-	1,195
2012	-	980	-	980	-	-	980
2013	-	451	-	451	-	-	451
Total	$501	$5,814	$1,873	$8,188	$3,809	$30	$12,027
Less amounts representing interest						(1)
Present value of minimum lease payments						$29
Less current portion						(18)
Noncurrent portion						$11

Litigation — Kenexa Brassring, Inc., filed suit against the Company in the United States District Court for the District of Delaware for patent infringement on August 27, 2007. Kenexa asserts that the Company has infringed patent numbers 5999939 and 6996561, and seeks monetary damages and an injunction enjoining the Company from further infringement. Management has reviewed this matter and believes that its software products do not infringe any valid and enforceable claim of these patents.  On May 9, 2008, Kenexa also filed suit in United States District Court for the District of Delaware against Vurv Technology, Inc., alleging infringement of patent numbers 5999939 and 6996561, and seeking monetary damages and an injunction enjoining the Vurv from further infringement.  Vurv answered the Kenexa complaint on May 29, 2008.  Management has reviewed this matter and believes that Vurv’s software products do not infringe any valid and enforceable claim of these patents.  The Company has engaged in settlement discussions with Kenexa Brassring, Inc. but as of yet no settlement agreement has been reached. Litigation is on-going with respect to these matters.

In addition to the matters described above, the Company is subject to various claims and legal proceedings that arise in the ordinary course of its business from time to time, including claims and legal proceedings that have been asserted against the Company by former employees and competitors. The Company has accrued for estimated losses in the accompanying unaudited condensed consolidated financial statements for matters where the Company believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. The adverse resolution of any one or more of those matters or the matter described above, over and above the amount, if any, that has been estimated and accrued in its unaudited condensed consolidated financial statements could have a material adverse effect on the Company’s business, financial condition, results of operations and/or cash flows.

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

12. Net Income / (Loss) Per Share

For the three and six months ended June 30, 2008, the Company had net income of $1.1 million and $2.7 million, respectively.  During the three and six months ended June 30, 2007, the Company had net loss of $(1.8) million and $(0.8) million, respectively. Diluted net income per share is calculated based on outstanding Class A common stock, stock options, ESPP shares and exchangeable shares. Exchangeable shares are represented by Class B common stock. Each exchangeable share can be converted to one Class A common stock; therefore, exchangeable shares are included in the calculation of fully diluted earnings per share during periods in which the Company had net income.

Antidilutive securities, which consist of exchangeable shares and stock options that are not included in the diluted net income per share calculation, aggregated on a weighted average share basis to 3,363,000 and 3,456,000 for the three and six months ended June 30, 2008 and 4,331,000 and 3,021,000 for the three and six months ended June 30, 2007.

 summary of the earnings or loss applicable to each class of common shares is as follows:
	Three months ended June 30,
	2008		2007
	Class A	Class B	Class A	Class B
	Common	Common(1)	Common	Common(1)
	(In thousands, except per share data)
Allocation of net income / (loss)	$1,074	-	$(1,753)	-
Weighted-average shares outstanding — basic	25,708	462	23,908	1,274
Weighted-average shares outstanding — diluted	29,070	462	23,908	1,274
Net income / (loss) per share — basic	$0.04	-	$(0.07)	-
Net income / ( loss) per share — diluted	$0.04	-	$(0.07)	-

	Six months ended June 30,
	2008		2007
	Class A	Class B	Class A	Class B
	Common	Common(1)	Common	Common(1)
	(In thousands, except per share data)
Allocation of net income / (loss)	$2,675	-	$(845)	-
Weighted-average shares outstanding — basic	25,538	512	23,359	1,476
Weighted-average shares outstanding — diluted	28,994	656	23,359	1,476
Net income / (loss) per share — basic	$0.10	-	$(0.04)	-
Net income / ( loss) per share — diluted	$0.09	-	$(0.04)	-

(1)	Class B common stock is non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share.

13. Segment and Geographic Information

The Company follows the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which establishes standards for reporting information about operating segments and requires selected information about operating segments in interim financial reports issued to stockholders. The Company is organized geographically and by line of business. The Company has two operating segments: application and consulting services. The application segment is engaged in the development, marketing, hosting and support of the Company’s software applications. The consulting services segment offers implementation, business process reengineering, change management, and education and training services. The Company does not allocate or evaluate assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segment.

The following table presents a summary of operating segments:

	Application	Consulting	Total
	(In thousands)
Three Months Ended June 30, 2008:
Revenue	$30,875	$7,929	$38,804
Contribution margin(1)	17,153	2,370	19,523
Three Months Ended June 30, 2007
Revenue	$25,596	$5,358	$30,954
Contribution margin(1)	14,764	688	15,452

	Application	Consulting	Total
	(In thousands)
Six Months Ended June 30, 2008:
Revenue	$61,076	$14,967	$76,043
Contribution margin(1)	34,031	3,684	37,715
Six Months Ended June 30, 2007
Revenue	$49,251	$10,420	$59,671
Contribution margin(1)	27,916	1,961	29,877

(1)
The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Profit Reconciliation:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Contribution margin for operating segments	$19,523	$15,452	$37,715	$29,877
Sales and marketing	(11,832)	(8,471)	(22,502)	(16,988)
General and administrative	(7,196)	(6,482)	(13,763)	(11,876)
Restructuring	(281)	-	(281)	-
Interest and other income, net	477	666	1,210	1,320

Income before provision for income taxes	$691	$1,165	$2,379	$2,333

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	94%	90%	94%	90%
Canada	6%	7%	6%	7%
All other	0%	3%	0%	3%
	100%	100%	100%	100%

During the three and six months ended June 30, 2008 and 2007, there were no customers that individually represented greater than 10% of the Company’s total revenue or accounts receivable.

14. Comprehensive Income / (Loss)

Comprehensive income includes foreign currency translation gains and losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income / (loss)	$1,074	$(1,753)	$2,675	$(845)
Net foreign currency translation gain / (loss)	74	652	(241)	763
Comprehensive income / (loss)	$1,148	$(1,101)	$2,434	$(82)

15. Restructuring, Severance and Exit Costs

Summary

Restructuring

During the second quarter of 2008, as a result of the then pending Vurv acquisition that closed on July 1, 2008, the Company initiated a restructuring plan (the “Plan”) to reorganize the Company.  The Plan will result in the termination of approximately 25 persons throughout the organization and the closure of certain U.S. and international facilities.  Total estimated cost of the plan is $2.0 million consisting of $1.0 million in severance and $1.0 million in facility closure cost.  During the quarter ended June 30, 2008, the Company incurred severance expense of $0.3 million in connection with the termination of two employees.  These costs were recorded as restructuring expenses in the Company’s financial statements.  The expected completion date of the Plan is within the next twelve months.

Exit Costs –San Francisco Lease

During July 2006, the Company moved its corporate offices from San Francisco, California to Dublin, California. As a result of this relocation, the Company has recorded a provision for the exit from the San Francisco facility in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” As a part of this provision, the Company has taken into account that on October 19, 2006 it entered into an agreement to sublease its San Francisco facility, consisting of approximately 12,000 square feet. As of June 30, 2008, pursuant to the lease for the Company’s San Francisco facility, cash payments totaling $0.4 million remain to be made through July 2009 and the associated remaining unpaid lease costs, net of sublease rental income $0.3 million, as of June 30, 2008 is approximately $0.1 million. The total estimated cost associated with the exit from the San Francisco facility is $0.4 million.

	Lease payments	Sublease rental income	Net liability
Liability for the Remaining Net Lease Payments for the San Francisco Facility	(In thousands)
Liability at January 1, 2008	$609	$(443)	$166
Cash receipts / (payments)	(94)	67	(27)
Liability at March 31, 2008	515	(376)	139
Cash receipts / (payments)	(95)	67	(28)
Liability at June 30, 2008	$420	$(309)	$111

Transition of Time and Expense Services Processing

As a result of the Company’s decision to discontinue the time and expense processing services related to its Taleo Contingent solution, there were a total of approximately 38 full time positions that may be terminated as part of this transition, which is targeted to be completed in August 2008. As of June 30, 2008, 30 positions were terminated and 4 were reassigned to other departments. If an employee is terminated and remains employed through the transition date, the terminated employee would be entitled to an exit package. The total estimated liability for exit packages is expected to be $0.6 million, of which $0.5 million has been paid through June 30, 2008. Total costs for the three and six months June 30, 2008 was $10,000 and $0.1 million, respectively while total expense for three and six months ended June 30, 2007 was $0.2 million and $0.3 million, respectively.  These costs were recorded as an operating expense.

16. Employee Benefit Plans

The Company maintains a 401(k) profit-sharing plan (the “401(k) Plan”) covering substantially all U.S. employees. Pursuant to the 401(k) Plan, the Company may elect to match employee contributions to the 401(k) Plan, not to exceed 6% of an employee’s compensation. Effective January 1, 2008, the Company has instituted a 401(k) matching program with the following specifics: (i) for employee contributions to the 401(k) Plan of up to 4% of the each employee’s base salary, the Company will match such employee contributions at a rate of $0.50 for every $1.00 contributed by the employee; and (ii) the Company 401(k) matching program has a three year vesting period. The Company recorded $0.2 million and $0.3 million in employee related costs during the three and six months ended June 30, 2008 as a result of the adoption of this program.

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

On May 5, 2008, Taleo entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) to purchase Vurv Technology, Inc. (“Vurv”), a private company with headquarters in Florida. Vurv is a provider of on demand talent management software.  On July 1, 2008, Taleo completed the acquisition of Vurv.  Accordingly, the assets, liabilities and operating results of Vurv will be reflected in the Company’s consolidated financial statements beginning in the third quarter of 2008.  The total consideration paid by Taleo in connection with the acquisition was approximately $34.4 million in cash and approximately 3.8 million shares of Class A common stock, of which approximately $33.8 million in cash and approximately 3.3 million shares of Class A common stock were paid on the closing date.  Approximately 0.5 million shares were placed into escrow for one year following the closing to be held as security for losses incurred by Taleo in the event of certain breaches of the representations and warranties contained in the Reorganization Agreement or certain other events.  Additionally, approximately $0.3 million was placed into escrow to pay for expenses incurred by the stockholder representative in connection with its duties under the Reorganization Agreement, and approximately $0.4 million was placed in escrow to compensate Taleo in the event certain expenses are incurred in connection with payments to certain Vurv employees.  In addition, Taleo assumed obligations for outstanding options to purchase shares of Vurv common stock, which converted into options to purchase approximately 0.4 million shares of Taleo common stock.  Taleo also repaid approximately $9.0 million of Vurv debt on the closing date.

During the second quarter of 2008, as a result of the then pending Vurv acquisition that closed on July 1, 2008, we initiated a restructuring plan (“Plan”) to reorganize the Company.  The reorganization plan will result in the termination of approximately 25 persons throughout the organization and the closure of certain U.S. and international facilities.  Total estimated cost of the plan is $2.0 million consisting of $1.0 million in severance and $1.0 million in facility closure cost.  During the quarter ended June 30, 2008, we incurred severance expense of $0.3 million in connection with the termination of two employees.  These costs were recorded as restructuring expenses in the Company’s financial statements.  The expected completion date of the Plan is within the next twelve months.

We focus our evaluation of our operating results and financial condition on certain key metrics, as well as certain non-financial aspects of our business. Included in our evaluation of our financial condition are our revenue composition and growth, net income, and our overall liquidity that is primarily comprised of our cash and accounts receivable balances. Non-financial data is also evaluated, including purchasing trends for software applications across industries and geographies, input from current and prospective customers relating to product functionality and general economic data. For example, during 2008 we have observed a lengthening in the completion of procurement cycles with our customers and potential customers which we believe may be related to the general economic outlook of our customers.  While sales results in the second quarter of 2008 were strong, as we look ahead, these same factors may result in longer and less predicable sales cycles for our solutions. We use the financial and non-financial data described above to assess our historic performance, and also to plan our future strategy. We continue to believe that our strategy and our ability to execute may enable us to improve our relative competitive position in a difficult economic environment and may provide long-term growth opportunities given the cost saving benefits of our solutions and the business requirements our solutions address.

Sources of Revenue

We derive our revenue from two sources: application revenue and consulting revenue.

Application Revenue

Application revenue is generally comprised of subscription fees from customers accessing our applications, which includes the use of the application, application and data hosting and maintenance of the application. The majority of our application subscription revenue is recognized monthly over the life of the application agreement, based on a stated, fixed-dollar amount. Revenue associated with our Taleo Contingent solution is recognized based on a fixed contract percentage of the dollar amount invoiced for contingent labor through use of the application. Effective March 2007, we ceased entering into agreements to provide time and expense processing as a component of our Taleo Contingent solution.  As a result, Taleo Contingent processing activity declined in 2007 and has ended as of June 30, 2008.

The term of our application agreements for Taleo Enterprise Edition signed with new customers in the second quarter of 2008 and 2007 was typically three or more years. The term of application agreements for Taleo Business Edition is typically one year. Our customer renewals on a dollar basis have historically been greater than 95%.

Application agreements entered into during the first six months of 2008 and 2007 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations.

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

Employee Benefits

Effective January 1, 2008, we instituted a 401(k) matching program with the following specifics: (i) for employee contributions to our 401(k) plan of up to 4% of the each employee’s base salary, we will match such employee contributions at a rate of $0.50 for every $1.00 contributed by the employee; and (ii) our 401(k) matching program has a three year vesting period with one third of the employer contribution match vesting each year over the three year period.  We recorded $0.2 million and $0.3 million in employee related costs during the three and six months ended June 30, 2008 as a result of the adoption of this program.

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

Research and Development

We account for software development costs under the provisions of Statement of Financial Accounting Standards, or SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Accordingly, we capitalize certain software development costs after technological feasibility of the product has been established. Such costs have been immaterial to date, and accordingly, no costs were capitalized during the three and six months ended June 30, 2008 and 2007.

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

Goodwill, Other Intangible Assets and Long-Lived Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we conduct a test for the impairment of goodwill on at least an annual basis. We adopted October 1 as the date of the annual impairment test.  The impairment test compares the fair value of reporting units to their carrying amount, including goodwill, to assess whether impairment is present. Based on our most recent assessment test, we do not have impairment as of October 1, 2007. We will assess the impairment of goodwill annually on October 1, or sooner if indicators of impairment arise.

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

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards and stock based compensation deductions. We assess the likelihood that deferred tax assets will be recovered from future taxable income and a valuation allowance is recognized if it is more likely than not that some or all of the deferred tax assets will not be recognized. In the quarter ended March 31, 2008, we reduced approximately $262,000 of our U.S. valuation allowance on the deferred tax asset relating to the federal minimum tax credits, since it was determined to be more likely than not that these assets would be realized. We continue to maintain a full valuation allowance on our remaining U.S. deferred tax assets. A portion of the remaining valuation allowance pertains to deferred tax assets established in connection with prior acquisitions, and to the extent that this portion of the valuation allowance is reversed in 2008, goodwill will likely be adjusted. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Condensed Consolidated Statement of Operations Data:
Revenue:
Application	80%	83%	80%	83%
Consulting	20%	17%	20%	17%
Total revenue	100%	100%	100%	100%
Cost of revenue (as a percent of related revenue):
Application	21%	21%	21%	21%
Consulting	70%	87%	75%	81%
Total cost of revenue	31%	32%	31%	32%
Gross profit	69%	68%	69%	68%
Operating expenses:
Sales and marketing	30%	27%	30%	28%
Research and development	19%	18%	19%	18%
General and administrative	19%	21%	18%	20%
Restructuring	1%	0%	0%	0%
Total operating expenses	69%	66%	67%	67%
Operating income
Other income (expense):
Interest income	1%	2%	2%	2%
Interest expense	0%	0%	0%	0%
Total other income, net	1%	2%	2%	2%
Income before provision for income taxes	2%	4%	3%	4%
Provision / (benefit) for income taxes	-1%	9%	-%	5%
Net income / (loss)	3%	-6%	4%	-1%

Comparison of the Three and Six Months Ended June 30, 2008 and 2007

Revenue

	Three months ended June 30,
	2008	2007	$ change	% change
	(In thousands)
Application revenue	$30,875	$25,596	$5,279	21%
Consulting revenue	7,929	5,358	2,571	48%
Total revenue	$38,804	$30,954	$7,850	25%

The increase in application revenue was attributable to sales of our applications, including sales to new customers and additional sales to our current customers.  We also experienced an increase in our small business application revenue.  The increase in consulting revenue was attributable to higher demand for services from new and existing customers. The prices of our solutions and services were relatively consistent on a period-to-period comparative basis.

	Six months ended June 30,
	2008	2007	$ change	% change
	(In thousands)
Application revenue	$61,076	$49,251	$11,825	24%
Consulting revenue	14,967	10,420	4,547	44%
Total revenue	$76,043	$59,671	$16,372	27%

During the six months ended June 30, 2008, application revenue increased due to sales to new customers and additional sales to our existing customers. We continued to experience a high renewal rate with our existing customers.  Additionally, we continue to see growth in our small business application revenue.  The increase in consulting revenue was attributable to higher revenue from implementation and education services as compared to the same period last year as we continue to see increases in demand for our consulting services.

Prior to January 1, 2005, certain of our subsidiaries outside of North America were the contracting parties for sales transactions within their regions. After January 1, 2005, our U.S. company has been the contracting party for all new sales agreements and renewals of existing sales agreements entered into with customers outside of North America. As our customers renew their agreements with us over time, the percentage of total revenue identified to our subsidiaries outside of North America should decline. Accordingly, the geographic mix of total revenue, based on the country of location of the Taleo contracting entity, for each of the three and six months ended June 30, 2008 was 94%, 6% and 0% in the United States, Canada and the rest of the world, respectively, as compared to 90%, 7% and 3%, respectively, for the three and six months ended June 30, 2007.  We also track the geographic mix of our revenue on the basis of the location of the contracting entity for our customers. The geographic mix of total revenue, based on the country of location of the customer contracting entity, for the three months ended June 30, 2008 was 87% from North America and 13% from the rest of the world, as compared to 91% from North America and 9% from the rest of the world for the three months ended June 30, 2007.  For the six months ended June 30, 2008, the geographic mix of total revenue, based on the country of location of the customer contracting entity, was 88% from North America and 12% from the rest of the world, as compared to 91% from North America and 9% from the rest of the world for the six months ended June 30, 2007.

Cost of Revenue
	Three months ended June 30,
	2008	2007	$ change	% change
	(In thousands)
Cost of revenue - application	$6,356	$5,340	$1,016	19%
Cost of revenue - consulting	5,559	4,670	889	19%
Cost of revenue - total	$11,915	$10,010	$1,905	19%

Cost of application revenue increased primarily as a result of a $1.0 million increase in hosting facilities cost, a $0.2 million increase in employee related cost (including $0.1 million in stock based compensation expense), and a $0.1 million net increase in other operating expenses partially offset by a $0.1 million decrease in telecommunication expenses, a $0.1 million decrease in overhead allocations, and a $0.1 million decrease in depreciation and amortization.  Hosting facilities cost increased primarily due to additional third-party software fees resulting from continued enhancements to our small business hosting infrastructure. Employee related cost increased due to severance for time and expense processing service employees and new hires in 2008.  At the end of the second quarter, five time and expense processing service employees terminated resulting in a decrease in headcount.  Overhead allocation costs decreased primarily from a decrease in headcount.  Depreciation and amortization expense decreased due to equipment lease returns.  As a result of our recent acquisition of Vurv, we expect the cost of application revenue in dollar terms will increase in the near term as revenue increases and we expect cost of application revenue to increase as a percentage of application revenue until certain synergies are realized.

Cost of consulting revenue increased primarily as a result of a $0.9 million increase in employee-related costs (including $0.1 million in stock based compensation expense), and a $0.1 million increase in overhead allocation costs, partially offset by a $0.1 million net decrease in other operating expenses.  The increase in employee related cost and overhead allocation costs resulted from an increase in headcount by seven persons in the second quarter of 2008 compared to the same period in prior year. Headcount increased to meet customer demand for our consulting services. Additionally, professional services expenses increased as a result of subcontracting portions of consulting services to third parties. We expect the cost of consulting revenue to increase in dollar terms over the remainder of the year as consulting revenue increases, and to increase as a percentage of consulting revenue, as we integrate consultants from our recent acquisition of Vurv.

	Six months ended June 30,
	2008	2007	$ change	% change
	(In thousands)
Cost of revenue - application	$12,646	$10,440	$2,206	21%
Cost of revenue - consulting	11,283	8,459	2,824	33%
Cost of revenue - total	$23,929	$18,899	$5,030	27%

Cost of application revenue increased primarily as a result of a $1.8 million increase in hosting facilities cost, a $0.5 million increase in employee related cost (including $0.1 million in stock based compensation expense) and a $0.1 million net increase in other operating expenses, partially offset by and a $0.1 million decrease in telecommunication expenses, and a $0.1 million depreciation and amortization.  Hosting facilities cost increased primarily due to additional third-party software fees and amortization expenses resulting from enhancements to our hosting infrastructure. Employee related cost increased as a result of higher salaries for headcount added over the past 12 months and severance cost related to time and expense process service employees.  As a result of our recent acquisition of Vurv, we expect the cost of application revenue in dollar terms will increase in the near term as revenue increases and we expect cost of application revenue to increase as a percentage of application revenue.

Cost of consulting revenue increased primarily as a result of a $2.0 million increase in employee-related costs (including $0.2 million in stock based compensation expense), a $0.3 million increase in travel expenses, a $0.2 million increase in overhead allocation costs and a $0.3 million increase in professional services.  The increase in employee related cost and overhead allocation costs resulted from an increase in headcount by seven persons in the second quarter of 2008 compared to the same period in prior year. Headcount increased to meet customer demand for our consulting services.  Travel expenses increased due to our annual services kick-off meeting during the first quarter of 2008.  Additionally, professional services expenses increased as a result of subcontracting portions of consulting services to third parties.  We expect the cost of consulting revenue to increase in dollar terms over the remainder of the year as consulting revenue increases, and to increase as a percentage of consulting revenue, as we integrate consultants from our recent acquisition of Vurv.

Gross Profit and Gross Profit Percentage
	Three months ended June 30,
	2008	2007	$ change	% change
	(In thousands)
Gross profit
Gross profit — application	$24,519	$20,256	$4,263	21%
Gross profit — consulting	2,370	688	1,682	244%
Gross profit — total	$26,889	$20,944	$5,945	28%

	Three months ended June 30,
	2008	2007	% change
Gross profit percentage
Gross profit percentage — application	79%	79%	0%
Gross profit percentage — consulting	30%	13%	17%
Gross profit percentage — total	69%	68%	1%

Gross profit on application of $24.5 million represents an increase of $4.3 million or 21% over the same quarter in the prior year. Application revenue grew by 21% over the same period. The higher gross profit on application revenue was driven by increased efficiencies in the use of our production infrastructure and revenue growth was faster than expense growth.

Gross profit on consulting increased significantly when compared to the same period in 2007.  Gross profit percentage on consulting was positively impacted by the recognition of previously deferred revenue related to certain engagements where a portion of the corresponding expense had been recorded in a prior period.

As a result of our recent acquisition of Vurv, we expect gross margins on revenue to decrease until certain synergies are achieved.
.
	Six months ended June 30,
	2008	2007	$ change	% change
	(In thousands)
Gross profit
Gross profit — application	$48,430	$38,811	$9,619	25%
Gross profit — consulting	3,684	1,961	1,723	88%
Gross profit — total	$52,114	$40,772	$11,342	28%

	Six months ended June 30,
	2008	2007	% change
Gross profit percentage
Gross profit percentage — application	79%	79%	0%
Gross profit percentage — consulting	25%	19%	6%
Gross profit percentage — total	69%	68%	1%

Gross profit on application of $48.4 million represents an increase of $9.6 million or 25% over the same period in the prior year. Application revenue grew by 24% over the same period. The higher gross profit on application revenue was driven by increased efficiencies in the use of our production infrastructure and revenue growth was faster than expense growth.

Gross profit on consulting increased when compared to the same period in 2007.  Gross profit percentage on consulting was positively impacted by the recognition of revenue deferred from prior periods for which expenses were recorded in the prior period.  Conversely, gross profit percentage on consulting was negatively impacted by the deferral of revenue related to certain milestone engagements where revenue is deferred to future periods but expenses are reflected in the current period.  Additionally, in the first quarter of 2008 gross profit percentage on consulting was negatively impacted by our annual services kick-off meeting which took billable resources out of the field for one week and increased non-billable travel expense.  The net impact of these factors was an increase in gross profit on consulting during the six months ended June 30, 2008 compared to the same period in the prior year.

Operating expenses

	Three months ended June 30,
	2008	2007	$ change	% change
	(In thousands)
Sales and marketing	$11,832	$8,471	$3,361	40%
Research and development	7,366	5,492	1,874	34%
General and administrative	7,196	6,482	714	11%
Restructuring	281	0	281	-

Sales and marketing expenses for the second quarter of 2008 increased by 40% over the same quarter in the prior year as a result of a $2.6 million increase in employee related cost (including $0.5 million in stock based compensation expense), a $0.3 million increase in marketing expenses, a $0.3 million increase in travel expenses, a $0.1 million increase in professional services expenses, and a $0.1 million increase in overhead allocation costs. To support our business growth, our headcount increased by 21 persons compared to the same quarter in the prior year resulting in additional employee related cost and travel expenses. Employee related cost also increased as a result of higher commissions associated with our revenue.  Our increase in marketing expenses resulted primarily from promotional cost related to our small business application. Additionally, our overhead allocation costs increased due in part to an increase in employee benefits. We expect sales and marketing expense over the near term will increase in dollar terms as we continue to grow our business; however, we expect it to remain consistent as a percentage of revenue.

Research and development expenses for the second quarter of 2008 increased by 34% over the same quarter in the prior year as a result of a $1.1 million increase in employee related cost, a $0.5 million increase in product development and maintenance cost, a $0.1 million increase in travel expenses, a $0.1 million increase in depreciation expense, and a $0.1 million increase in overhead allocation costs. Product development cost continued to increase primarily due to an increase in professional services outside the U.S.  Employee related cost increased primarily due to 32 additional persons in the second quarter of 2008 compared to the same period in the prior year.  Depreciation expense increased due to an increase in depreciation allocations resulting from additional headcount.  We expect our research and development expenses will increase in terms of dollars and remain constant as a percentage of revenue in the near term.

General and administrative expenses for the second quarter of 2008 increased by 11% over the same quarter in the prior year as a result of a $1.3 million increase in employee related cost (including $0.6 million in stock based compensation expense), a $0.2 million increase in telecommunications expenses, a $0.1 million increase in travel expenses, a $0.1 million increase in software maintenance expenses and a $0.1 million increase in temporary help expenses.  Such expense increases were offset by a $0.5 million decrease in legal expenses, a $0.2 million increase in the allocation of general and administrative costs to cost of revenue, sales and marketing and research and development expense line items, a $0.2 million increase in foreign exchange gains, a $0.1 decrease in equipment leases and a $0.1 million decrease in building and maintenance expenses.  Employee related costs increased primarily due to 12 additional persons in the second quarter of 2008 compared to same period in the prior year and the expense increase related to equity granted in 2008.  Legal costs decreased as a result of costs related to a secondary offering of the company’s stock in the prior year not occurring in second quarter of 2008.  Overhead allocations increased primarily due to increased benefit cost and the allocation of general and administrative expenses not previously allocated.  Additionally, other operating cost reductions resulted from facility closures and our cost containment efforts.  We expect general and administrative expenses to increase in terms of dollars and increase slightly as a percentage of revenue over the near term due to the acquisition of Vurv.

Restructuring expenses were incurred during the second quarter of 2008 as we initiated a restructuring plan to reorganize the company.  The reorganization plan resulted in the termination of two employees during the quarter ended June 30, 2008.  Severance cost associated with these terminations totaled $0.3 million.  We expect future severance and facility cost to be incurred within the next twelve months.

	Six months ended June 30,
	2008	2007	$ change	% change
	(In thousands)
Sales and marketing	$22,502	$16,988	$5,514	32%
Research and development	14,399	10,895	3,504	32%
General and administrative	13,763	11,876	1,887	16%
Restructuring	281	-	281	-

Sales and marketing expenses for the first six months of 2008 increased by 32% over the same period  in the prior year as a result of a $3.9 million increase in employee related cost (including $0.8 million in stock based compensation expense), a $0.5  million increase in marketing expenses, a $0.4 million increase in travel expenses, a $0.3 million increase in professional services and other expenses, a $0.1 million increase in depreciation and amortization and a $0.3 million increase in overhead allocation costs. To support our business growth, our headcount increased by 21 persons compared to the same period in the prior year resulting in additional employee related cost and travel expenses.  Employee related cost also increased as a result of higher commissions associated with our revenue growth.   Our increase in marketing expenses resulted primarily from promotional cost related to our small business application. Additionally, depreciation and amortization increased due to the acquisition of JobFlash and Wetfeet and our overhead allocation costs increased due in part to an increase in employee benefits. We expect sales and marketing expense over the near term will increase in dollar terms as we continue to grow our business; however we expect it to remain consistent as a percentage of revenue.

Research and development expenses for the first six months of 2008 increased by 32% over the same period in the prior year as a result of a $1.8 million increase in employee related cost (including $0.1 million in stock based compensation expense), a $1.1 million increase in product development and maintenance cost, a $0.2 million increase in depreciation expense, a $0.1 million increase in travel expenses and a $0.3 million increase in overhead allocation costs. Product development costs increased primarily due to an increase in professional services outside the U.S.  Employee related costs increased primarily due to 32 additional persons in the first six months of 2008 compared to the same period in the prior year and an increase in employee benefits.  Depreciation expense increased due to an increase in depreciation allocations resulting from additional headcount.  We expect our research and development expenses will increase in terms of dollars and remain constant as a percentage of revenue in the near term.

General and administrative expenses for the first six months of 2008 grew by 16% over the same period in the prior year as a result of a $2.5 million increase in employee related cost (including $1.2 million in stock based compensation expense), a $0.4 million increase in telecommunications expenses, a $0.3 million increase in legal expenses, a $0.2 million increase in software maintenance, a $0.2 million increase in travel expenses, and a $0.1 million net increase in other operating expenses, partially offset by a  $0.9 million increase in the allocation of general and administrative costs to cost of revenue, sales and marketing and research and development expense line items, a $0.6 million increase in foreign exchange gains, a $0.2 million decrease in building maintenance expenses, and a $0.1 million decrease in equipment leases.  Employee related cost increased primarily due to increased headcount of 12 additional persons in the first six months of 2008 compared to same period in the prior year and equity compensation granted in 2008. Legal cost increased as a result of a settlement accrual recorded during the first quarter of 2008.  This increase in legal cost was offset by savings resulting from secondary offering cost incurred in the second quarter of 2007 not occurring in 2008. Overhead cost allocations increased primarily due to increased benefit cost and the allocation of general and administrative expenses not previously allocated.  Other operating cost decreased due to facility closures and our efforts to contain cost.  We expect general and administrative expenses to increase in terms of dollars and increase slightly as a percentage of revenue over the near term due to the acquisition of Vurv.

Restructuring expenses were incurred during the second quarter of 2008 as we initiated a restructuring plan to reorganize the company.  The reorganization plan resulted in the termination of two employees during the quarter ended June 30, 2008.  Severance cost associated with these terminations totaled $0.3 million.  We expect future severance and facility cost to be incurred within the next twelve months.

Contribution Margin

	Three months ended June 30,
	2008	2007	$ change	% change
	(In thousands)
Contribution Margin
Contribution margin — application	$17,153	$14,764	$2,389	16%
Contribution margin — consulting	2,370	688	1,682	244%
Contribution margin — total	$19,523	$15,452	$4,071	26%

Application contribution margin increased quarter over quarter as a result of an application revenue increase of 21% while cost of application revenue only increased by 19%. Additionally, the application revenue increase adequately covered the 34% increase in research and development expenses and increases in hosting expenses. Further, as mentioned in our explanation of gross profit on consulting, we attribute the increase in consulting contribution margin to timing of revenue recognition.

	Six months ended June 30,
	2008	2007	$ change	% change
	(In thousands)
Contribution Margin
Contribution margin — application	$34,031	$27,916	$6,115	22%
Contribution margin — consulting	3,684	1,961	1,723	88%
Contribution margin — total	$37,715	$29,877	$7,838	26%

Application contribution margin increased for the first six months of 2008 compared to the same period in the prior year as a result of an application revenue increase of 24% while cost of application revenue only increased by 21%. Additionally, the application revenue increase adequately covered the 32% increase in research and development expenses and increases in hosting expenses. Further, as mentioned in our explanation of gross profit on consulting, we attribute the increase in consulting contribution margin to timing of revenue recognition.

Other income (expense)

	Three months ended June 30,
	2008	2007	$ change	% change
	(In thousands)
Interest income	$518	$676	$(158)	-23%
Interest expense	(41)	(10)	(31)	310%
Total other income, net	$477	$666	$(189)	-28%

Interest income and interest expense

Interest income — The decrease in interest income is primarily attributable to a lower average interest rate during the second quarter of 2008 compared to the same period in the prior year even though the average daily cash balances was higher than the prior year.  As a result of our recent cash outlay for the acquisition of Vurv on July 1, 2008, we expect interest income to be significantly lower in the second half of 2008.

Interest expense — The increase in interest expense is attributable to higher debt balances related to capitalized software contracts during the second quarter of 2008 compared to the same quarter in the prior year.

	Six months ended June 30,
	2008	2007	$ change	% change
	(In thousands)
Interest income	$1,296	$1,349	$(53)	-4%
Interest expense	(86)	(29)	(57)	197%
Total other income, net	$1,210	$1,320	$(110)	-8%

Interest income — The decrease in interest income is primarily attributable to a lower average interest rate during the first six months of 2008 compared to the same period in the prior year even though the average daily cash balances was higher than the prior year.  As a result of our recent cash outlay for the acquisition of Vurv on July 1, 2008, we expect interest income to be significantly lower in the second half of 2008.

Interest expense — The increase in interest expense is attributable to higher debt balances related to capitalized software contracts during the first six months of 2008 compared to the same period in the prior year.

Provision / (Benefit) for Income Taxes

	Three months ended June 30,
	2008	2007	$ change	% change
	(In thousands)
Provision / (Benefit) for income taxes	$(383)	$2,918	$(3,301)	-113%

	Six months ended June 30,
	2008	2007	$ change	% change
	(In thousands)
Provision / (Benefit) for income taxes	$(296)	$3,178	$(3,474)	-109%

The decrease in income tax expense  for the three and six months ended June 30, 2008 was due principally to a $2.9 million  increase to our non-cash income tax reserve associated with our ongoing Canadian income tax audit  recorded in the quarter ended June 30, 2007.

At June 30, 2008, a valuation allowance remained only against our U.S. deferred tax assets, excluding federal minimum tax credits, since it was determined to be more likely than not these assets would not be realized. If, based on the operating results of 2008 and a review of the realizability of our deferred tax assets, we were to conclude that some or all of our deferred tax asset valuation allowance was not required, this would likely have a material impact on our financial results in the form of reduced tax expense. However, there can be no assurances that any reduction of our valuation allowance will actually occur.

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

Liquidity and Capital Resources

At June 30, 2008, our principal source of liquidity was a net working capital balance of $79.6 million, including cash and cash equivalents totaling $104.7 million.

	Six months ended June 30,
	2008	2007	$ change	% change
	(In thousands)
Cash provided by operating activities	$19,276	$9,663	$9,613	99%
Cash used in investing activities	(3,415)	(4,449)	1,034	-23%
Cash provided by financing activities	2,701	4,775	(2,074)	-43%

Net cash provided by operating activities was $19.3 million for the six months ended June 30, 2008 compared to net cash provided by operating activities of $9.7 million for the six months ended June 30, 2007. Consistent with prior periods, cash provided by operating activities has historically been affected by revenues, changes in working capital accounts, particularly increases in deferred revenue, customer deposits and add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Specifically, stock-based compensation expense for the six months ended June 30, 2008 was $5.2 million versus $3.0 million during the six months ended June 30, 2007. This increase was the result of stock options and restricted stock granted in 2008.  Additionally, depreciation and amortization expense increased by $1.9 million in the first half of 2008 compared to the same period last year primarily due to the acquisition of software for use in our production environment in 2007 and the first quarter of 2008.  Also, our cash collections improved significantly during the first half of 2008 compared to the same period in the prior year as a result of increased efforts by our collection team and an increase in billings to collect.  Deferred revenue increased due to a significant increase in deals closing during the six months ended June 30, 2008 compared to the same period in the prior year. These increases were partially offset by decreases resulting from the capitalization of $2.9 million in Vurv acquisition cost incurred in the three months ended June 30, 2008 and the timing of certain investment credit cash receipts. We received a $2.7 million payment from the Canadian government related to research development credits during the first six months of 2007 compared to no payments in the first six months of 2008.

Net cash used in investing activities was $3.4 million for the six months ended June 30, 2008 compared to net cash used in investing activities of $4.4 million for the six months ended June 30, 2007. This decrease between periods was primarily due to the JobFlash acquisition for $3.1 million and the elimination of restrictions on $2.7 million in cash in 2007 versus only $0.2 million in 2008.  Similar activity did not occur in 2008.  Additionally, computer and software purchases during the first six months of 2008 decreased by $0.5 million when compared to the same period in 2007.

Net cash provided by financing activities was $2.7 million for the six months ended June 30, 2008, compared to net cash provided by financing activities of $4.8 million for the six months ended June 30, 2007. This decrease was primarily due to a $2.4 million decline in proceeds received from stock option and warrant exercises during the six months ended June 30, 2008 versus the same period in 2007. The decrease in stock exercise coincides with a decline in the average stock price during the six months ended June 30, 2008.

We believe our existing cash and cash equivalents and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.  On July 1, 2007, we acquired Vurv Technology Inc.  Accordingly, the assets, liabilities and operating results of Vurv will be reflected in the Company’s consolidated financial statements beginning in the third quarter of 2008.  We believe the cash provided by operating activities from the combined entity will be sufficient to meet its working capital and capital expenditure needs for at least the next twelve months.  Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new applications and enhancements to existing applications, and the continuing market acceptance of our applications. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

Our principal commitments consist of obligations under leases for office space, operating leases for computer equipment and for third-party facilities that host our applications. Our commitments to settle contractual obligations in cash under operating leases and other purchase obligations is detailed in Note 11 Commitments and Contingencies of our Unaudited Condensed Consolidated Financial Statements.

	Total	Less Than 1 Year	1—2 Years	3—5 Years	More Than 5 Years
	(In thousands)
Capital lease obligations	$29	$18	$11	$-	$-
Interest payments	1	1	-	-	-
Facility leases	5,814	1,989	1,910	1,915	-
Operating equipment leases	501	432	69	-	-
Third party hosting facilities	1,873	1,152	666	55	-
Software contracts	3,809	3,360	449	-	-
Total contractual cash obligations	$12,027	$6,952	$3,105	$1,970	$-

Legal expenditures could also affect our liquidity. We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. See Note 11 Commitments and Contingencies of our Unaudited Condensed Consolidated Financial Statements. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results and cash flows.

Income Taxes

Our income tax returns are periodically examined by various tax authorities. In connection with such examinations, tax authorities raise issues and propose tax adjustments and we review and contest certain of the proposed tax adjustments. While the timing and ultimate resolution of these matters is uncertain, we anticipate that certain of these matters could be resolved during 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. In the three months ended June 30, 2008, 6% and 11% of our revenue was denominated in Canadian dollars and currencies other than the U.S. or Canadian dollar, respectively. In the six months ended June 30, 2008, 6% and 10% of our revenue was denominated in Canadian dollars and currencies other than the U.S. or Canadian dollar, respectively.  Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our research and development operations that are maintained in Canada, with a small portion of expenses incurred outside of North America where our other international sales offices are located. However, as a result of our recent acquisition of Vurv, and the expansion of our operations outside the United States, we expect hosting expenses denominated in currencies other than the U.S dollar to increase.  We maintained minimal debt denominated in Canadian dollars as of June 30, 2008. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, British pound sterling, Euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the three and six months ended June 30, 2008, the Canadian dollar increased in value by 10% and 14%, respectively, over the U.S. dollar on an average basis compared to the same period in the prior year. This change in value had a minimal impact on our earnings for the first six months of 2008. If the U.S. dollar continues to weaken compared to the Canadian dollar, our operating results may be negatively impacted. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $104.7 million at June 30, 2008. This compared to $86.1 million at December 31, 2007. These amounts were held primarily in cash or money market funds. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various of our debt obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation — Kenexa Brassring, Inc., filed suit against the us in the United States District Court for the District of Delaware for patent infringement on August 27, 2007.  Kenexa asserts we have infringed patent numbers 5999939 and 6996561, and seeks monetary damages and an injunction enjoining us from further infringement. Management has reviewed this matter and believes that its software products do not infringe any valid and enforceable claim of these patents.  On May 9, 2008, Kenexa also filed suit in United States District Court for the District of Delaware against Vurv Technology, Inc., alleging infringement of patent numbers 5999939 and 6996561, and seeking monetary damages and an injunction enjoining Vurv from further infringement.  Vurv answered the Kenexa complaint on May 29, 2008.  Management has reviewed this matter and believes that Vurv’s software products do not infringe any valid and enforceable claim of these patents.  We have engaged in settlement discussions with Kenexa Brassring, Inc. but as of yet no settlement agreement has been reached. Litigation is on-going with respect to these matters.

In addition to the matters described above, we are subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against us by former employees and competitors. We have accrued for estimated losses in the accompanying unaudited condensed consolidated financial statements for matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. The adverse resolution of any one or more of those matters or the matter described above, over and above the amount, if any, that has been estimated and accrued in its unaudited condensed consolidated financial statements could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

In addition to pending litigation, we have received the following notices of potential claims. In February 2005, the holder of patent number 6701313B1 verbally asserted that he believes our software products infringe upon this patent. Management reviewed this matter and believes that its software products do not infringe any valid and enforceable claim of this patent. Also, in September 2006, the holder of patent numbers 5537590 and 5701400 wrote us to inform us of its contention that our product offerings may infringe these patents. To date, we are not aware of any legal claim that has been filed against us regarding these matters, but we can give no assurance that claims will not be filed.

ITEM 1A. RISK FACTORS

Because of the following factors, as well as other variables affecting our operating results and financial condition, past performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We have a history of losses, and we cannot be certain that we will sustain profitability.

Prior to the year ended December 31, 2007, we incurred annual losses since our inception. As of June 30, 2008 we had incurred aggregate net losses of $34.9 million, which is our accumulated deficit of $48.7 million less $13.8 million of dividends and issuance costs on preferred stock. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis.  As we implement initiatives to grow our business, which include, among other things, acquisitions, international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from completing these initiatives and sustaining profitability.  For example, in the near term, we expect to incur losses as a result of expenses and charges associated with our recent acquisition of Vurv Technology, Inc.  In the future we may incur losses as a result of other expenses associated with the continued development and expansion of our business.  As a result, our business could be harmed and our stock price could decline.

We may not successfully integrate Vurv’s business operations with our own. As a result, we may not achieve the anticipated benefits of our acquisition, which could adversely affect our operating results and cause the price of our common stock to decline.

On July 1, 2008, we completed our acquisition of Vurv Technology, Inc, our largest acquisition to date.  We have limited experience in integrating an acquired company, and successful integration of Vurv’s business operations will place an additional burden on our management and infrastructure.  Our acquisition of Vurv subjects us to a number of risks, including the following:

•	we may have difficulty renewing former Vurv customers at the expiration of their current agreements;

•	we may have difficulty securing consent to the assignment of certain Vurv contracts to us, or we may be required to enter into new agreements with less advantageous terms;

•	we may be unable to convert certain Vurv customers that previously entered into perpetual licenses and customer on-premise hosting arrangements to our vendor hosted, subscription model;

•
we may find it difficult to support or migrate Vurv customers that are using specific customized versions of the Vurv software to our solutions, as we historically have maintained a single version of each release of our software applications without customer-specific code customization;

•	we may have difficultly identifying and correcting deficiencies in Vurv’s internal controls over financial reporting;

•	we terminated a significant number of Vurv employees in connection with the acquisition, and may have difficulty retaining key Vurv employees over time;

•	we will incur additional expense to maintain and support the Vurv product lines for up to three years while customers are migrated to the Taleo platform;

•	we may find it difficult to integrate Vurv’s hosting infrastructure and operations with our own hosting operations;

•	we have redundant offices in certain locations, and we may find it difficult to consolidate these office locations;

•	Jacksonville, Florida may be more expensive or less productive than we anticipate as a software development and support location; and

•
we may not have sufficient cash balances to fund other investments that become available to us over time as a result of our decreased cash balance due to the cash consideration paid in connection with the acquisition, or we may be required to seek additional sources of funding in order to make new investments.

There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our acquisition of Vurv. To the extent that we are unable to successfully manage these risks, our business, operating results, or financial condition could be adversely affected, and the price of our common stock could decline.

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

In addition, Vurv has historically offered perpetual licenses and customer on-premise hosting for certain of its products, while we have historically maintained a single version of each release of our software applications that is configurable to meet the needs of our customers without customer-specific code customizations.  If we are unable to convert such Vurv customers to our Taleo hosted, subscription model, our future revenues may be adversely impacted.

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

We have experienced, and expect to continue to experience, intense competition from a number of companies. Our Taleo Enterprise Edition solution competes with vendors of enterprise resource planning software such as Oracle Corporation and SAP AG, and also with vendors such as ADP, Authoria, Cezane, Cornerstone OnDemand, Halogen Software, HRSmart, Jobpartners, Kenexa, Kronos, NeoGov, Peopleclick, Pilat, Plateau, Salary.com, Stepstone, SuccessFactors, Technomedia, TEDS, Workday, and Workstream, that offer products and services that compete with one or more modules in our Taleo Enterprise Edition suite of solutions. Our Taleo Business Edition solution competes primarily with Bullhorn, Hiredesk, iCIMs, Monster.com, Silkroad, Virtual Edge from ADP, and certain of the vendors listed in the previous sentence.  Our competitors may announce new products, services or enhancements that better meet changing industry standards or the price or performance needs of customers. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

During 2006 we completed a review and redesign of our internal controls over financial reporting related to our closing procedures and processes, our calculations of our reported numbers, including depreciation expense and fixed assets, and the need to strengthen our technical accounting expertise. Despite these efforts, we identified a material weakness in connection with the evaluation of the effectiveness of our internal controls as of March 31, 2007 prior to the filing of our financial results for the period ended March 31, 2007, related to the identification of a material adjustment required, which affected cash, accounts receivable and cash flow from operations. As part of our ongoing processes we will continue to focus on improvements in our controls over financial reporting and will continue to do so in 2008. We have discussed deficiencies in our financial reporting and remediation of such deficiencies with the audit committee of our board of directors and will continue to do so as required. However, we cannot be certain that we will be able to remediate all deficiencies in the future. Any current or future deficiencies could materially and adversely affect our ability to provide timely and accurate financial information. In addition, deficiencies may exist in their internal controls of the acquired operations of Vurv which may be difficult to identify and correct.

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

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance, we must enhance and improve existing products and continue to introduce new products and services. For instance, in February 2008 our performance management software product became generally available in the market. Any new products we develop or acquire may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to develop or acquire new products that appeal to our target customer base or enhance our existing products or if we fail to price our products to meet market demand or if the products we develop or acquire do not meet performance expectations or have a higher than expected cost structure to host and maintain, our business and operating results will be adversely affected. Our efforts to expand our solutions beyond our current offerings may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our existing business.

We expect to incur additional expense to develop software products and to integrate acquired software products into existing platforms to maintain our competitive position. For example, our acquisition of Vurv will require significant effort to maintain existing Vurv products in addition to ours and to integrate the products of both companies over time.

In addition, we have invested in software development locations other than the locations where we traditionally developed our software.  For example, we have invested in development locations in Eastern Europe, Ukraine and Asia, and we may invest in other locations outside of North America in the future. In addition, we plan to continue to invest in Jacksonville, Florida, the former headquarters site of Vurv, as a software development location.  We may engage independent contractors for all or portions of this work. These efforts may not result in commercially viable solutions, may be more expensive or less productive than we anticipate, or may be difficult to manage and result in distraction to our management team. If we do not manage these remote development centers effectively or receive significant revenue from our product development investments, our business will be adversely affected.

 Additionally, we intend to maintain a single version of each release of our software applications that is configurable to meet the needs of our customers. Customers may require customized solutions or features and functions that we do not yet offer and do not intend to offer in future releases, which may disrupt out ability to maintain a single version of our software releases or cause our customers to choose a competing solution. Vurv has historically allowed customer specific customizations of its software and we may find it difficult to support or migrate such customizations.

Acquisitions and investments present many risks, and we may not realize the anticipated financial and strategic goals for any such transactions, which would harm our business, operating results and overall financial condition. In addition, we have limited experience in acquiring and integrating other companies.

We have made, and may continue to make, acquisitions or investments in companies, products, services, and technologies to expand our product offerings, customer base and business. For example, we recently completed our acquisition of Vurv, which is our largest acquisition to date. We have limited experience in executing acquisitions and investments. Acquisitions and investments involve a number of risks, including the following:

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

The consideration paid in connection with an investment or acquisition also affects our financial results. If we should proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. To the extent that we issue shares of stock or other rights to purchase stock, existing stockholders may be diluted and earnings per share may decrease. For example, in connection with our acquisition of Vurv, we paid approximately $34.4 million in cash, approximately 3.8 million shares of Class A common stock, and repaid approximately $9.0 million of Vurv’s debt. We also assumed obligations for options to purchase shares of Vurv common stock, which were converted into options to purchase approximately 0.4 million of our Class A common stock.  Accordingly, the assets, liabilities and operating results of Vurv will be reflected in the Company’s consolidated financial statements beginning in the third quarter of 2008.  In addition, acquisitions may result in the incurrence of debt, material one-time write-offs, or purchase accounting adjustments and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings. In addition, from time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as incurring expenses that may impact operating results.

We have  discontinued the time and expense processing services of our Taleo Contingent solution. We may have difficulty replacing the revenue from these customers.

Effective March 2007, we ceased entering into agreements to provide time and expense processing services for temporary workers. Fees for time and expense processing through our Taleo Contingent product declined throughout 2007; however, on an annualized basis such fees were still significant in 2007. Revenue from time and expense processing effectively ended on June 30, 2008.

We may find it difficult to replace the revenue we once received from the processing of temporary worker time and expense transactions and our results may be negatively impacted.

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

We have experienced significant growth in the number of users, transactions, and data that our hosting infrastructure supports. Failure to address the increasing demands on our hosting infrastructure satisfactorily may result in service outages, delays or disruptions. For example, we have experienced downtimes within our hosting infrastructure, some of which have been significant, which have prevented customers from using our solutions from time to time. We seek to maintain sufficient excess capacity in our hosting infrastructure to meet the needs of all of our customers. We also maintain excess capacity to facilitate the rapid provisioning of new customer deployments and expansion of existing customer deployments. The development of new hosting infrastructure to keep pace with expanding storage and processing requirements could be a significant cost to us that we are not able to predict accurately and for which we are not able to budget significantly in advance. Such outlays could raise our cost of goods sold and be detrimental to our financial results. At the same time, the development of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure capacity requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and the loss of customers. If our hosting infrastructure capacity fails to keep pace with sales, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth. Integrating the hosting infrastructure of Vurv and other acquired entities may increase these challenges.

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

For the Taleo Enterpise Edition product, we have computing and communications hardware operations located at third-party facilities in the United States with Internap on the east coast and with Equinix on the west coast, and we recently entered into a co-location agreement with Equinix for an additional hosting facility in the Netherlands. In addition, we have an agreement with Opsource, Inc. for the hosting of our Taleo Business Edition service.  With respect to the legacy Vurv applications we maintain computing and communications hardware operations located at third-party facilities in the United States with Peak10 in Florida, Data Return in Texas and Coloserve in California.  Additionally, third-party hosting facilities for legacy Vurv applications outside of the United States include Adapt in the United Kingdom and Conexim in Austrailia.  We do not control the operation of these facilities and must rely on these vendors to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. In the case of Opsource and Vurv locations that are managed service locations, we also rely upon the third party vendor for hardware associated with our hosting infrastructure. Although we believe we would be able to enter into a similar relationship with another third party should one of these relationships fail or terminate for any reason, we believe our reliance on any third-party vendor exposes us to risks outside of our control. If these third-party vendors encounter financial difficulty such as bankruptcy or other event beyond our control that cause them to fail to secure adequately and maintain their hosting facilities or provide the required data communications capacity, our customers may experience interruptions in our service or the loss or theft of important customer data. In the future, we may elect to open computing and communications hardware operations at additional third-party facilities located in the United States, Europe or other regions. We are not experienced at operating such facilities in jurisdictions outside the United States and doing so may pose additional risk to us.

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

We must hire and retain key employees and recruit qualified personnel or our future success and business could be harmed

Our success depends on the continued employment of our senior management and other key employees, such as our chief executive officer and our chief financial officer. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed. We do not maintain key person life insurance on any of our executive officers. Additionally, our continued success depends, in part, on our ability to attract and retain qualified technical, sales and other personnel. It may be particularly challenging to retain employees as we integrate new acquisitions, like our recent acquisition of Vurv, due to uncertainty among employees regarding their career options and cultural differences between us and Vurv.

We currently derive a significant portion of our revenue from international operations and expect to expand our international operations. However, we do not have substantial experience in international markets, and may not achieve the expected results.

During the three months ended June 30, 2008, revenue generated outside of North America was 13% of total revenue, based on the location of the legal entity of the customer with which we contracted, and revenue generated in Canada was 6% of total revenue. We currently have international offices outside of North America in Australia, France, the Netherlands, Singapore and the United Kingdom, which focus primarily on selling and implementing our solutions in those regions. However, we currently maintain data centers only in the United States. In 2008, we plan to continue our research and development operations in Quebec, Canada and expand our international operations, including opening product development locations and data centers outside of North America. We may also expand our international sales and services locations. These initiatives will involve a variety of risks, including:

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

Fluctuations in the exchange rate of foreign currencies could result in currency transaction losses, which could harm our operating results and financial condition

We currently have foreign sales denominated in foreign currencies, including the Australian dollar, British pound sterling, Canadian dollar, the euro, New Zealand dollar, Singapore dollar and Swiss franc and may in the future have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a substantial portion of our operating expenses in Canadian dollars and, to a much lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively affect our business, financial condition and operating results. For instance, in 2007, the impact of changes in foreign currency exchange rates compared to the average rates in effect during 2006 was a $1.2 million decrease in earnings. In 2008, we expect that the volatility in exchange rates for foreign currencies may continue and we could incur additional losses from the impact of such fluctuations. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

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

We are sometimes subject to legal proceedings and claims that arise in the ordinary course of business. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. See Note 11 — Commitments and Contingencies in our notes to unaudited condensed consolidated financial statements for further information regarding pending and threatened litigation and potential claims.

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

In order to manage our business effectively, we must continually manage headcount in an efficient manner. In the past, we have undergone facilities consolidations and headcount reductions in certain locations and departments.  For example, in connection with our recent acquisition of Vurv, we announced plans to reduce the headcount of the combined entities by approximately 160.  A majority of such headcount reductions take place on of July 1, 2008, but reductions will continue throughout 2008 and 2009.  We may experience additional facilities consolidations and headcount reductions in the future.  As a result, we have incurred, and may incur, charges for employee severance. As many employees are located in jurisdictions outside of the United States, we are required to pay the severance amounts legally required in such jurisdictions, which may exceed those of the United States. Further, we believe reductions in our workforce and facility consolidation create anxiety and uncertainty, and may adversely affect employee morale. These measures could adversely affect our employees that we wish to retain and may also adversely affect our ability to hire new personnel. They may also negatively affect customers.

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

Our Canadian subsidiary is under examination by the Canada Revenue Agency (“CRA”) with respect to tax years 2000 and 2001. We have settled certain issues raised in the audit and are appealing the CRA’s treatment of Quebec investment tax credits. Final resolution of the CRA’s examination will have bearing on the tax treatment applied in subsequent periods not currently under examination. We have recorded income tax reserves believed to be sufficient to cover the estimated tax assessments for the open tax periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Program
January 1, 2008 through January 31, 2008	8,724	$29.00		-	-
February 1, 2008 through February 29, 2008	-	-		-	-
March 1, 2008 through March 31, 2008	-	-		-	-
April 1, 2008 through April 30, 2008	12,764	$19.82		-	-
May 1, 2008 through May 31, 2008	3,346	$19.81		-	-
June 1, 2008 through June 30, 2008				-	-
	24,834	$23.04	(2)	-	-

(1) In connection with our restricted stock and performance share agreements approved by the Board of Directors on May31, 2006, we repurchase common stock from employees as consideration for the payment of required withholding taxes.

(2) Represents the weighted average price per share purchased during the six months ended June 30, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The first proposal involved the election of directors.  The following matters were submitted to the stockholders in our annual meeting of stockholders held on May 21, 2008. Each of the matters was approved by the requisite vote.

(a)	The following individuals were re-elected to the Board of Director for three-year terms as Class III Directors:

Name	Votes For	Votes Withheld
Patrick Gross	20,888,394	196,141
Jeffrey Schwartz	20,989,856	94,679

Our Board of Directors is currently comprised of eight members that are divided into three classes with overlapping three-year terms. The term of our Class I directors, Gary Bloom, Howard Gwin and Greg Santora will expire at the Annual Meeting of Stockholders in 2009. The term of our Class II directors, Michael Gregoire, Eric Herr and Michael Tierney will expire at the Annual Meeting of Stockholders in 2010.

(b)	The second proposal involved ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2008:

Votes For	20,982,636
Votes Against	101,899

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Master service agreement dated June 27, 2008, by and among Taleo (Europe) B.V., a wholly-owned subsidiary of Taleo Corporation and Equinix Netherlands B.V..
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                       TALEO CORPORATION

                                                                                                        By: /s/ Katy Murray
                                                                                                      Katy Murray
Date: August 11, 2008                                                                                                                                                                                        Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.1	Master service agreement dated June 27, 2008, by and among Taleo (Europe) B.V., a wholly-owned subsidiary of Taleo Corporation and Equinix Netherlands B.V..
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.