Form 10-Q
period 2008-09-30
TALEO CORP
filed 2009-04-30
CIK 1134203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐          No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On April 15, 2009, the registrant had 31,151,102 shares of Class A common stock outstanding.

TALEO CORPORATION

EXPLANATORY NOTE REGARDING RESTATEMENT

This Quarterly Report on Form 10-Q of Taleo Corporation (“Company”, we”, “us”, and “our”) for the quarter ended September 30, 2008 includes restatement of the following previously filed financial statements and data (and related disclosures): (1) condensed consolidated balance sheet as of September 30, 2007;(2) the related condensed consolidated statements of operations and cash flows for the quarter ended September 30, 2007; and (3) our management’s discussion and analysis of financial condition and  results of operations as of and for the three and nine month periods ended September 30, 2007 contained in Item 2 of this Form 10-Q.  The restatement results from our review of our revenue recognition practices.  See below and Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in Item 1 for a discussion of the review and effect of the restatement.

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”) to be filed with the Securities and Exchange Commission, we are restating the following previously filed financial statements and data (and related disclosures): (1) our consolidated balance sheet as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2006 and 2007; (2) our selected financial data for our fiscal years ended December 31, 2004, 2005, 2006 and 2007 located in Item 6 of the Form 10-K; (3) our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended December 31, 2006 and 2007 contained in Item 7 of the Form 10-K; and (4) our unaudited quarterly financial information for each quarter in our fiscal year ended December 31, 2007, and for the quarters ended March 31, 2008 and June 30, 2008 in Note 16, “Selected Quarterly Financial Data (Unaudited)” of the Notes to Consolidated Financial Statements in Item 8 of the Form 10-K.  Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to April 30, 2009, and all earnings press releases and similar communications issued by us prior to April 30, 2009, should not be relied upon and are superseded in their entirety by the 2008 Form 10-K.

Index

Review of Revenue Recognition Practices

In November 2008, we announced that our independent registered public accounting firm, Deloitte & Touche LLP, had requested that we re-evaluate whether our historical and then current practices with respect to the timing for recognition of application and consulting revenues were appropriate under generally accepted accounting principles in the United States.  As a result, we, under the direction of the Audit Committee, commenced a process to review the issues raised by our auditors to determine if an alternative accounting treatment should be adopted.

In the course of our review, on February 23, 2009, we announced that our previously issued consolidated financial statements for the years ended December 31, 2006 and 2007, and the interim condensed consolidated financial statements for the periods ended March 31, 2008 and June 30, 2008 would be restated to correct an item relating to the timing for revenue recognition for consulting services revenue under certain of our historical arrangements and a correction relating to the timing of revenue recognition for set-up fees, an element of our application services revenue, for all new arrangements entered into on or after January 1, 2006.  In light of the restatement, we announced that our consolidated balance sheets as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2006 and 2007 and related auditors reports thereon, and our condensed consolidated balance sheets as of March 31, 2008 and June 30, 2008 and the related condensed consolidated statements of operations and cash flows for each of the periods ended March 31, 2008 and June 30, 2008, should no longer be relied upon.

In March 2009, we submitted a pre-clearance submission to the Office of the Chief Accountant (the “OCA”) of the Securities and Exchange Commission.  The submission requested the OCA’s view regarding our historical application of Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) to the timing of revenue recognition of our consulting services.  Following consultations with the OCA regarding our submission, we determined to conclude our review of our revenue recognition practices and correct our historical application of accounting practices under EITF 00-21.

On March 23, 2009, we announced that we had completed our review and, as a result, would further restate certain previously issued consolidated financial statements.  Amounts in our previously issued financial statements for the years ended December 31, 2003 through 2007, and the interim condensed consolidated financial statements for the quarters ended March 31, 2008 and June 30, 2008, would be corrected for the timing of revenue recognition for consulting services revenue during these periods, as well as to correct the previously announced corrections relating to consulting services revenue recognition and the timing of revenue recognition for set-up fees.  In light of the restatement, we announced that our consolidated balance sheets as of December 31, 2003, 2004, 2005, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the fiscal years ended December 31, 2003 through 2007 and related auditors reports thereon, and our condensed consolidated balance sheets as of March 31, 2008 and June 30, 2008 and the related condensed consolidated statements of operations and cash flows for each of the fiscal quarters ended March 31, 2008 and June 30, 2008, should no longer be relied upon.

The restatement reflects the correction in our historical application of EITF 00-21.  Historically, when application services and consulting services were sold together, we recognized consulting services revenue as the services were delivered.  Now, in similar arrangements, our consulting services revenue will be recognized ratably over the term of the application services agreement, typically three years.  The restatement will result in the deferral to future periods of $18 million of consulting services revenue previously recognized through June 30, 2008.  The restatement also reflects our determination that, as of January 1, 2006, it would have been appropriate to recognize revenue from set-up fees over an expected attribution period of the longer of seven years or the contract term, rather than the typical three year term of our agreements, as had been our historical practice.  Correction of this item will result in approximately $0.2 million of application revenue from set-up fees previously recognized through June 30, 2008 being deferred to future periods.

For more information regarding the restatement, refer to Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in Item 1 and Item 2, “Managements Discussion and Analysis of Financial Condition and Results of Operations.”

Index

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
		(As restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$49,004	$86,135
Restricted cash	591	288
Accounts receivables, net of allowances of $1,069 and $369, respectively	42,504	30,255
Prepaid expenses and other current assets	8,232	5,694
Investment credits receivable	6,492	4,734

Total current assets	106,823	127,106

Property and equipment, net	25,234	23,178
Restricted cash	611	838
Goodwill	91,569	9,109
Other intangibles, net	48,337	1,404
Other assets	6,094	3,186

Total assets	$278,668	$164,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,773	$20,687
Deferred revenue - application services and customer deposits	46,969	32,234
Deferred revenue - consulting services	16,038	13,632
Capital lease obligations, short-term	1,247	38

Total current liabilities	93,027	66,591

Long-term deferred revenue - application services and customer deposits	1,016	273
Long-term deferred revenue - consulting services	8,782	7,236
Other liabilities	3,919	4,706
Capital lease obligations, long-term	736	16
Commitments and contingencies (Note 12)
Class B Redeemable Common Stock, $0.00001 par value, 4,038,287 shares authorized; 462,118 and 655,652 shares outstanding at September 30, 2008 and December 31, 2007, respectively	-	-

Total liabilities	107,480	78,822

Exchangeable share obligation	220	331

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 30,466,909 and 25,442,373 shares outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	243,114	151,574
Accumulated deficit	(73,417)	(67,717)
Treasury stock, at cost, 14,142 and 6,900 shares outstanding at September 30, 2008 and December 31, 2007, respectively	(285)	(195)
Accumulated other comprehensive income	1,556	2,006

Total stockholders’ equity	170,968	85,668

Total liabilities and stockholders’ equity	$278,668	$164,821

(1)   See Note 2 "Restatement of Condensed Consolidated Financial Statements" of Notes to Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(As restated) (1)		(As restated) (1)
Revenue:
Application	$37,469	$27,363	$98,362	$76,546
Consulting	9,177	6,016	22,015	16,405

Total revenue	46,646	33,379	120,377	92,951

Cost of revenue:
Application	9,885	5,512	22,530	15,926
Consulting	7,257	4,799	18,540	13,237

Total cost of revenue	17,142	10,311	41,070	29,163

Gross profit	29,504	23,068	79,307	63,788

Operating expenses:
Sales and marketing	15,953	9,949	38,455	26,891
Research and development	8,486	5,620	22,885	16,502
General and administrative	9,593	6,303	23,379	18,054
Restructuring and severance expense	1,330	-	1,611	-

Total operating expenses	35,362	21,872	86,330	61,447

Operating income / (loss)	(5,858)	1,196	(7,023)	2,341

Other income / (expense):
Interest income	261	757	1,556	2,106
Interest expense	(58)	(42)	(144)	(71)

Total other income, net	203	715	1,412	2,035

Income / (loss) before provision / (benefit) for income taxes	(5,655)	1,911	(5,611)	4,376
Provision for income taxes	561	205	89	3,714
Net income / (loss)	$(6,216)	$1,706	$(5,700)	$662

Net income / (loss) per share attributable to Class A common stockholders — basic	$(0.21)	$0.07	$(0.21)	$0.03
Net income / (loss) per share attributable to Class A common stockholders — diluted	$(0.21)	$0.06	$(0.21)	$0.02

Weighted-average Class A common shares — basic	29,388	24,638	26,818	23,790

Weighted-average Class A common shares — diluted	29,388	28,771	26,818	28,225

(1)   See Note 2 "Restatement of Condensed Consolidated Financial Statements" of Notes to Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2008	2007
		(As Restated) (1)
Cash flows from operating activities:
Net income / (loss)	$(5,700)	$662
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	10,582	4,683
Amortization of tenant inducements	(114)	(167)
Stock-based compensation expense	8,563	4,715
Director fees settled with stock	172	177
Bad debt expense	259	512
Interest earned on restricted cash	-	1
Changes in assets and liabilities, net effect of acquisitions:
Accounts receivable	(4,539)	(5,396)
Prepaid expenses and other assets	(2,483)	(1,124)
Investment credit receivable	(2,055)	587
Accounts payable and accrued liabilities	(3,413)	4,306
Deferred revenue and customer deposits	12,412	11,705
Net cash provided by operating activities	13,684	20,661
Cash flows from investing activities:
Purchases of property and equipment	(5,853)	(7,645)
Change in restricted cash	210	2,657
Purchase of investment	(2,498)	-
Acquisition of business, net of cash acquired	(49,646)	(3,301)
Net cash used in investing activities	(57,787)	(8,289)
Cash flows from financing activities:
Principal payments on capital lease obligations	(344)	(319)
Treasury stock acquired to settle employee withholding liability	(791)	(451)
Proceeds from stock options, ESPP shares and warrants exercised	8,221	7,718
Net cash provided by financing activities	7,086	6,948
Effect of exchange rate changes on cash and cash equivalents	(114)	562
Increase / (decrease) in cash and cash equivalents	(37,131)	19,882
Cash and cash equivalents:
Beginning of period	86,135	58,785
End of period	$49,004	$78,667
Supplemental cash flow disclosures:
Cash paid for interest	$33	$9
Cash paid for income taxes	$207	$124
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$2,691	$2,637
Class B common stock exchanged for Class A common stock	$96	$507
Stock and stock options issued in connection with Vurv acquisition	$75,189	$-

(1)   See Note 2 "Restatement of Condensed Consolidated Financial Statements" of Accompanying Notes to Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Basis of Presentation

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Taleo Corporation (Company) consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2007.  In the opinion of management, all adjustments necessary for a fair presentation have been made and include only normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

2. Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company’s 2007 consolidated financial statements, the Company, under the direction of its Audit Committee, re-evaluated its historical and then current practices with respect to the timing for recognition of application and consulting revenues in accordance with accounting principles generally accepted in the United States and determined that recognition of consulting revenue as a separate unit of accounting in a multi-element arrangement was not appropriate in certain of its customer arrangements in which application services and consulting services were sold in the same arrangement.  The Company has restated its audited consolidated balance sheet as of December 31, 2007 and the unaudited condensed consolidated statement of operations and cash flows for the three and nine months ended September 30, 2007 from the amounts previously reported to correct these and the other items described below. The after tax effect to previously reported net income / (loss) of all adjustments for the three and nine months ended September 30, 2007 was to decrease net income by $0.5 million and by $0.7 million, respectively.

Findings from the Company’s review of revenue recognition practices

Consulting Revenue — In the course of its review of revenue recognition practices, the Company determined that recognition of consulting revenue as a separate unit of accounting in a multi-element arrangement, pursuant to Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), was not appropriate in certain of its customer arrangements in which application services and consulting services were sold in the same arrangement.  The Company determined that consulting revenue should have been recognized ratably over the term of the application services agreement (typically three years) versus the Company’s historical practice of recognizing such revenue on the basis of proportional performance.  The effect of correcting this matter was to reduce previously reported revenue for the three and nine months ended September 30, 2007 by $0.3 million and $0.5 million, respectively.

Set-up Fees — Also in connection with the Company’s review, the Company determined that it should recognize revenue from set-up fees, an element of the Company’s application revenue, over the expected customer life of the arrangement versus the Company’s historical practice of recognizing such revenue over the term of the application services agreement.  The effect of correcting this matter was to reduce previously reported revenue for the three and nine months ended September 30, 2007 by $32,000 and $0.1 million, respectively.

Index

Each of the items described above affects the timing of revenue but not the total amount of revenue ultimately to be recorded by the Company.

Other Adjustments

In addition to the revenue items described above, the Company has also corrected  other, less significant items that had been previously identified but not recorded because they were not material, individually or in the aggregate, to the Company’s consolidated financial statements. These errors included a miscalculation of service revenue; adjustments to stock based compensation expense, certain accrued liabilities and reserves and miscellaneous reclassification entries.  The effect of these other adjustments for the three and nine months ended September 30, 2007 was to decrease previously reported pre tax income by $0.1 million and increase previously reported pre tax income by 0.3 million, respectively.

Adjustments were made to income tax expense as a result of the adjustments described above. In addition in 2007 an adjustment to increase income tax expense and decrease goodwill by $0.7 million related to the utilization of net operating loss carryforwards from acquisitions was recorded.

In addition, in the related statements of cash flows, the Company has made reclassifications to correct the presentation of certain activity related to stock-based employee incentive programs and has corrected for certain other minor items.  Furthermore, the amount previously reported in noncash activity disclosure of the condensed consolidated statements of cash flows for the quarter ended September, 2007 was erroneously based on the fair value (rather than the book value) of such shares exchanged of $12.5 million, and such error in disclosure has been corrected to reflect the exchange at book value $0.5 million.

The items described above generally affect the timing of revenue and expense. As such, they do not change the cumulative revenues, expenses, pre-tax operating income, liquidity or cash flow of the Company.

Impact of the Restatement Adjustments on our Consolidated Financial Statements

The Company’s condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q have been restated to reflect the impact resulting from the restatement adjustments described above, as follows (in thousands):

Summary of Impact of Restatement Adjustments

Index

The financial information presented in this Report has been adjusted to reflect the incremental impact resulting from the restatement adjustments discussed above, as follows (in thousands):

Summary of Impact of Restatement Adjustments

	Increase (Decrease) in Pre-Tax Income
Quarter Ended	Revenue Adjustments	Other Adjustments	Total Adjustments	Income Tax Effect of All Adjustments	Total Adjustments, Net of Tax
Cumulative effect on January 1, 2007 opening accumulated deficit	$(16,300)	$(129)	$(16,429)	$192	$(16,237)

March 31, 2007	63	143	206	(229)	(23)
June 30, 2007	(162)	88	(74)	(102)	(176)
September 30, 2007	(365)	(36)	(401)	(126)	(527)
Adjustments nine months ended September 30, 2007	(464)	195	(269)	(457)	(726)

December 31, 2007	593	(41)	552	81	633

Total	$(16,171)	$25	$(16,146)	$(184)	$(16,330)

Index

TALEO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and share data)

	As of December 31, 2007
	As Previously Reported	Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$86,135	$-	$86,135
Restricted cash	288	-	288
Accounts receivable, net of allowance for doubtful accounts of $369	30,255	-	30,255
Prepaid expenses and other current assets	5,912	(218)	5,694
Investment credits receivable	4,734	-	4,734

Total current assets	127,324	(218)	127,106

Property and equipment, net	23,178	-	23,178
Restricted cash	838	-	838
Goodwill	9,785	(676)	9,109
Other intangibles, net	1,404	-	1,404
Other assets	2,147	1,039	3,186

Total assets	$164,676	$145	$164,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,623	$64	$20,687
Deferred revenue - application services and customer deposits	36,752	(4,518)	32,234
Deferred revenue - consulting services		13,632	13,632
Capital lease obligations, short-term	38	-	38

Total current liabilities	57,413	9,178	66,591

Long term deferred revenue - application services and customer deposits	273	-	273
Long term deferred revenue - consulting services		7,236	7,236
Other liabilities	4,535	171	4,706
Capital lease obligations, long-term	16	-	16
Commitments and contingencies
Class B redeemable common stock, $0.00001 par value, 4,038,287 shares authorized; 655,652 shares outstanding	-	-	-

Total liabilities	62,237	16,585	78,822

Exchangeable share obligation	331	-	331

Stockholders’ equity:
Class A common stock; par value, $0.00001 per share; 150,000,000 shares authorized; 25,442,373 shares outstanding	-	-	-
Additional paid-in capital	151,593	(19)	151,574
Accumulated deficit	(51,387)	(16,330)	(67,717)
Treasury stock, at cost, 6,900 shares outstanding	(195)	-	(195)
Accumulated other comprehensive income	2,097	(91)	2,006

Total stockholders’ equity	102,108	(16,440)	85,668

Total liabilities and stockholders’ equity	$164,676	$145	$164,821

Index

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands except per share data)

	Three Months Ended September 30, 2007
	As previously reported	Adjustments	As restated
Revenue:
Application	$27,429	$(66)	$27,363
Consulting	6,315	(299)	6,016

Total revenue	33,744	(365)	33,379

Cost of revenue:
Application	5,512	-	5,512
Consulting	4,799	-	4,799

Total cost of revenue	10,311	-	10,311

Gross profit	23,433	(365)	23,068

Operating expenses:
Sales and marketing	9,949	-	9,949
Research and development	5,620	-	5,620
General and administrative	6,267	36	6,303

Total operating expenses	21,836	36	21,872

Operating income	1,597	(401)	1,196

Other income / (expense):
Interest income	757	-	757
Interest expense	(42)	-	(42)

Total other income, net	715	-	715

Income before provision for income taxes	2,312	(401)	1,911
Provision for income taxes	79	126	205
Net income	$2,233	$(527)	$1,706

Net income per share attributable to Class A common stockholders — basic	$0.09	$(0.02)	$0.07
Net income per share attributable to Class A common stockholders — diluted	$0.08	$(0.02)	$0.06

Weighted-average Class A common shares — basic	24,638	24,638	24,638

Weighted-average Class A common shares — diluted	28,771	28,771	28,771

Index

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands except per share data)

	Nine Months Ended September 30, 2007
	As previously reported	Adjustments	As restated
Revenue:
Application	$76,680	$(134)	$76,546
Consulting	16,735	(330)	16,405

Total revenue	93,415	(464)	92,951

Cost of revenue:
Application	15,952	(26)	15,926
Consulting	13,258	(21)	13,237

Total cost of revenue	29,210	(47)	29,163

Gross profit	64,205	(417)	63,788

Operating expenses:
Sales and marketing	26,937	(46)	26,891
Research and development	16,515	(13)	16,502
General and administrative	18,143	(89)	18,054

Total operating expenses	61,595	(148)	61,447

Operating income	2,610	(269)	2,341

Other income / (expense):
Interest income	2,106	-	2,106
Interest expense	(71)	-	(71)

Total other income, net	2,035	-	2,035

Income before provision for income taxes	4,645	(269)	4,376
Provision for income taxes	3,257	457	3,714
Net income	$1,388	$(726)	$662

Net income per share attributable to Class A common stockholders — basic	$0.06	$(0.03)	$0.03
Net income per share attributable to Class A common stockholders — diluted	$0.05	$(0.03)	$0.02

Weighted-average Class A common shares — basic	23,790	23,790	23,790

Weighted-average Class A common shares — diluted	28,225	28,225	28,225

Index

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30, 2007
	As Previously Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income	$1,388	$(726)	$662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,683	-	4,683
Loss on disposal of fixed assets	-	-	-
Amortization of tenant inducements	(167)	-	(167)
Stock-based compensation expense	4,796	(81)	4,715
Director fees settled with stock	177	-	177
Bad debt expense reversal	512	-	512
Interest earned on restricted cash	1	-	1
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(5,287)	(109)	(5,396)
Prepaid expenses and other assets	(969)	(155)	(1,124)
Investment credit receivable	587	-	587
Accounts payable and accrued liabilities	3,806	500	4,306
Deferred revenue and customer deposits	11,139	566	11,705

Net cash by provided by operating activities	20,666	(5)	20,661

Cash flows from investing activities:
Purchases of property and equipment	(7,645)	-	(7,645)
Change in restricted cash	2,657	-	2,657
Acquisition of business, net of cash acquired	(3,301)	-	(3,301)

Net cash used in investing activities	(8,289)	-	(8,289)

Cash flows from financing activities:
Principal payments on capital lease obligations	(319)	-	(319)
Treasury stock acquired to settle employee withholding liability	-	(451)	(451)
Proceeds from stock options, ESPP Shares and warrants exercised	7,268	450	7,718

Net cash provided by financing activities	6,949	(1)	6,948

Effect of exchange rate changes on cash and cash equivalents	556	6	562

Increase in cash and cash equivalents	19,882	-	19,882
Cash and cash equivalents:
Beginning of period	58,785	-	58,785

End of period	$78,667	$-	$78,667

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$2,637	$-	$2,637
Class B common stock exchanged for Class A common stock	$21,508	$(21,001)	$507
Treasury stock issued to employees under ESPP	$450	$(450)	$-
Treasury stock acquired to settle employee withholding liability	$451	$(451)	$-

3. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company adopted SFAS No. 141(R) in the beginning of fiscal year 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The implementation of this standard will not have a material impact on the Company’s consolidated results of operations or financial position.

Index

In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. The Company has adopted the provisions of FSP 157-3 in its financial statements for the year ended December 31, 2008. The adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

4. Acquisition

On May 5, 2008, the Company entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) to purchase Vurv Technology, Inc. (“Vurv”), a privately held company. Vurv is a provider of on demand talent management software.  On July 1, 2008, the Company completed the acquisition of Vurv.  Accordingly, the assets, liabilities and operating results of Vurv are reflected in the Company’s condensed consolidated financial statements for the third quarter of 2008.  The total consideration paid by the Company in connection with the acquisition was approximately $34.4 million in cash and approximately 3.8 million shares of Class A common stock, of which approximately $33.8 million in cash and approximately 3.3 million shares of Class A common stock were paid on the closing date.  Approximately 0.5 million shares were placed into escrow for one year following the closing to be held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties contained in the Reorganization Agreement or certain other events.  Additionally, approximately $0.3 million was placed into escrow to pay for expenses incurred by the stockholder representative in connection with its duties under the Reorganization Agreement, and approximately $0.4 million was placed in escrow to compensate the Company in the event certain expenses are incurred in connection with payments to certain Vurv employees.  In addition, the Company assumed outstanding options to purchase shares of Vurv common stock, which converted into options to purchase approximately 0.4 million shares of our Class A common stock.  Taleo also repaid approximately $9.0 million of Vurv debt on the closing date. No contingent cash payments remain for this transaction.

Under purchase accounting, the purchase price has been preliminarily allocated to the net identifiable intangible assets based on their estimated fair value at the date of acquisition. However, until the close of escrow the price will not be final.  The determination of the value of these components required the Company to make various estimates and assumptions. Critical estimates in valuing certain of the intangible assets include but are not limited to future expected cash flows from product sales and services.  The fair value of deferred revenue was determined based on the estimated direct cost of fulfilling the obligation to the customer plus a normal profit margin while the fair value for all other assets and liabilities acquired was determined based on estimated future benefits or legal obligations associated with the respective asset or liability.  The excess of the purchase price over the net identifiable intangible assets, other identifiable assets and liabilities acquired has been recorded to goodwill. The Company did not record any in-process research and development charges in connection with the acquisition.

Preliminary Allocation of Purchase Price as of September 30, 2008

Amount
(In thousands)
Cash	$223
Accounts receivable, net	8,204
Other current assets	533
Restricted cash	286
Property and equipment	4,844
Goodwill	82,739
Intangible assets	49,947
Non-current assets	196
Accounts payable and accrued liabilities	(12,018)
Other current liabilities	(1,254)
Deferred revenue	(7,267)
Non-current liabilities	(1,379)
Total estimated purchase price	$125,054

Index

Purchase Price

Amount
(In thousands)
Cash	$46,542
Estimated fair value of common stock issued	73,444
Estimated fair value of stock options assumed	1,745
Accrued transaction costs	3,323
Total estimated purchase price	$125,054

Unaudited pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented are shown below.

	Nine Months Ended September 30,
	2008	2007
	Consolidated Proforma
	(In thousands, except per share data)
Revenue	$147,396	$129,204
Net loss attributable to Class A common stockholders	$(19,798)	$(9,393)
Net loss per share attributable to Class A common stockholders - basic and diluted	$(0.68)	$(0.35)
Weighted average Class A common shares - basic and diluted	29,048	27,135

5. Stock-Based Compensation

The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase programs.

Under the provisions of SFAS 123(R) “Share-Based Payment”, the Company recognizes the fair value of stock-based compensation in its condensed consolidated financial statements over the requisite service period of the individual grants, which generally is a four year vesting period.  The Company recognizes compensation expense for the stock options, restricted stock awards, performance share awards and Employee Stock Purchase Plan (“ESPP”) purchases granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period. There was no stock-based compensation expense capitalized during the nine months ended September 30, 2008. Shares issued as a result of stock option exercises, ESPP purchases, performance shares and restricted stock awards are issued out of common stock reserved for future issuance under our stock plans. SFAS 123(R) resulted in the Company recording compensation expense of $3.3 million for the three months ended September 30, 2008 and $8.6 million for the nine months ended September 30, 2008.  The Company recorded compensation expense of $1.9 million for the three months ended September 30, 2007 and $4.7 million for the nine months ended September 30, 2007. The amount recorded in the three and nine months ended September 30, 2008 and 2007 was recorded in the following expense categories:

	Three Months Ended September		Nine Months Ended September
	2008	2007	2008	2007
	(In thousands)
		As restated		As restated
Cost of revenue	$439	$221	$1,073	$574
Sales and marketing	932	470	2,454	1,233
Research and development	423	308	1,009	836
General and administrative	1,517	866	4,027	2,072
Total	$3,311	$1,865	$8,563	$4,715

Index

Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model. The Company estimates the expected volatility of our common stock at the date of grant based on a combination of the Company’s historical volatility and the volatility of comparable companies, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company estimates expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the three and nine months ended September 30, 2008 and 2007, respectively. The Company elected to use the simplified method due to a lack of term length data as the Company had recently gone public in October 2005 and its options meet the criteria of the “plain-vanilla” option as defined by SAB 107. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of employee options. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, it amortizes the fair value on a straight-line basis over the requisite service period of the options that is generally 4 years.

Annualized estimated forfeiture rates based on the Company’s historical turnover rates have been used in calculating the cost of stock options. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

Class A Common Stock Option Plans

At September 30, 2008, 393,935 shares were available for future grants under four of the Company’s option plans, excluding the White Amber stock option plan described in the following section.

Index

The following table presents a summary of the Class A Common Stock option activity for the nine months ended September 30, 2008 and related information:

	Number of Options	Weighted - Average Exercise Price
Outstanding — January 1, 2008	3,523,414	$13.61
Granted	71,000	$18.18
Exercised	(49,253)	$8.38
Forfeited	(124,656)	$14.91
Outstanding — March 31, 2008	3,420,505	$13.73
Granted	387,174	$17.44
Exercised	(132,919)	$13.00
Forfeited	(102,154)	$16.11
Outstanding — June 30, 2008	3,572,606	$14.09
Granted	62,333	$24.09
Exercised	(404,921)	$11.36
Forfeited	(33,955)	$17.13
Outstanding — September 30, 2008	3,196,063	$14.60

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2008 was $13.30 and $9.96 per option, respectively.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $4.5 million and $6.0 million, respectively. As of September 30, 2008, the Company had 2,972,086 options vested or expected to vest over four years with an aggregate intrinsic value of $16.9 million and a weighted average exercise price of $14.38.

The aggregate intrinsic value for options outstanding and exercisable at September 30, 2008 was $11.6 million with a weighted-average remaining contractual life of 6.0 years.

For Class A common stock options, the Company recorded $1.8 million and $5.7 million of compensation expense for the three and nine months ended September 30, 2008, respectively and recorded $1.4 million and $3.6 million of compensation expense for the three and nine months ended September 30, 2007, respectively.  Unamortized compensation cost was $11.3 million as of September 30, 2008. This cost is expected to be recognized over a weighted-average period of 2.4 years.

During the second quarter of 2008, two employees were terminated.  Upon termination, the Company accelerated their unvested stock options and restricted stock awards that were scheduled to vest over the six months following their termination date.  As a result of this accelerated vesting of stock options and restricted stock, the Company recorded shared-based compensation expense of $0.3 million based on the fair value of the stock options and restricted stock on the employee’s termination date using the Black-Scholes valuation model.

Vurv Stock Option Plan

In connection with the July 1, 2008 acquisition of Vurv, Taleo assumed the Vurv stock option agreements under the Vurv Stock Option Plan and converted the outstanding options to 433,820 Taleo stock options at conversion rate of 0.12806-to-1.  Generally, converted Vurv stock options vest annually.  Former Vurv employees with stock options were given service credit towards the vesting of their Taleo stock options.  Vested shares assumed totaled 281,215 while unvested shares assumed totaled 135,675 and cancelled shares assumed totaled 16,930.  Taleo will not grant any stock options under the Vurv Stock Option Plan in the future.

Index

The following table presents a summary of the Vurv Stock Option Plan activity for the three months ended September 30, 2008 and related information:

	Number of Taleo Options	Weighted - Average Exercise Price
Assumed — July 1, 2008	433,820	$24.00
Exercised	(27,245)	$7.21
Forfeited	(116,687)	$28.28
Outstanding — September 30, 2008	289,888	$23.85

The Company estimated the fair value of the Vurv options assumed using the Black-Scholes option valuation model and the following assumptions:

July 1, 2008
Expected volatility	53%
Risk-free interest rate	2.77 to 3.48%
Expected life (in years)	2.36 to 5.94
Expected dividend yield	0%

The total intrinsic value of Vurv options exercised during the three months ended September 30, 2008 was $0.4 million.  As of September 30, 2008, the Company had 271,944 Vurv options vested or expected to vest over four years with an aggregate intrinsic value of $0.8 million and a weighted average exercise price of $23.45.

For Vurv options, the Company recorded $0.2 million of compensation expense for the three and nine months ended September 30, 2008.  Unamortized compensation cost was $0.5 million as of September 30, 2008. This cost is expected to be recognized over a weighted-average period of 1.9 years.

White Amber Stock Option Plan

Pursuant to the October 21, 2003 purchase of White Amber, Inc., the Company issued 206,487 options at $0.78 per share under a new option plan (“the White Amber Stock Option Plan”).  The following table presents a summary of the White Amber Stock Option Plan activity for the nine months ended September 30, 2008 and related information:

	Number of Options	Weighted - Average Exercise Price
Outstanding — January 1, 2008	24,545	$0.78
Exercised	(1,500)	$0.78
Outstanding — March 31, 2008	23,045	$0.78
Exercised	-	$-
Outstanding — June 30, 2008	23,045	$0.78
Exercised	-	$-
Outstanding — September 30, 2008	23,045	$0.78

The total intrinsic value of White Amber options exercised during the three and nine months ended September 30, 2008 was none and $28,000, respectively. For the White Amber Stock Option Plan, the Company recorded no compensation expense for the three and nine months ended September 30, 2008 and September 30, 2007 as White Amber Inc. stock options were fully vested as of December 31, 2006.

Index

Restricted Stock and Performance Shares

The fair value of restricted stock and performance shares is measured based upon the closing Nasdaq Global Market price of the underlying Company stock as of the date of grant. The Company uses historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. Restricted stock and performance share awards are amortized over the vesting period using the straight-line method. Upon vesting, restricted stock units will convert into an equivalent number of shares of common stock. Unamortized compensation cost was $8.2 million as of September 30, 2008. This cost is expected to be recognized over a weighted-average period between 2.0 and 2.8 years.

The following table presents a summary of the restricted stock awards and performance share awards for the nine months ended September 30, 2008 and related information:

	Performance Share Awards	Restricted Stock Awards	Weighted—Average Grant- Date Fair Value
Repurchasable/nonvested balance — January 1, 2008	28,125	200,376	$13.77
Awarded	20,408	246,850	$17.42
Released/vested	(3,004)	(20,162)	$12.03
Forfeited/cancelled	(215)	(22,500)	$11.90
Repurchasable/nonvested balance — March 31, 2008	45,314	404,564	$16.19
Awarded	8,311	101,376	$19.24
Released/vested	(4,347)	(43,208)	$13.97
Forfeited/cancelled	-	(39,688)	$13.64
Repurchasable/nonvested balance — June 30, 2008	49,278	423,044	$17.38
Awarded	254	69,775	$23.22
Released/vested	(4,315)	(28,467)	$14.70
Forfeited/cancelled	-	(17,350)	$24.04
Repurchasable/nonvested balance — September 30, 2008	45,217	447,002	$18.21

For restricted stock and performance share agreements, the Company recorded $1.1 million and $2.1 million of compensation expense for the three and nine months ended September 30, 2008, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2007, respectively.

Employee Stock Purchase Plan

At September 30, 2008, there were 214,022 shares reserved for future issuance under the Company’s ESPP. For the ESPP, the Company recorded $0.2 million and $0.6  million of compensation expense for the three and nine months ended September 30, 2008, respectively, and $0.2 million and $0.4 million for each of the three and nine months ended September 30, 2007. Unamortized compensation cost was $0.1 million as of September 30, 2008. This cost is expected to be recognized over a one month period.

6. Intangible Assets and Goodwill

On July 1, 2008, the Company completed its acquisition of Vurv and the related intangible assets are reflected in the table below. The $82.7 million of increase of goodwill relates to the acquisition of Vurv and has been assigned to the Company’s application services reporting unit. The Company also recorded a $49.9 million increase in intangible assets acquired in the transaction.

During the third quarter of 2008 and as part of the review of the product portfolio acquired in the Vurv acquisition, the Company determined that it would not continue to sell and maintain a product offering referred to as Optimize.  In addition, in the third quarter, the Company approved a plan for the sale or disposition of that product and the associated assets and liabilities.  In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” a newly acquired intangible asset that is expected to be sold shall be classified as held for sale at the acquisition date and shall not be amortized.  As such, the Company classified the $0.7 million of intangible assets related to Optimize as held for sale and did not record amortization expense for these assets in its financial statements during the quarter ended September 30, 2008.  The fair value of the intangible asset was determined based on the present value of the expected future cash flows from the Optimize product line.

Index

In November 2008, the Company entered into an agreement to sell its Optimize product offering, a solution to aid the employee termination process, and the associated assets and liabilities. The sale of Optimize represents the completion of a disposition plan initiated during the third quarter of 2008. The sale of Optimize did not result in a significant gain or loss.

During the nine months ended September 30, 2008, in addition to the Vurv acquisition, goodwill was reduced by a total of $0.1 million due to actual transaction costs associated with both JobFlash and Wetfeet acquisitions being less than previously estimated cost capitalized.

Amortization of intangible assets was $2.8 million and $3.0 million for the three and nine months ended September 30, 2008, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2007, respectively.  A summary of acquired intangible assets at September 30, 2008 and December 31, 2007 is as follows:

Index

		As of September 30, 2008			As of December 31, 2007
	Useful Life	Gross	Accumulated Amortization	Carrying Value	Gross	Accumulated Amortization	Carrying Value
	($ In thousands)
Detail By Acquisition					As Restated

Vurv Technology
Identifiable Intangible Assets
Existing Technology	3	$8,690	$(725)	$7,965
Customer Relationships	7	25,900	(925)	24,975
Customer Relationships - Backlog	3	13,947	(954)	12,993
Trade Name	2	260	(33)	227
Non-compete Agreements	2	410	(51)	359
Intangible Assets Held for Sale		740	-	740
		49,947	(2,688)	47,259

Goodwill		82,739	-	82,739

WetFeet			-	-
Identifiable Intangible Assets
Customer Relationships	4	193	(60)	133	$193	$(24)	$169

Goodwill		1,665	-	1,665	1,727		1,727

JobFlash		-	-	-
Identifiable Intangible Assets
Existing Technology	5	810	(253)	557	810	(132)	678
Customer Relationships	4	290	(113)	177	290	(59)	231
Trade Name	2	20	(16)	4	20	(8)	12

Goodwill		2,014	-	2,014	2,030		2,030

Recruitforce / White Amber*		-	-	-
Identifiable Intangible Assets
Existing Technology	5	2,311	(2,131)	180	2,311	(2,038)	273
Customer Relationships	5	967	(940)	27	967	(926)	41

Goodwill		5,151	-	5,151	5,352		5,352
* White Amber includs $0.9 million customer relationship intangible asset and $1.7 million existing technology (fully amortized) and $3.0 million in goodwill.

SUMMARY			-	-

Identifiable Intangible Assets
Existing Technology		$11,811	$(3,109)	$8,702	$3,121	$(2,170)	$951
Customer Relationships		41,297	(2,992)	38,305	1,450	(1,009)	441
Trade Name		280	(49)	231	20	(8)	12
Non-compete Agreements		410	(51)	359	-	-	-
Intangible Assets Held for Sale		740	-	740	-	-	-
		$54,538	$(6,201)	$48,337	$4,591	$(3,187)	$1,404
Goodwill
Vurv Technology		$82,739	$-	$82,739	$-	$-	$-
WetFeet		1,665	-	1,665	1,727	-	1,727
JobFlash		2,014	-	2,014	2,030	-	2,030
Recruitforce / White Amber		5,151	-	5,151	5,352	-	5,352
		$91,569	$-	$91,569	$9,109	$-	$9,109

Index

The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows:

Estimated Amortization Expense	(In thousands)
Remainder of 2008	$2,795
2009	14,283
2010	11,306
2011	6,233
2012	3,730
2013	3,700
Thereafter	5,550
Total	47,597

Intangible assets held for sale	740

Total	$48,337

7. Property and Equipment

Property and equipment consists of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Computer hardware and software	$45,798	$38,206
Furniture and equipment	3,320	2,681
Leasehold improvements	3,659	3,148
	52,777	44,035
Less accumulated depreciation and amortization	(27,543)	(20,857)
Total	$25,234	$23,178

During the quarter ended September 30, 2008, the Company’s property and equipment increased by $4.8 million as a result of its acquisition of Vurv.  The Vurv assets included $2.2 million in assets which were under capital lease.  Property and equipment included capital leases totaling $3.2 million at September 30, 2008 and $1.1 million at December 31, 2007. All of the capital leases are included in computer hardware and software classification above. Accumulated amortization relating to property and equipment under capital leases totaled $1.2 million at September 30, 2008 and $1.0 million at December 31, 2007. Depreciation and leasehold improvements amortization expense, including amortization of assets under capital leases but excluding amortization of intangible assets, was $3.0 million and $7.6 million for the three and nine months ended September 30, 2008, respectively, and $1.7 million and $4.4 million for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2008 the Company had approximately $1.0 million of computer hardware and software that had been purchased in conjunction with the opening of an additional data center in Amsterdam that occurred in the fourth quarter of 2008. As of September 30, 2008, this hardware and software was not yet placed in use and therefore did not have any depreciation and amortization expense for the three month and nine months ended September 30, 2008.

Index

8. Other Assets

Other assets consist of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
		As restated
Deferred tax asset net of valuation allowance	$2,906	$2,812
Purchase of investment	2,498	-
Other	690	374
	$6,094	$3,186

In September 2008, the Company entered into an agreement with Worldwide Compensation, Inc. (“WWC”), a privately held company that provides compensation management solutions.  The Company invested $2.5 million for a 16% equity investment and an option to purchase WWC. The purchase option is exercisable from June 2009 through December 2009 and will be evaluated each quarter for potential impairment.  In accordance with Accounting Principles Board Opinion No. 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock”, the Company recorded the investment at cost at $1.4 million.

The fair value of the purchase option was recorded in the balance sheet as other assets on the date of issuance at $1.1 million.  The estimated fair value of the purchase option on the date of issuance was determined based on the Black-Scholes model.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consist of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
		As restated
Accounts payable	$5,052	$2,331
Accrued compensation	11,229	8,706
Accrued professional fees	2,924	1,650
Accrued income taxes	340	538
Accrued liabilities and other	9,228	7,462
Total	$28,773	$20,687

10. Common Stock

Reserved Shares of Common Stock

The Company has reserved the following number of shares of Class A common stock as of September 30, 2008 for the exchange of exchangeable shares, awarding of restricted stock awards, release of performance share awards, exercise of stock options and purchases under the employee stock purchase plan:

Index

Exchange of exchangeable shares and redemption of Class B common stock	462,118
Class A Common Stock Plans (excluding the White Amber and Vurv Stock Option Plan)	3,635,215
White Amber Stock Option Plan	23,045
Vurv Stock Option Plan	289,888
Employee Stock Purchase Plan	214,022
Total	4,624,288

11. Income Taxes

For the three and nine months ended September 30, 2008, the Company recorded an income tax expense of $0.6 million and $0.1 million, respectively.  The tax expense consists of U.S. income taxes; foreign income taxes and the usage of acquired net operating loss carry forwards.

Effective January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48.  Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2008, accrued interest related to uncertain tax positions was less than $0.1 million. As the Company has net operating loss carryforwards for federal and state purposes, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years. With few exceptions, the Company is no longer subject to foreign income tax examinations by tax authorities for years before 2002.

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

12. Commitments and Contingencies

Operating Leases — The Company leases certain equipment, internet access services and office facilities, under non-cancelable operating leases or long-term agreements.  Rental expense under these agreements for the three and nine months ended September 30, 2008 was $1.7 million and $4.5 million, respectively.  Rental expense for the three and nine months ended September 30, 2007 was approximately $1.6 million and $5.2 million, respectively. In addition to operating leases, the Company has entered into software license and maintenance agreements for database software used in the production environment.  Total payments related to these agreements are included in the software contract column below.

Software Contracts - The Company has entered into software license and maintenance agreements for database software used in the production environment.  Total payments related to these agreements are included in the software contract column below.

Index

Capital Leases -  See Note 7 “Property and Equipment” for additional information regarding capital leases.

The minimum non-cancelable scheduled payments under these agreements at September 30, 2008 are as follows:

	Operating Leases
	Equipment Leases	Facility Leases	Third Party Hosting Facilities	Total Operating Leases	Software Contracts	Capital Leases (1)	Total
		(In thousands)			(In thousands)	(In thousands)	(In thousands)
Remainder of 2008	$148	$1,144	$501	$1,793	$1,340	$389	$3,522
2009	111	3,225	911	4,247	1,918	1,165	7,330
2010	36	2,274	305	2,615	221	430	3,266
2011	14	960	203	1,177	-	66	1,243
2012	-	980	-	980	-	41	1,021
2013	-	451	-	451	-	7	458
Total	$309	$9,034	$1,920	$11,263	$3,479	$2,098	$16,840
Less amounts representing interest						(115)
Present value of minimum lease payments						$1,983
Less current portion						(1,247)
Noncurrent portion						$736

(1) Includes interest.

Litigation

Kenexa Litigation

Kenexa BrassRing, Inc., (“Kenexa”) filed suit against the Company in the United States District Court for the District of Delaware on August 27, 2007.  Kenexa alleges that the Company has infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining the Company from further infringement.  The Company answered Kenexa’s complaint on January 28, 2008.  On May 9, 2008, Kenexa filed a similar lawsuit against Vurv Technology, Inc. (“Vurv”) in the United States District Court for the District of Delaware, alleging that Vurv has infringed Patent Nos. 5,999,939 and 6,996,561, and seeking monetary damages and an order enjoining Vurv from further infringement.  Vurv answered Kenexa’s complaint on May 29, 2008. Vurv was acquired by the Company on July1, 2008.  Management has reviewed these matters and believes that neither the Company’s nor Vurv’s software products infringe any valid and enforceable claim of the asserted patents.  The Company has engaged in settlement discussions with Kenexa, but no settlement agreement has been reached.  Litigation is ongoing with respect to these matters.

On June 30, 2008, the Company filed a reexamination request with the United States Patent and Trademark Office (“USPTO”), seeking reconsideration of the validity of Patent No. 6,996,561 based on prior art that the Company presented with its reexamination request.  Finding that the Company’s reexamination request raised a “substantial new question of patentability,” the USPTO ordered reexamination of Patent No. 6,996,561 on September 5, 2008.  On November 13, 2008, the USPTO issued an office action rejecting all of the claims of Patent No. 6,996,561 because they are either anticipated by or unpatentable over the prior art.  The USPTO’s reexamination of Patent No. 6,996,561 is ongoing.

In a separate action filed on June 25, 2008 in the United States District Court for the District of Delaware, Kenexa Technology, Inc. has asserted claims against the Company for tortious interference with contract, unfair competition, unfair trade practices, and unjust enrichment arising from the Company’s refusal to allow Kenexa employees to access and use the Company’s proprietary applications to provide outsourcing services to a Taleo customer, and seeking monetary damages and injunctive relief.  The Company answered Kenexa Technology, Inc.’s complaint on July 23, 2008.  On October 16, 2008, the Company amended its answer and filed counterclaims against Kenexa Technology, Inc., alleging copyright infringement, misappropriation of trade secrets, interference with contractual relations, and unfair competition arising from Kenexa’s unauthorized access and use of the Taleo products in the course of providing outsourcing services to the Company’s customers, and seeking declaratory judgment, monetary damages, and injunctive relief.

Index

Securities Claims

On November 14, 2008, following the announcement that the Company was re-evaluating certain of its historical and current accounting practices, a shareholder class action lawsuit entitled Brett Johnson v. Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV-08-5182 SC, was filed in the United States Court for the Northern District of California.  The complaint alleged violations of §10(b) of the Exchange Act and SEC Rule 10b-5.  The Johnson lawsuit was dismissed without prejudice on December 22, 2008.  On December 17, 2008, a second substantially similar shareholder lawsuit entitled Terrence Popyk v. Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV 08-5634 PH, was filed in the United States District Court for the Northern District of California; the Popyk lawsuit was dismissed without prejudice on January 20, 2009.  On January 13, 2009, a third shareholder lawsuit entitled Scott Stemper v Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV 09-0151 JSW, was filed in the United States District Court for the Northern District of California.  On February 9, 2009, the court renamed the Stemper action “In re Taleo Corporation Securities Litigation” and appointed the Greater Pennsylvania Carpenter’s Fund as lead plaintiff.  The court has scheduled a case management conference for September 11, 2009.  No motions are currently pending before the court.

The operative complaint alleges that defendants engaged in securities fraud in violation of §10(b) of the Exchange Act and SEC Rule 10b-5.  The fraud allegations include a failure to apply GAAP in the reporting of quarterly and annual financial statements and securities prospectuses from the time of our initial public offering to the most recent filing with the SEC.  The complaint seeks an unspecified amount of damages on behalf of a purported class of individuals or institutions who purchased or acquired shares of the Company’s common stock between October 4, 2005 and November 8, 2008.

Other Matters

In addition to the matters described above, the Company is subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against it by customers, former employees and advisors and competitors.  The Company has accrued for estimated losses in the accompanying unaudited condensed consolidated financial statements for matters where it believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.  Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, is likely to have a material adverse effect on the Company’s financial position or results of operations. However litigation is subject to inherent uncertainties and the Company’s view on these matters may change in the future.   Were an unfavorable outcome to occur in any one or more of those matters or the matters described above, over and above the amount, if any, that has been estimated and accrued in our unaudited condensed consolidated financial statements, it could have a material adverse effect on the Company’s business, financial condition, results of operations and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

Certain of the Company’s agreements also include clauses whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for claims resulting from acts of the Company, the Company’s employees or subcontractors that result in bodily injury, property damage or other damages. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is in some cases unlimited; however, the Company has general and umbrella insurance policies that would enable the recovery of a portion of certain amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

As permitted under Delaware corporate law, the Company has indemnification agreements with its current and former directors and executive officers whereby the Company will indemnify them to the maximum extent allowable under Delaware law for certain events or occurrences while the director or officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification is perpetual as to events or occurrences that take place while the director or officer is, or was, serving at the request of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, directors and officers insurance policies limit the Company’s exposure and enable the recovery of a portion of any future amounts paid. As a result of insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

Index

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

13. Net Income / (Loss) Per Share

For the three and nine months ended September 30, 2008, the Company had net loss of $(6.2) million and $(5.7) million, respectively.  During the three and nine months ended September 30, 2007, the Company had net income of $1.7 million and $0.7 million, respectively. Diluted net income per share is calculated based on outstanding Class A common stock, stock options, ESPP shares and exchangeable shares. Exchangeable shares are represented by Class B common stock. Each exchangeable share can be converted to one Class A common stock; therefore, exchangeable shares are included in the calculation of fully diluted earnings per share during periods in which the Company had net income.

Antidilutive securities, which consist of exchangeable shares and stock options that are not included in the diluted net income per share calculation, aggregated on a weighted average share basis to 4,739,606 and 4,477,116 for the three and nine months ended September 30, 2008.

A summary of the earnings or loss applicable to each class of common shares is as follows:

	Three months ended September 30,
	2008		2007
	Class A Common	Class B Common(1)	Class A Common	Class B Common(1)
	(In thousands, except per share data)
			As restated
Allocation of net income / (loss)	$(6,216)	-	$1,706	-
Weighted-average shares outstanding — basic	29,388	462	24,638	804
Weighted-average shares outstanding — diluted	29,388	462	28,771	980
Net income / (loss) per share — basic	$(0.21)	-	$0.07	-
Net income / ( loss) per share — diluted	$(0.21)	-	$0.06	-

	Nine months ended September 30,
	2008		2007
	Class A Common	Class B Common(1)	Class A Common	Class B Common(1)
	(In thousands, except per share data)
			As restated
Allocation of net income / (loss)	$(5,700)	-	$662	-
Weighted-average shares outstanding — basic	26,818	495	23,790	1,249
Weighted-average shares outstanding — diluted	26,818	495	28,225	1,874
Net income / (loss) per share — basic	$(0.21)	-	$0.03	-
Net income / ( loss) per share — diluted	$(0.21)	-	$0.02	-

(1)	Class B common stock is non-participating in periods of net income or net losses and as a result has no attribution of earnings or losses for the purposes of calculating earnings per share.

Index

14. Segment and Geographic Information

The Company follows the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which establishes standards for reporting information about operating segments and requires selected information about operating segments in interim financial reports issued to stockholders. The Company is organized geographically and by line of business. The Company has two operating segments: application and consulting services. The application services segment is engaged in the development, marketing, hosting and support of the Company’s software applications. The consulting services segment offers implementation, business process reengineering, change management, and education and training services. The Company does not allocate or evaluate assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segment.

The following table presents a summary of operating segments:

	Application	Consulting	Total
	(In thousands)
Three Months Ended September 30, 2008:
Revenue	$37,469	$9,177	$46,646
Contribution margin(1)	$19,098	$1,920	$21,018

Three Months Ended September 30, 2007
	As restated
Revenue	$27,363	$6,016	$33,379
Contribution margin(1)	$16,231	$1,217	$17,448

	Application	Consulting	Total
	(In thousands)
Nine Months Ended September 30, 2008:
Revenue	$98,362	$22,015	$120,377
Contribution margin(1)	$52,947	$3,475	$56,422

Nine Months Ended September 30, 2007
	As restated
Revenue	$76,546	$16,405	$92,951
Contribution margin(1)	$44,118	$3,168	$47,286

(1) The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Index

Profit Reconciliation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
		As restated		As restated
Contribution margin for operating segments	$21,018	$17,448	$56,422	$47,286
Sales and marketing	(15,953)	(9,949)	(38,455)	(26,891)
General and administrative	(9,593)	(6,303)	(23,379)	(18,054)
Restructuring and severance expense	(1,330)	-	(1,611)	-
Interest and other income, net	203	715	1,412	2,035

Income / (loss) before provision / (benefit) for income taxes	$(5,655)	$1,911	$(5,611)	$4,376

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(Based on location of Taleo Contracting entity)		As restated		As restated
United States	95%	94%	94%	93%
Canada	4%	5%	5%	5%
All other	1%	1%	1%	2%
	100%	100%	100%	100%

The geographic mix of application services revenue based on the region of location of the customer contracting in the three month period ended September 30, 2008 was 83% from the United States, 5% from Canada, 8% from Europe, and 4% from the rest of the world.  For the three month period ended September 30, 2007 it was 86% from the United States, 6% from Canada, 6% from Europe and 2% from the rest of the world.  For the nine months ended September 30, 2008 it was 83% from the United States, 6% from Canada, 7% from Europe, and 4% from the rest of the world. For the nine months ended September 30, 2007 it was 86% from the United States, 5% from Canada, 6% from Europe, and 3% from the rest of the world.  Due to the nature of consulting services revenue recognition it is impracticable to determine revenue by location of the customer contracting..

During the three and nine months ended September 30, 2008 and 2007, there were no customers that individually represented greater than 10% of the Company’s total revenue or accounts receivable, respectively.

15. Comprehensive Income / (Loss)

Comprehensive income (loss), net of income taxes, includes foreign currency translation gains and losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
		As restated		As restated
Net income / (loss)	$(6,216)	$1,706	$(5,700)	$662
Net foreign currency translation gain / (loss)	(221)	751	(451)	1,509
Comprehensive income / (loss)	$(6,437)	$2,457	$(6,151)	$2,171

Index

16. Restructuring, Severance and Exit Costs

Summary

Restructuring

During the second quarter of 2008, the Company initiated a restructuring plan (the “Plan”) to reorganize the Company as a result of the Vurv acquisition.  The Plan was completed in the fourth quarter of 2008 and resulted in the termination of approximately 34 persons throughout the organization and the closure of certain U.S. and international facilities. During the three and nine months, the Company incurred severance expense of $1.3 million and $1.6 million, respectively.  The Company incurred an additional $0.3 million in the fourth quarter of 2008 in connection with the departure of the remaining employees.  These severance costs were recorded as restructuring expenses in the Company’s condensed consolidated financial statements.

At September 30, 2008, the Company had $0.6 million accrued as a current liability on our condensed consolidated balance sheet for restructuring charges. We recognize restructuring costs in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities.".  The following table sets forth an analysis of the components of the restructuring charges, payments made against the accrual and other provisions for the three and nine months ended September 30, 2008.

Restructuring	Severance	Facilities	Total
	(In thousands)
Provision	$281	$-	$281
Deduction for payments	(281)	-	(281)
Balance at June 30, 2008	-	-	-
Provision	1,296	34	1,330
Deduction for payments	(660)	(34)	(694)
Balance at September 30, 2008	$636	$-	$636

Exit Costs –San Francisco Lease

During July 2006, the Company moved its corporate offices from San Francisco, California to Dublin, California. As a result of this relocation, the Company has recorded a provision for the exit from the San Francisco facility in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” As a part of this provision, the Company has taken into account that on October 19, 2006 it entered into an agreement to sublease its San Francisco facility, consisting of approximately 12,000 square feet. As of September 30, 2008, pursuant to the lease for the Company’s San Francisco facility, cash payments totaling $0.3 million remain to be made through July 2009 and the associated remaining unpaid lease costs, net of sublease rental income of $0.2 million, as of September 30, 2008 is approximately $0.1 million. The total estimated cost associated with the exit from the San Francisco facility is $0.4 million.

	Lease payments	Sublease rental income	Net liability
Liability for the Remaining Net Lease Payments for the San Francisco Facility	(In thousands)
Liability at January 1, 2008	$609	$(443)	$166
Cash receipts / (payments)	(94)	67	(27)
Liability at March 31, 2008	515	(376)	139
Cash receipts / (payments)	(95)	67	(28)
Liability at June 30, 2008	$420	$(309)	$111
Cash receipts / (payments)	(96)	67	(29)
Liability at September 30, 2008	$324	$(242)	$82

Index

Transition of Time and Expense Services Processing

As a result of the Company’s decision in 2007 to discontinue the time and expense processing services related to its Taleo Contingent solution, there were a total of approximately 38 full time positions that could have been terminated as part of this transition, which was completed in August 2008. As of September 30, 2008, 34 positions were terminated and 4 were reassigned to other departments. If an employee was terminated and remained employed through the transition date, the terminated employee was entitled to an exit package. The total liability for exit packages of $0.6 million has been paid as of September 30, 2008.  Total costs for the nine months ended September 30, 2008 was $0.1 million while total expense for three and nine months ended September 30, 2007 was $0.1 million and $0.4 million, respectively.  These costs were recorded in operating expenses.

17. Employee Benefit Plans

The Company maintains a 401(k) profit-sharing plan (the “401(k) Plan”) covering substantially all U.S. employees. Pursuant to the 401(k) Plan, the Company may elect to match employee contributions to the 401(k) Plan, not to exceed 6% of an employee’s compensation. Effective January 1, 2008, the Company has instituted a 401(k) matching program with the following specifics: (i) for employee contributions to the 401(k) Plan of up to 4% of the each employee’s base salary, the Company will match such employee contributions at a rate of $0.50 for every $1.00 contributed by the employee; and (ii) the Company 401(k) matching program has a three year vesting period. The Company recorded $0.1 million and $0.3 million in employee related costs during the three and nine months ended September 30, 2008 as a result of the adoption of this program.

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

Restatement of Condensed Consolidated Financial Statements

We have restated our audited consolidated balance sheet as of December 31, 2007, and the unaudited condensed consolidated statement of operations and cash flows for the three and nine months ended September 30, 2007, including the applicable notes as reflected in this Form 10-Q. For additional information about the restatement, please see the Explanatory Note Regarding Restatement immediately preceding Part I, Item 1 and Note 2 of the Notes to Condensed Consolidated Financial Statements, “Restatement of Condensed Consolidated Financial Statements.”

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

Overview

We deliver on-demand talent management solutions that enable organizations to assess, acquire, develop, and align their workforces for improved business performance. We were incorporated under the laws of Delaware in May 1999.

Index

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

On May 5, 2008, we entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) to purchase Vurv Technology, Inc. (“Vurv”), a privately held company. Vurv is a provider of on demand talent management software.  On July 1, 2008, we completed the acquisition of Vurv.  Accordingly, the assets, liabilities and operating results of Vurv are reflected in our condensed consolidated financial statements for the third quarter of 2008.  The total consideration paid by us in connection with the acquisition was approximately $34.4 million in cash and approximately 3.8 million shares of Class A common stock, of which approximately $33.8 million in cash and approximately 3.3 million shares of Class A common stock were paid on the closing date.  Approximately 0.5 million shares were placed into escrow for one year following the closing to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties contained in the Reorganization Agreement or certain other events.  Additionally, approximately $0.3 million was placed into escrow to pay for expenses incurred by the stockholder representative in connection with its duties under the Reorganization Agreement, and approximately $0.4 million was placed in escrow to compensate us in the event certain expenses are incurred in connection with payments to certain Vurv employees.  In addition, we assumed outstanding options to purchase shares of Vurv common stock, which converted into options to purchase approximately 0.4 million shares of our Class A common stock.  We also repaid approximately $9.0 million of Vurv debt on the closing date and no contingent cash payments remain for this transaction.

During the second quarter of 2008, we initiated a restructuring plan (the “Plan”) to reorganize our company as a result of the Vurv acquisition.  The Plan was completed in the fourth quarter of 2008 and resulted in the termination of approximately 34 persons throughout the organization and the closure of certain U.S. and international facilities. During the quarter ended September 30, 2008 and the nine months ended September 30, 2008, we incurred severance expense of $1.3 million and $1.6 million, respectively.  We incurred an additional $0.3 million in expense in the fourth quarter of 2008 in connection with the departure of the remaining employees.  These severance costs were recorded as restructuring expenses in our condensed consolidated financial statements.

In September 2008, we entered into an agreement with Worldwide Compensation, Inc. (“WWC”), a privately held company that provides compensation management solutions.  We invested $2.5 million for a 16% equity investment and an option to purchase WWC. The purchase option is exercisable from June 2009 through December 2009 and will be evaluated each quarter for potential impairment.  In accordance with Accounting Principles Board Opinion No. 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock”, we recorded the investment at cost at $1.4 million.

The fair value of the purchase option was recorded in the balance sheet as other assets on the date of issuance at $1.1 million.  The estimated fair value of the purchase option on the date of issuance was determined based on the Black-Scholes model.

We focus our evaluation of our operating results and financial condition on certain key metrics, as well as certain non-financial aspects of our business. Included in our evaluation of our financial condition are our revenue composition and growth, net income, and our overall liquidity that is primarily comprised of our cash and accounts receivable balances. Non-financial data is also evaluated, including purchasing trends for software applications across industries and geographies, input from current and prospective customers relating to product functionality and general economic data. For example, during 2008 we have observed a lengthening in the completion of procurement cycles with our customers and potential customers which we believe may be related to the general economic outlook of our customers.  While we did not see any significant change in our business activity and demand for our applications in the third quarter, as we look ahead, these same factors may result in longer and less predicable sales cycles for our solutions. We use the financial and non-financial data described above to assess our historic performance, and also to plan our future strategy.  We continue to believe that our strategy and our ability to execute may enable us to improve our relative competitive position in a difficult economic environment and may provide long-term growth opportunities given the cost saving benefits of our solutions and the business requirements our solutions address.

Index

Sources of Revenue

We derive our revenue from two sources: application revenue and consulting revenue.

Application Revenue

Application revenue is generally comprised of subscription fees from customers accessing our applications, which includes the use of the application, application and data hosting and maintenance of the application. The majority of our application subscription revenue is recognized monthly over the life of the application agreement, based on a stated, fixed-dollar amount. Revenue associated with our Taleo Contingent solution was recognized based on a fixed contract percentage of the dollar amount invoiced for contingent labor through use of the application. Effective March 2007, we ceased entering into agreements to provide time and expense processing as a component of our Taleo Contingent solution.  As a result, Taleo Contingent processing activity declined in 2007 and ended during the three months ended June 30, 2008.

The term of our application agreements for Taleo Enterprise Edition signed with new customers in the third quarter of 2008 and 2007 was typically three or more years. The term of application agreements for Taleo Business Edition signed with new customers in the third quarter of 2008 and 2007 is typically one year. Our customer renewals on a dollar basis have historically been greater than 95%.

Application agreements entered into during the first nine months of 2008 and 2007 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations.

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

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of application revenue primarily consists of expenses related to hosting our application and providing support, including employee related costs and depreciation expense associated with computer equipment and the amortization of intangible assets acquired in connection with Vurv. We allocate overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on employee count. As such, overhead expenses are reflected in each cost of revenue and operating expense category. We deliver our solutions from nine primary data centers that host the applications for all of our customers. This includes an additional data center in Amsterdam that as of September 30, 2008, we were in the process of opening, which subsequently went into production in the fourth quarter of 2008.

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

Index

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related expenses for our sales and marketing staff, including commissions, marketing programs, allocated overhead and amortization of intangibles recorded as a result of acquisitions. Marketing programs include advertising, events, corporate communications, and other brand building and product marketing expenses. As our business grows, we plan to continue to increase our investment in sales and marketing by adding personnel, building our relationships with partners, expanding our domestic and international selling and marketing activities, building brand awareness, and sponsoring additional marketing events.

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

General and Administrative

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resource, legal, operations and management information systems personnel, professional fees, board compensation and expenses, expenses related to potential mergers and acquisitions, other corporate expenses and allocated overhead.

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

Revenue Recognition

We derive revenue from fixed subscription fees for access to and use of our on-demand application services, and from consulting fees.

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

Our application and consulting fee revenue is recognized when all of the following conditions have been satisfied:

•	persuasive evidence of an agreement exists;

•	delivery has occurred;

Index

•	fees are fixed or determinable; and

•	the collection of fees is considered probable.

If collection is not considered probable, we recognize revenues when the fees for the services performed are collected. In addition, if non-standard acceptance periods or non-standard performance criteria are required, we recognize revenue upon the satisfaction of the acceptance or performance criteria, as applicable.

We utilize the provisions of EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” to determine whether our arrangements containing multiple deliverables contain more than one unit of accounting. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis and there must be objective and reliable evidence of  fair value of any undelivered element.  Our consulting services have standalone value because those services are sold separately by other vendors and we have objective and reliable evidence of fair value for consulting services based on the consistency in pricing when sold separately.  Our application services have standalone value because we often sell such services separately; however, in multiple element arrangements that include both application and consulting services we generally do not have objective and reliable evidence of fair value for our application services.  As such, we treat multiple element arrangements that include both application and consulting services as a single unit of accounting and recognize the combined revenue over the subscription term.

Our objective and reliable evidence of fair value for consulting services and our assessment of fair value with respect to application services are used to derive a reasonable approximation for presenting application services and consulting services separately in our condensed consolidated financial statements.

Application Revenue

The majority of our application revenue is recognized monthly over the life of the application agreement, based on stated, fixed-dollar amount contracts with our customers and consists of:

•	fees paid for subscription services;

•	amortization of any related set-up fees; and

•	amortization of fees paid for hosting services and software maintenance services under certain software license arrangements.

Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the longer of the life of the application agreement or the expected lives of customer relationships, which generally range from three to seven years. We continue to evaluate the length of the amortization period of the set up fees as we gain more experience with customer contract renewals.

Our revenue associated with the time and expense processing functionality of our Taleo Contingent solution was recognized based on a fixed, contracted percentage of the dollar amount invoiced for contingent labor through use of the application, and was recorded on a net basis under the provisions of EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” as we were not the primary obligor under the arrangements, the percentage earned by us was typically fixed, and we did not take credit risk.

Consulting Revenue

Consulting revenue consists primarily of fees associated with application configuration, integration, business process re-engineering, change management, and education and training services.  In arrangements that include both an application subscription and consulting services, the related consulting revenues are recognized ratably over the remaining subscription term.  The Company’s consulting engagements are typically billed on a time and materials basis and, for engagements sold separately from application services, we recognize consulting revenues as delivered.   In some instances we sell consulting services on a fixed-fee basis and, in those cases, for engagements sold separately from application services, we recognize consulting revenues using a proportional performance model based on services performed. Associated out-of-pocket travel and expenses related to the delivery of consulting services is typically reimbursed by the customer. This is accounted for as both revenue and expense in the period the cost is incurred. From time to time, certain of our consulting projects are subcontracted to third parties. Our customers may also elect to use unrelated third parties for the types of consulting services that we offer. Our typical consulting contract provides for payment within 30 to 60 days of invoice.

Index

Research and Development

We account for software development costs under the provisions of Statement of Financial Accounting Standards, or SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Accordingly, we capitalize certain software development costs after technological feasibility of the product has been established. Such costs have been immaterial to date, and accordingly, no costs were capitalized during the three and nine months ended September 30, 2008 and 2007.

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

Goodwill, Other Intangible Assets and Long-Lived Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we conduct a test for the impairment of goodwill on at least an annual basis. We adopted October 1 as the date of the annual impairment test.  The impairment test first compares the fair value of reporting units to their carrying amount, including goodwill, to assess whether impairment is present. Based on our most recent assessment test, the fair value of the reporting units exceeds our carrying value and therefore we do not have impairment as of October 1, 2008. We will assess the impairment of goodwill annually on October 1, or sooner if indicators of impairment arise.

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

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards and stock based compensation deductions. We assess the likelihood that deferred tax assets will be recovered from future taxable income and a valuation allowance is recognized if it is more likely than not that some or all of the deferred tax assets will not be recognized. In the quarter ended March 31, 2008, we reduced approximately $332,000 of our U.S. valuation allowance on the deferred tax asset relating to the federal minimum tax credits, since it was determined to be more likely than not that these assets would be realized. We continue to maintain a full valuation allowance on our remaining U.S. deferred tax assets. A portion of the remaining valuation allowance pertains to deferred tax assets established in connection with prior acquisitions, and to the extent that this portion of the valuation allowance is reversed in 2008, goodwill will be adjusted.  Following the adoption of SFAS 141R, any reversals of valuation allowances will affect the Company’s effective tax rate.    Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.

Index

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Condensed Consolidated Statement of Operations Data:
Revenue:
Application	80%	82%	82%	82%
Consulting	20%	18%	18%	18%
Total revenue	100%	100%	100%	100%
Cost of revenue (as a percent of related revenue):
Application	26%	20%	23%	21%
Consulting	79%	80%	84%	81%
Total cost of revenue	37%	31%	34%	31%
Gross profit	63%	69%	66%	69%
Operating expenses:
Sales and marketing	34%	30%	32%	29%
Research and development	18%	17%	19%	18%
General and administrative	21%	19%	19%	19%
Restructuring	3%	0%	1%	0%
Total operating expenses	76%	66%	71%	66%
Operating income / (loss)	-13%	4%	-6%	3%
Other income (expense):
Interest income	1%	2%	1%	2%
Interest expense	0%	0%	0%	0%
Total other income, net	1%	2%	1%	2%
Income / (loss) before provision / (benefit) for income taxes	-12%	5%	-4%	5%
Provision / (benefit) for income taxes	1%	1%	0%	4%
Net income / (loss)	-13%	5%	-5%	1%

Index

Comparison of the Three and Nine Months Ended September 30, 2008 and 2007

We have restated our unaudited condensed consolidated statement of operations and cash flows for the three and nine months ended September 30, 2007.   For additional information about the restatement, please see the Explanatory Note Regarding Restatement to this report and Note 2 of the Notes to Condensed Consolidated Financial Statements, “Restatement of Consolidated Financial Statements.”   The following discussion and analysis of our financial results of operations incorporates the restated amounts.

Revenue

	Three months ended September 30,
	2008	2007	$ change	% change
	(In thousands)
Application revenue	$37,469	$27,363	$10,106	37%
Consulting revenue	9,177	6,016	3,161	53%
Total revenue	$46,646	$33,379	$13,267	40%

During the three months ended September 30, 2008, application revenue increased due to successful renewals of existing customers, sales to new customers, sales of additional applications and broader roll out of our applications by existing customers, and the addition of customers through our acquisition of Vurv on July 1, 2008.  Application revenue associated with our product lines for larger, more complex organizations, increased by $8.0 million as compared to the same period in 2007.  Application revenue associated with our product lines for smaller, less complex organizations, increased by $2.2 million as compared to the same period in 2007.  The product line revenue changes above include $5.0 million in revenue from legacy Vurv product lines which we acquired as a result of our acquisition of Vurv.  The prices of our applications were relatively consistent on a period-to-period comparative basis.

During the three months ended September 30, 2008, the increase in consulting revenue was primarily attributable to the addition of consulting engagements for legacy Vurv customers acquired through the Vurv acquisition.  These legacy consulting engagements resulted in a one time increase of approximately $1.8 million for the three months ended September 30, 2008. The remaining increase in consulting revenue was related to the increase in our overall business and growth in application sales. The prices of our consulting services were relatively consistent on a period-to-period comparative basis.

Index

	Nine months ended September 30,
	2008	2007	$ change	% change
	(In thousands)
Application revenue	$98,362	$76,546	$21,816	29%
Consulting revenue	22,015	16,405	5,610	34%
Total revenue	$120,377	$92,951	$27,426	30%

During the nine months ended September 30, 2008, application revenue increased due to successful renewals of existing customers, sales to new customers, and sales of additional applications and broader roll out of our applications by existing customers, and the addition of customers through our acquisition of Vurv on July 1, 2008.  Application revenue associated with our product lines for larger, more complex organizations, increased by $16.7 million as compared to the same period in 2007.  Application revenue associated with our product lines for smaller, less complex organizations, increased by $5.1 million as compared to the same period in 2007.  The product line revenue changes above include $5.0 million revenue from legacy Vurv product lines which we acquired as a result of our acquisition of Vurv.  The prices of our applications were relatively consistent on a period-to-period comparative basis.

During the nine months ended September 30, 2008, the increase in consulting revenue was attributable to both the addition of the consulting engagements for legacy Vurv customers acquired through the Vurv acquisition as well as to the increase in our overall business and growth in application sales.  These legacy consulting engagements resulted in an increase of approximately $1.8 million for the nine months ended September 30, 2008.  The prices of our consulting services were relatively consistent on a period-to-period comparative basis.

Prior to January 1, 2005, certain of our subsidiaries outside of North America were the contracting parties for sales transactions within their regions. After January 1, 2005, our U.S. company has been the contracting party for all new sales agreements and renewals of existing sales agreements entered into with customers outside of North America. As our customers renew their agreements with us over time, the percentage of total revenue identified to our subsidiaries outside of North America should decline.  Vurv foreign subsidiaries contracted sales transaction directly and this has been taken into account in the following analysis.  The geographic mix of total revenue, based on the country of location of the Taleo contracting entity, for each of the three months ended September 30, 2008 was 95%, 4% and 1% in the United States, Canada and the rest of the world, respectively, as compared to 94%, 5% and 1%, respectively, for the three months ended September 30, 2007.  For the nine months ended September 30, 2008 the geographic mix of total revenue was 94%, 5% and 1% in the United States, Canada and the rest of the world, respectively, as compared to 93%, 5% and 2%, respectively, for the nine months ended September 30, 2007.  We also track the geographic mix of our revenue on the basis of the location of the contracting entity for our customers. The geographic mix of application services revenue, based on the country of location of the customer contracting entity, for the three months ended September 30, 2008 was 83% from the United States, 5% from Canada, 8% from Europe, and 4% from the rest of the world, as compared to 86% from the United States, 6% from Canada, 6% from Europe and 2% from the rest of the world for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, the geographic mix of total revenue, based on the country of location of the customer contracting entity, was 83% from the United States, 6% from Canada, 7% from Europe, and 4% from the rest of the world, as compared to 86% from the United States, 5% from Canada, 6% from Europe, and 3% from the rest of the world.  Due to the nature of consulting services revenue recognition it is impracticable to determine revenue by location of the customer contracting.

Cost of Revenue

	Three months ended September 30,
	2008	2007	$ change	% change
	(In thousands)
Cost of revenue - application	$9,885	$5,512	$4,373	79%
Cost of revenue - consulting	7,257	4,799	2,458	51%
Cost of revenue - total	$17,142	$10,311	$6,831	66%

During the three months ended September 30, 2008, cost of application revenue increased primarily as a result of a $1.4 million increase in hosting facilities cost, a $1.5 million increase in employee related cost (including $0.1 million in stock based compensation expense), a $0.8 million increase in depreciation and amortization, a $0.2 million increase in telecommunications, a $0.2 million increase in overhead allocations, a $0.1 million increase in travel expenses and a $0.2 million net increase in other operating expenses.

Index

The increase in cost of application revenue was primarily driven by: a net headcount increase of 52 persons as compared to the same quarter in the prior year (including the addition of 60 former Vurv employees in the third quarter of 2008);  additional costs related to hosting of the legacy Vurv applications (including third party software costs, internet bandwidth costs, and costs associated with legacy Vurv hosting facilities) and additional third party software costs related to the legacy Taleo applications;  and amortization expenses attributable to the amortization of intangible assets acquired from Vurv.

During the three months ended September 30, 2008, cost of consulting revenue increased primarily as a result of a $1.8 million increase in employee-related costs (including $1.0 million in stock based compensation expense), a $0.5 million increase in professional services, a $0.2 million increase in travel expenses and a $0.1 million increase in overhead allocation costs, partially offset by a $0.1 million net decrease in other operating expenses.

The increase in employee related costs resulted from a net increase in headcount of 44 persons as compared to the same quarter in the prior year (including the addition of 35 former Vurv employees in the third quarter of 2008).  Additionally, professional services expenses increased as a result of our subcontracting portions of consulting services to third parties.

	Nine months ended September 30,
	2008	2007	$ change	% change
	(In thousands)
Cost of revenue - application	$22,530	$15,926	$6,604	41%
Cost of revenue - consulting	18,540	13,237	5,303	40%
Cost of revenue - total	$41,070	$29,163	$11,907	41%

During the nine months ended September 30, 2008, cost of application revenue increased primarily as a result of a $3.2 million increase in hosting facilities cost, a $2.0 million increase in employee related cost (including $0.2 million in stock based compensation expense), a $0.8 million increase in depreciation and amortization, a $0.2 million increase in overhead allocations, a $0.1 million increase in travel expenses and a $0.3 million net increase in other operating expenses.

The increase in cost of application revenue was primarily driven by: a net headcount increase of 52 persons as compared to the same period in the prior year (including the addition of 60 former Vurv employees during the nine months ended September 30, 2008), higher salaries for headcount added over the period, and severance costs related to employees of our discontinued time and expense processing business;  additional costs related to hosting of the legacy Vurv applications (including third party software costs, internet bandwidth costs, and costs associated with legacy Vurv hosting facilities in the third quarter of 2008) and additional hosting and third party software costs related to the legacy Taleo applications; and amortization expenses attributable to the amortization of intangible assets acquired from Vurv.

During the nine months ended September 30, 2008, cost of consulting revenue increased primarily as a result of a $3.8 million increase in employee-related costs (including $0.3 million in stock based compensation expense), a $0.5 million increase in travel expenses, a $0.4 million increase in overhead allocation costs, and a $0.7 million increase in professional services, partially offset by a $0.1 million net decrease in other operating expenses.

The increase in cost of consulting revenue was primarily driven by: a net headcount increase of 44 persons as compared to the same period in the prior year (including the addition of 35 former Vurv employees during the nine months ended September 30, 2008); professional service fees from our subcontracting portions of our consulting services to third parties; and travel expense related to attendance of our annual services kick-off meeting during the first quarter of 2008.

Index

Gross Profit and Gross Profit Percentage

	Three months ended September 30,
	2008	2007	$ change	% change
	(In thousands)
Gross profit
Gross profit — application	$27,584	$21,851	$5,733	26%
Gross profit — consulting	1,920	1,217	703	58%
Gross profit — total	$29,504	$23,068	$6,436	28%

	Three months ended September 30,
	2008	2007	% change
Gross profit percentage
Gross profit percentage — application	74%	80%	-6%
Gross profit percentage — consulting	21%	20%	1%
Gross profit percentage — total	63%	69%	-6%

During the three months ended September 30, 2008, gross profit on application of $27.6 million represents an increase of $5.7 million or 26% over the same quarter in the prior year. Application revenue grew by 37% over the same period. The lower gross profit percentage on application revenue was driven predominantly by the increase in duplicate and higher application expenses incurred in the third quarter as a result of the Vurv acquisition. Vurv’s gross profit percentage on application revenue was lower than Taleo on a stand-alone basis and as a result negatively impacted the consolidated gross profit percentage on application revenue for the three months ended September 30, 2008.

During the three months ended September 30, 2008, gross profit on consulting increased, on a net basis, when compared to the same period in 2007. However the gross profit percentage on consulting decreased as a result of the acquisition of Vurv and certain legacy engagements that were acquired and the margins on those engagements were substantially lower than the gross profit margins that we expect to achieve from our consulting engagements. In the near term, we expect to see pressure on our overall gross profit percentage on consulting revenue as a result of the cost that we may incur and pressure to discount in connection with consulting engagements to convert legacy Vurv customers to the Taleo applications.

	Nine months ended September 30,
	2008	2007	$ change	% change
	(In thousands)
Gross profit
Gross profit — application	$75,832	$60,620	$15,212	25%
Gross profit — consulting	3,475	3,168	307	10%
Gross profit — total	$79,307	$63,788	$15,519	24%

	Nine months ended September 30,
	2008	2007	% change
Gross profit percentage
Gross profit percentage — application	77%	79%	-2%
Gross profit percentage — consulting	16%	19%	-3%
Gross profit percentage — total	66%	69%	-3%

During the nine months ended September 30, 2008, gross profit on application of $75.8 million represents an increase of $15.2 million or 25% over the same period in the prior year. Application revenue grew by 29% over the same period. The lower gross profit percentage on application revenue was driven predominantly by the increase in duplicate and higher application expenses incurred in the third quarter as a result of the Vurv acquisition. Vurv’s gross profit percentage on application revenue was lower than Taleo on a stand-alone basis and as a result is negatively impacting the consolidated gross profit percentage on application revenue for the nine months ended September 30, 2008.

Index

During the nine months ended September 30, 2008, gross profit on consulting decreased due to the combination of the growth in our consulting business and the timing of recognition of expenses.  We recognize a significant percentage of consulting services revenue over the term of the application services agreement, which is typically three years, but recognize the corresponding consulting cost as incurred. This resulted in deferred consulting revenue at September 30, 2008 of $24.8 million, compared to $21.2 million at September 30, 2007.  This timing difference between the recognition of consulting revenue and recognizing consulting expenses also resulted in a reduction in consulting gross margin.  Specifically, in the third quarter of 2008, gross profit percentage on consulting was negatively affected by certain legacy engagements we acquired with the acquisition of Vurv that had substantially lower than the gross profit percentage that we expect to achieve from our consulting engagements. Additionally, in the first quarter of 2008 gross profit percentage on consulting was negatively impacted by our annual services kick-off meeting which took billable resources out of the field for one week and increased non-billable travel expense.  In the near term, we expect to see pressure on our overall gross profit percentage on consulting revenue as a result of the cost that we may incur and pressure to discount in connection with consulting engagements to convert legacy Vurv customers to the Taleo applications.

Operating expenses

	Three months ended September 30,
	2008	2007	$ change	% change
	(In thousands)
Sales and marketing	$15,953	$9,949	$6,004	60%
Research and development	8,486	5,620	2,866	51%
General and administrative	9,593	6,303	3,290	52%
Restructuring and severance expense	1,330	-	1,330	*
	$35,362	$21,872	$13,490	62%
*  not meaningful

During the three months ended September 30, 2008, sales and marketing expenses increased by 60% over the same quarter in the prior year as a result of a $2.7 million increase in employee related cost (including $0.5 million in stock based compensation expense), a $2.0 million increase in depreciation and amortization, a $0.8 million increase in marketing expenses, a $0.1 million increase in travel expenses, a $0.2 million increase in professional services expenses, and a $0.2 million increase in overhead allocation costs. The increase in sales and marketing expense was primarily driven by: a net headcount increase of 32 persons as compared to the same quarter in the prior year (including the addition of 26 former Vurv employees in the third quarter of 2008); higher commission payments associated with our increase in revenue; amortization expenses attributable to the amortization of intangible assets from Vurv; and marketing expenditures related to tradeshows, demand generation efforts and our Taleo Business Edition products.

During the three months ended September 30, 2008, research and development expenses increased by 51% over the same quarter in the prior year as a result of a $1.9 million increase in employee related cost (including $0.1 million in stock based compensation expense), a $0.5 million increase in product development and maintenance cost, a $0.2 million increase in travel expenses, a $0.1 million increase in depreciation expense, and a $0.2 million increase in overhead allocation costs.  The increase in research and development expense was primarily driven by: a net headcount increase of 60 persons as compared to the same quarter in the prior year (including the addition of 39 former Vurv employees in the third quarter of 2008); and use of a third party providers of outsourced development and translation services.

During the three months ended September 30, 2008, general and administrative expenses increased by 52% over the same quarter in the prior year as a result of a $1.5 million increase in employee related cost (including $0.6 million in stock based compensation expense adjusted for a $0.1 million 2007 expense reduction related to the restatement ), a $0.1 million increase in travel expenses, a $0.5 million increase in foreign exchange losses, a $0.7 million increase in legal fees, a $0.3 million increase in audit fees and a $0.2 million increase in other operating costs.  The increase in general and administrative expense was primarily driven by: a net headcount increase of 22 persons as compared to the same quarter in the prior year (including the addition of 23 former Vurv employees in the third quarter of 2008); and legal expenses arising from a litigation settlement, on-going litigation costs and legal fees related to the Worldwide Compensation Inc. transaction.

Index

During the three months ended September 30, 2008, restructuring expenses were incurred as a result of the initiation of a restructuring plan in conjunction with the acquisition of Vurv.  The reorganization plan resulted in the termination of 34 employees.  During the months ended September 30, 2008, severance cost associated with these terminations totaled $1.3 million.  We incurred $0.3 million in severance and facility cost in the fourth quarter of 2008.

	Nine months ended September 30,
	2008	2007	$ change	% change
	(In thousands)
Sales and marketing	$38,455	$26,891	$11,564	43%
Research and development	22,885	16,502	6,383	39%
General and administrative	23,379	18,054	5,325	29%
Restructuring and severance expense	1,611	-	1,611	*
	$86,330	$61,447	$24,883	40%
* not meaningful

During the nine months ended September 30, 2008, sales and marketing expenses increased by 43% over the same period  in the prior year as a result of a $6.7 million increase in employee related cost (including $1.2 million in stock based compensation expense), a $1.3 million increase in marketing expenses, a $0.5  million increase in travel expenses, a $0.4 million increase in professional services, a $2.1 million increase in depreciation and amortization, a $0.5 million increase in overhead allocation costs and a $0.1 million in net other operating cost. The increase in sales and marketing expense was primarily driven by: a net headcount increase of 32 persons as compared to the same period in the prior year (including the addition of 26 former Vurv employees and a net increase of 6 legacy Taleo employees in the nine month period ended September 30, 2008); higher commission payments associated with our increase in revenue; amortization expenses attributable to the amortization of intangible assets from Vurv and, to a lesser degree, JobFlash, Inc. (the assets of which we acquired in March 2007) and Wetfeet, Inc. (the assets of which we acquired in July 2007); and marketing expenditures related to tradeshows, demand generation efforts and our Taleo Business Edition products.

During the nine months ended September 30, 2008, research and development expenses increased by 39% over the same period in the prior year as a result of a $3.7 million increase in employee related cost (including $0.2 million in stock based compensation expense), a $1.6 million increase in product development and maintenance cost, a $0.3 million increase in depreciation expense, a $0.3 million increase in travel expenses and a $0.5 million increase in overhead allocation costs. The increase in research and development expense was primarily driven by: a net headcount increase of 60 persons as compared to the same period in the prior year (including the addition of 39 former Vurv employees in the nine month period ended September 30, 2008); and use of third party providers of outsourced development and translation services.

During the nine months ended September 30, 2008, general and administrative expenses  increased by 29% over the same period in the prior year as a result of a $4.0 million increase in employee related cost (including $1.8 million in stock based compensation expense), a $1.6 million increase in legal expenses, a $0.1 million increase in audit fees, a $0.3 million increase in travel expenses a $0.1 million increase in foreign exchange gains, partially offset by a $0.2 million decrease in tax related professional service fees, a $0.3 million decrease in reserve for bad debt and a $0.3 million net decrease in other operating expenses.  The increase in general and administrative expense was primarily driven by: a net headcount increase of 22 persons as compared to the same period in the prior year (including the addition of 23 former Vurv employees in the nine month period ended September 30, 2008); equity compensation granted in 2008 and legal expenses.   Our legal expenses increased significantly during the nine months ended September 30, 2008 due to a litigation accrual for a pending matter.  Additionally, our on-going litigation costs increased and we incurred legal fees in relation to our investment in Worldwide Compensation, Inc. See Note 12 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements in Item 1 for a discussion of legal matters.

During the nine months ended September 30, 2008, restructuring expenses were incurred as we initiated the restructuring Plan to reorganize the company.  The Plan resulted in the termination of 34 employees.  During the nine months ended September 30, 2008, severance cost associated with these terminations totaled $1.6 million.  We incurred $0.3 million in severance and facility cost in the fourth quarter of 2008.

Index

Contribution Margin – Operating Segments

	Three months ended September 30,
	2008	2007	$ change	% change
	(In thousands)
Contribution Margin
Contribution margin — application	$19,098	$16,231	$2,867	18%
Contribution margin — consulting	1,920	1,217	703	58%
Contribution margin — total	$21,018	$17,448	$3,570	20%

During the three months ended September 30, 2008, application contribution margin increased over the same period in the prior year as a result of the 37% increase in application revenue over the same period more than offsetting the 79% increase in cost of application revenue and the 51% increase in research and development expenses for the three months ended September 30, 2008.  Consulting contribution margin increased primarily due to an increase in consulting revenue driven from the increase in sales.

	Nine months ended September 30,
	2008	2007	$ change	% change
	(In thousands)
Contribution Margin
Contribution margin — application	$52,947	$44,118	$8,829	20%
Contribution margin — consulting	3,475	3,168	307	10%
Contribution margin — total	$56,422	$47,286	$9,136	19%

During the nine months ended September 30, 2008, application contribution margin increased over the same period in the prior year as a result of the 29% increase in application revenue over the same period more than offsetting the 41% increase in cost of application revenue and the 39% increase in research and development expenses for the nine months ended September 30, 2008.  Consulting contribution margin increased primarily due to an increase in consulting revenue driven from the increase in sales.

Other income (expense)

	Three months ended September 30,
	2008	2007	$ change	% change
	(In thousands)
Interest income	$261	$757	$(496)	-66%
Interest expense	(58)	(42)	(16)	38%
Total other income, net	$203	$715	$(512)	-72%

Interest income and interest expense

Interest income — The decrease in interest income is primarily attributable to a reduction in the overall cash balance resulting from the acquisition of Vurv and a lower average interest rate during the third quarter of 2008 compared to the same period in the prior year.

Interest expense — The increase in interest expense is attributable to additional capitalized leases related to software contracts which existed during the third quarter of 2008 compared to the same quarter in the prior year and the addition of capital leases associated with the acquisition of Vurv.

Index

	Nine months ended September 30,
	2008	2007	$ change	% change
	(In thousands)
Interest income	$1,556	$2,106	$(550)	-26%
Interest expense	(144)	(71)	(73)	103%
Total other income, net	$1,412	$2,035	$(623)	-31%

Interest income — The decrease in interest income is primarily attributable to a lower average interest rate during the first nine months of 2008 compared to the same period in the prior year and a reduction in cash resulting from the acquisition of Vurv.

Interest expense — The increase in interest expense is attributable to additional capitalized leases related to capitalized software contracts which existed during the first nine months of 2008 compared to the same period in the prior year and the addition of capital leases associated with the acquisition of Vurv.

Provision for income taxes

	Three months ended September 30,
	2008	2007	$ change	% change
	(In thousands)
Provision for income taxes	$561	$205	$356	174%

	Nine months ended September 30,
	2008	2007	$ change	% change
	(In thousands)
Provision for income taxes	$89	$3,714	$(3,625)	-98%

The decrease in income tax expense for the nine months ended September 30, 2008 was due principally to a $2.9 million increase to our non-cash income tax reserve associated with our ongoing Canadian income tax audit recorded in the quarter ended June 30, 2007.

At September 30, 2008, a valuation allowance remained against our U.S. deferred tax assets, excluding federal alternative minimum tax credits, since it was determined to be more likely than not these assets would not be realized. If, based on the operating results of 2008 and a review of the realizability of our deferred tax assets, we were to conclude that some or all of our deferred tax asset valuation allowance was not required, this would likely have a material impact on our financial results in the form of reduced tax expense. However, there can be no assurances that any reduction of our valuation allowance will actually occur.

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

Liquidity and Capital Resources

At September 30, 2008, our principal source of liquidity was a net working capital balance of $14.7 million, including cash and cash equivalents totaling $49.0 million.

Index

	Nine months ended September 30,
	2008	2007	$ change	% change
	(In thousands)
Cash provided by operating activities	$13,684	$20,661	$(6,977)	-34%
Cash used in investing activities	(57,787)	(8,289)	(49,498)	597%
Cash provided by financing activities	7,086	6,948	138	2%

Net cash provided by operating activities was $13.7 million for the nine months ended September 30, 2008 compared to net cash provided by operating activities of $20.7 million for the nine months ended September 30, 2007. Consistent with prior periods, cash provided by operating activities has historically been affected by revenues, changes in working capital accounts, particularly increases in deferred revenue, customer deposits and add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Specifically, stock-based compensation expense for the nine months ended September 30, 2008 was $8.6 million versus $4.7 million during the nine months ended September 30, 2007. This increase was the result of stock options and restricted stock granted in 2008.  Additionally, depreciation and amortization expense increased by $5.9 million in the first nine months of 2008 compared to the same period last year primarily due to the addition of intangible assets associated with the acquisition of Vurv on July 1, 2008 and the purchase of software for use in our production environment in 2007 and the first quarter of 2008.  Also, our cash collections improved significantly during the first nine months of 2008 compared to the same period in the prior year as a result of increased efforts by our collection team and an increase in billings to collect.  The change in deferred revenue decreased due to the acquisition of Vurv which offset increases in our existing deferred revenue resulting from a significant increase in deals closing during the nine months ended September 30, 2008 compared to the same period in the prior year. Additionally, accounts payable and accrued liabilities increased significantly due to the acquisition of Vurv and timing of payments.  Cash provided by operating activities also decreased due to the timing of certain investment credit cash receipts. We received $2.3 million in payments from the Canadian government related to research development credits during the first nine months of 2007 compared to no payments in the first nine months of 2008.

Net cash used in investing activities was $57.8 million for the nine months ended September 30, 2008 compared to net cash used in investing activities of $8.3 million for the nine months ended September 30, 2007. This increase between periods was primarily due to $49.6 million in cash used in connection with the Vurv acquisition and $2.5 million investment in Worldwide Compensation Inc.  In other investing activity such as the acquisition of property and equipment, purchases were lower than in the prior year.

Net cash provided by financing activities was $7.1 million for the nine months ended September 30, 2008, compared to net cash provided by financing activities of $6.9 million for the nine months ended September 30, 2007. This increase was primarily due to a $0.5 million increase in proceeds received from stock option exercises and our employee stock purchase plan during the nine months ended September 30, 2008 versus the same period in 2007. The increase in stock exercises results primarily from a rise in the stock price during the third quarter of 2008. This increase was offset by a $0.3 million decrease in treasury stock acquired to settle employee withholding liability.

We believe our existing cash and cash equivalents and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.  Because we acquired Vurv on July 1, 2008, the assets, liabilities and operating results of Vurv are reflected in our condensed consolidated financial statements for the third quarter of 2008.  We believe the cash provided by operating activities from the combined entity will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.  Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new applications and enhancements to existing applications, and the continuing market acceptance of our applications. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Index

Contractual Obligations

Our principal commitments consist of capital leases, obligations under leases for office space, operating leases for computer equipment and for third-party facilities that host our applications. Our commitments to settle contractual obligations in cash under operating leases and other purchase obligations is detailed in Note 12 “Commitments and Contingencies” of  the Notes to Unaudited Condensed Consolidated Financial Statements.

	Total	Less Than 1 Year	1—2 Years	3—5 Years	More Than 5 Years
	(In thousands)
Capital lease obligations	$1,983	$1,247	$676	$60	$-
Interest payments	115	83	30	2	-
Facility leases	9,034	3,646	3,715	1,673	-
Operating equipment leases	309	250	59	-	-
Third party hosting facilities	1,920	1,296	624	-	-
Software contracts	3,479	3,165	314	-	-
Total contractual cash obligations	$16,840	$9,687	$5,418	$1,735	$-

We have excluded $6.5 million in liabilities for uncertain tax benefits from the contractual obligations table because we can not make a reasonable reliable estimate of the periodic cash settlements with the respective taxing authorities. See Note 11 to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of income taxes.

Legal expenditures could also affect our liquidity. We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. See Note 12 “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. In the three months ended September 30, 2008, 4% and 13% of our revenue was denominated in Canadian dollars and currencies other than the U.S. or Canadian dollar, respectively. In the nine months ended September 30, 2008, 5% and 11% of our revenue was denominated in Canadian dollars and currencies other than the U.S. or Canadian dollar, respectively.  Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our research and development operations that are maintained in Canada, with a small portion of expenses incurred outside of North America where our other international sales offices are located. However, as a result of our recent acquisition of Vurv, and the expansion of our operations outside the United States, we expect hosting expenses denominated in currencies other than the U.S dollar to increase.  We maintained minimal debt denominated in Canadian dollars as of September 30, 2008. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, British pound sterling, Euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the three and nine months ended September 30, 2008, the Canadian dollar increased in value by 3% and 10%, respectively, over the U.S. dollar on an average basis compared to the same period in the prior year. This change in value had a minimal impact on our earnings for the first nine months of 2008. If the U.S. dollar continues to weaken compared to the Canadian dollar, our operating results may be negatively impacted. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.

Index

Interest Rate Sensitivity

We had cash and cash equivalents of $49.0 million at September 30, 2008. This compared to $86.1 million at December 31, 2007. These amounts were held primarily in cash or money market funds. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various of our debt obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

In November 2008, we announced that our independent registered public accounting firm, Deloitte & Touche LLP, had requested that we re-evaluate whether our historical and then current practices with respect to the timing for recognition of application and consulting revenues were appropriate under generally accepted accounting principles in the United States (“GAAP”). As a result, under the direction of the Audit Committee, we commenced a process to review the issues raised by our auditors to determine if an alternative accounting treatment should be adopted.  On February 23, 2009 and March 23, 2009, respectively, we announced that certain previously issued financial statements would be restated to correct errors relating to the timing of revenue recognition.  See the Explanatory Note Regarding Restatement immediately preceding Part I, Item 1 and Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

In connection with such review, we identified certain control deficiencies relating to the application of applicable accounting literature related to revenue recognition. These deficiencies constituted a material weakness in internal control over financial reporting as of September 30, 2008, which led to items requiring correction in our historical financial statements and our conclusion to restate such financial statements to correct those items.  Specifically, the control deficiencies related to our failure to correctly interpret Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Element Deliverables (“EITF 00-21”), in determining the proper accounting treatment when application and consulting services are sold together.

Index

During the fourth quarter of 2008, we took the following steps to remediate the material weakness described above:

•
We engaged an external advisor knowledgeable in revenue recognition, to assist us in the interpretation of  the nuances of EITF 00-21, and how EITF 00-21 applies to our Software-as-a-Service business model;

•
We enhanced our order to cash and revenue recognition processes to include, on a continual basis, the following analyses to be performed in light of the insights gained from our re-interpretation of EITF 00-21; (i) a review of the terms of service contracts associated with our Taleo Enterprise Edition products, and (ii) a review of the consistency of our pricing of service contracts to consider whether fair value of the contract elements exist; and

•	We revised our policies to determine when elements should be considered combined in a single arrangement or sold separately.

As a result of these remediation steps taken during the fourth quarter of 2008, we believe we have remediated the material weakness as of December 31, 2008.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation —

Kenexa Litigation

Kenexa BrassRing, Inc., (“Kenexa”) filed suit against us in the United States District Court for the District of Delaware on August 27, 2007.  Kenexa alleges that we have infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining us from further infringement.  We answered Kenexa’s complaint on January 28, 2008.  On May 9, 2008, Kenexa filed a similar lawsuit against Vurv Technology, Inc. (“Vurv”) in the United States District Court for the District of Delaware, alleging that Vurv has infringed Patent Nos. 5,999,939 and 6,996,561, and seeking monetary damages and an order enjoining Vurv from further infringement.  Vurv answered Kenexa’s complaint on May 29, 2008. We acquired Vurv on July1, 2008. Management has reviewed these matters and believes that neither our nor Vurv’s software products infringe any valid and enforceable claim of the asserted patents.  We have engaged in settlement discussions with Kenexa, but no settlement agreement has been reached.  Litigation is ongoing with respect to these matters.

On June 30, 2008, we filed a reexamination request with the United States Patent and Trademark Office (“USPTO”), seeking reconsideration of the validity of Patent No. 6,996,561 based on prior art that we presented with our reexamination request.  Finding that our reexamination request raised a “substantial new question of patentability,” the USPTO ordered reexamination of Patent No. 6,996,561 on September 5, 2008.  On November 13, 2008, the USPTO issued an office action rejecting all of the claims of Patent No. 6,996,561 because they are either anticipated by or unpatentable over the prior art.  The USPTO’s reexamination of Patent No. 6,996,561 is ongoing.

In a separate action filed on June 25, 2008 in the United States District Court for the District of Delaware, Kenexa Technology, Inc. has asserted claims against us for tortious interference with contract, unfair competition, unfair trade practices, and unjust enrichment arising from our refusal to allow Kenexa employees to access and use our proprietary applications to provide outsourcing services to a Taleo customer, and seeking monetary damages and injunctive relief.  We answered Kenexa Technology, Inc.’s complaint on July 23, 2008.  On October 16, 2008, we amended our answer and filed counterclaims against Kenexa Technology, Inc., alleging copyright infringement, misappropriation of trade secrets, interference with contractual relations, and unfair competition arising from Kenexa’s unauthorized access and use of our products in the course of providing outsourcing services to our customers, and seeking declaratory judgment, monetary damages, and injunctive relief.

Index

Securities Claims

On November 14, 2008, following the announcement that we were re-evaluating certain of our historical and then current accounting practices, a shareholder class action lawsuit entitled Brett Johnson v. Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV-08-5182 SC, was filed in the United States District Court for the Northern District of California.  The complaint alleged violations of §10(b) of the Exchange Act and SEC Rule 10b-5.  The Johnson lawsuit was dismissed without prejudice on December 22, 2008.  On December 17, 2008, a second substantially similar shareholder lawsuit entitled Terrence Popyk v. Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV 08-5634 PH, was filed in the United States District Court for the Northern District of California; the Popyk lawsuit was dismissed without prejudice on January 20, 2009.  On January 13, 2009, a third shareholder lawsuit entitled Scott Stemper v Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV 09-0151 JSW, was filed in the United States District Court for the Northern District of California.  On February 9, 2009, the court renamed the Stemper action “In re Taleo Corporation Securities Litigation” and appointed the Greater Pennsylvania Carpenter’s Fund as lead plaintiff.  The court has scheduled a case management conference for September 11, 2009.  No motions are currently pending before the court.

The operative complaint alleges that defendants engaged in securities fraud in violation of §10(b) of the Exchange Act and SEC Rule 10b-5.  The fraud allegations include a failure to apply GAAP in the reporting of quarterly and annual financial statements and securities prospectuses from the time of our initial public offering to the most recent filing with the SEC.  The complaint seeks an unspecified amount of damages on behalf of a purported class of individuals or institutions who purchased or acquired shares of our common stock between October 4, 2005 and November 8, 2008.

Other Matters

In addition to the matters described above, we are subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against us by customers, former employees and advisors and competitors.  We have accrued for estimated losses in the accompanying unaudited condensed consolidated financial statements for matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.  Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters individually or in the aggregate, are likely to have a material adverse effect on our financial position or results of operations. However litigation is subject to inherent uncertainties and our views on these matters may change in the future.   Were an unfavorable outcome to occur in any one or more of those matters or the matters described above, over and above the amount, if any, that has been estimated and accrued in our unaudited condensed consolidated financial statements, it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

With the exception of the year ended December 31, 2007, we have incurred annual losses in every year since our inception. As of September 30, 2008 we had incurred aggregate net losses of $59.6 million, which is our accumulated deficit of $73.4 million less $13.8 million of dividends and issuance costs on preferred stock. In the nine months ended September 30, 2008, we incurred losses of $5.7 million.  We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future.  As we continue to incur costs associated with regulatory compliance and being a public company and implement initiatives to grow our business, which include, among other things, acquisitions, international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from achieving or sustaining profitability. As a result, our business could be harmed and our stock price could decline. In the three and nine months ended September 30, 2008, we incurred losses largely as a result of expenses and charges associated with our recent acquisition of Vurv Technology, Inc. on July 1, 2008.  In the near term, we expect to incur losses as a result of the increased amortization expense associated with the acquisition of Vurv. Also, expenses for a significant portion of our consulting services are recognized in advance of the recognition of revenue associated with the same consulting services because we recognition of revenue from a significant portion of our consulting services fees in any period are deferred to future periods and recognized ratably over the term of the related application services agreement, while the expense associated with such consulting services are recognized in the period incurred.  Accordingly, if our consulting services business grows, we may experience a negative impact on profitability.  In addition to the factors specifically listed above, we may incur losses as a result of revenue shortfalls or increased expenses associated with our business.  As a result, our business could be harmed and our stock price could decline.

Index

Unfavorable economic conditions and reductions in information technology spending could limit our ability to grow our business.

Our operating results may vary based on the impact of changes in economic conditions globally and within the industries in which our customers operate. The revenue growth and profitability of our business depends on the overall demand for enterprise application software and services. Our revenue is derived from organizations whose businesses may fluctuate with global economic and business conditions. Historically, economic downturns have resulted in overall reductions in corporate information technology spending. Accordingly, the current downturn in global economic conditions may weaken demand for our software and services.  In addition, an economic decline impacting a particular industry may negatively impact demand for our software and services in the affected industry. Many of the industries we serve, including financial services, technology and retail, have recently suffered a downturn in economic and business conditions and may continue to do so. A softening of demand for enterprise application software and services, and in particular enterprise talent management solutions, caused by a weakening global economy or economic downturn in a particular sector would adversely effect our business and likely cause a decline in our revenue.

We will likely  experience longer sales cycles and increased pricing pressure as a result of unfavorable economic conditions.

If general economic conditions worsen or fail to improve, we will likely continue to experience the conditions that began in the first quarter of 2008 of  increased delays in our sales cycles and increased pressure from prospective customers to offer discounts on software subscriptions and consulting services higher than our historical practices.  We may also experience increased pressure from existing customers to renew expiring software subscriptions agreements at lower rates.  In addition, certain of our customers may attempt to negotiate lower software subscription fees for existing arrangements because of downturns in their businesses.  If we choose to accept certain request for higher discounts or lower fees, our business may be adversely affected and our revenues may decline.  We also believe certain of our competitors may offer lower fees for their products and services as a result of the current economic environment, which may put further downward pressure on our fees. Additionally, certain of our customers may become bankrupt or insolvent as a result of the current economic downturn, and we may lose all revenue from such customers.

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

•
we may be unable to convert certain Vurv customers—including in particular those that previously entered into perpetual licenses and customer on-premise hosting arrangements—to the Taleo platform and our vendor hosted, subscription model;

•
we may find it difficult to support or migrate Vurv customers that are using specific customized versions of the Vurv software to our solutions, as we historically have maintained a single version of each release of our software applications without customer-specific code customization;

Index

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

Because we recognize revenue over the term of the agreement for our software subscriptions and for a significant portion of our consulting service agreements, a significant downturn in our business may not be reflected immediately in our operating results, or our consulting revenue reported for a particular period may not be indicative of trends in our consulting business, which increases the difficulty of evaluating our future financial position.

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

Additionally, when we sell software subscriptions and consulting services in a single arrangement, we recognize revenue from consulting services ratably over the term of the software subscription agreement, which is typically three or more years, rather than as the consulting services are delivered, which is typically during the first six to nine months of a software subscription agreement.  Accordingly, a significant portion of the revenue for consulting services performed in any quarterly reporting period will be deferred to future periods. As a result, our consulting revenue for any quarterly reporting period may not be reflective of the consulting services delivered during the reporting period or of the business trends with respect to our consulting services business.  Further, since we recognize expenses related to our consulting services in the period in which the expenses are incurred, the consulting margins we report in any quarterly reporting period may not be indicative of the actual gross margin on consulting services delivered during the reporting period.

Index

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

Index

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

In addition, certain of our prospective customers may delay or discontinue sales cycles as a result of the current negative general economic conditions or downturns in their businesses.

Some prospective customers may request that we license our software to them on a perpetual basis, which may, after we have ratably recognized the revenue for the perpetual license over the relevant term in accordance with our revenue recognition policies, reduce recurring revenue from these customers. To date, we have completed a limited number of agreements with such terms.

If we do not compete effectively with companies offering talent management solutions, our revenue may not grow and could decline.

We have experienced, and expect to continue to experience, intense competition from a number of companies. Our Taleo Enterprise Edition solution competes with vendors of enterprise resource planning software such as Oracle Corporation and SAP AG, and also with vendors such as ADP, Authoria, Cezane, Cornerstone OnDemand, Halogen Software, HRSmart, Jobpartners, Kenexa, Kronos, Peopleclick, Pilat, Plateau, Salary.com, Stepstone, SuccessFactors, Technomedia, TEDS, Workday, and Workstream, that offer products and services that compete with one or more modules in our Taleo Enterprise Edition suite of solutions. Our Taleo Business Edition solution competes primarily with Bullhorn, Hiredesk, iCIMs, Openhire, Monster.com and Virtual Edge from ADP. Our competitors may announce new products, services or enhancements that better meet changing industry standards or the price or performance needs of customers. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

Index

•	our operating performance and the performance of other similar companies;

•	overall performance of the equity markets;

•	developments with respect to intellectual property rights;

•	publication of unfavorable research reports about us or our industry or withdrawal of research;

•	coverage by securities analysts or lack of coverage by securities analysts;

•	speculation in the press or investment community;

•	general economic conditions and data and the impact of such conditions and data on the equity markets;

•	terrorist acts; and

•	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures, or capital commitments.

The consolidation of our competitors or other similar strategic alliances could weaken our competitive position or reduce our revenue.

There has been vendor consolidation in the market in which we operate over the past few years. For example, Kronos acquired Unicru in 2006 and recently acquired Deploy Solutions. Kronos itself was acquired in 2007 by the private equity firm Hellman & Friedman. Kenexa acquired Brassring in 2006 and ADP acquired VirtualEdge in 2006. In 2008, we acquired Vurv Technology, Inc.  These transactions, or additional consolidation within our industry may change in the competitive landscape in ways that adversely affect our ability to compete effectively.

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

The results of our review of our revenue recognition practices and resulting restatement may continue to have adverse effects on our financial results.

Our review of our revenue recognition practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses. The accounting, legal and other expenses associated with the restatement have had a material adverse effect on our results of operations. As a result of our revenue recognition review and the resulting restatement, revenue from consulting services totaling approximately $18 million reported in our previously issued consolidated financial statements for the years ended December 31, 2003 through 2007, and our interim condensed consolidated financial statements for each of the periods ended March 31, 2008 and June 30, 2008, will be deferred to periods after June 30, 2008.  Additionally,  the correction of an error relating to the timing of revenue recognition for set-up fees, an element of application services revenue, will result in the deferral of approximately $0.2 million in application revenue recognized as of June 30, 2008 to periods after June 30, 2008. See the “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1 and Note 2 “Restatement of Consolidated Financial Statements” to Notes to Condensed Consolidated Financial Statements in Part I for further discussion. In addition, litigation has been filed against us, our current officers and certain of our former officers relating to a failure to apply GAAP in the reporting of quarterly and annual financial statements and securities prospectuses from the time of our initial public offering to our most recent filing with the SEC. See Part I, Item 3 “Legal Proceedings” for a more detailed description of these proceedings. We may become the subject of additional private or government actions regarding these matters in the future. These proceedings are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of this litigation will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business.  While we maintain standard directors and officers insurance, all or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

Index

We have had to restate our historical financial statements.

In March 2009, we announced that we had completed a review of our revenue recognition practices and, as a result of this review, would restate certain financial statements and defer to future periods $18 million of consulting services revenue previously recognized through June 30, 2008.  Amounts in our previously issued consolidated financial statements for the years ended December 31, 2003 through 2007, and the interim condensed consolidated financial statements for the quarters ended March 31, 2008 and June 30, 2008, have been corrected for the timing of revenue recognition for consulting services revenue during these periods, as well as to correct an error relating to consulting services revenue recognition and the timing of revenue recognition for set-up fees, an element of our application services revenue. In connection with such review, we identified certain control deficiencies relating to the application of applicable accounting literature related to revenue recognition. These deficiencies constituted a material weakness in internal control over financial reporting at September 30, 2008, which led to corrections in our historical financial statements and our conclusion to restate such financial statements to correct those items. Specifically, the control deficiencies related to our failure to correctly interpret Emerging Issues Taskforce Issue No. 00-21 Revenue Arrangements with Multiple Element Deliverables ("EITF 00-21"), in determining the proper accounting treatment when application and consulting services are sold together.

In connection with the December 31, 2005 year-end audit of our financial statements, management and our independent registered public accounting firm identified deficiencies in our internal control over financial reporting that were deemed to be material weaknesses. In particular, we discovered errors with respect to depreciation of fixed assets, and accrual of dividends on preferred stock which required adjustment. As a result, we restated our consolidated financial statements. We also identified a failure to appropriately apply GAAP to certain aspects of our financial reporting resulting from the lack of a properly designed financial reporting process and a lack of sufficient technical accounting expertise. Certain of such deficiencies were also deemed to be material weaknesses, which we remediated as of December 31, 2005.

We cannot be certain that the measures we have taken since these restatements will ensure that restatements will not occur in the future.  Execution of restatements like the ones described above could create a significant strain on our internal resources and cause delays in our filing of quarterly or annual financial results, increase our costs and cause management distraction.

Failure to implement and maintain the appropriate internal controls over financial reporting could negatively affect our ability to provide accurate and timely financial information.

During 2006 we completed a review and redesign of our internal controls over financial reporting related to our closing procedures and processes, our calculations of our reported numbers, including depreciation expense and fixed assets, and the need to strengthen our technical accounting expertise. Despite these efforts, we identified a material weakness in connection with the evaluation of the effectiveness of our internal control as of March 31, 2007 prior to the filing of our financial results for the period ended March 31, 2007, related to the identification of a material adjustment required, which affected cash, accounts receivable and cash flow from operations. Additionally in third quarter of 2008, we identified certain control deficiencies relating to the application of applicable accounting literature related to revenue recognition. These deficiencies constituted a material weakness in internal controls over financial reporting as of September 30, 2008.  As part of our ongoing processes we will continue to focus on improvements in our controls over financial reporting. We have discussed deficiencies in our financial reporting and remediation of such deficiencies with the audit committee of our board of directors and will continue to do so as required. However, we cannot be certain that we will be able to remediate all deficiencies in the future. Any current or future deficiencies could materially and adversely affect our ability to provide timely and accurate financial information.

Index

We have not been in compliance with SEC reporting requirements and NASDAQ listing requirements. If we are unable to attain compliance with, or thereafter remain in compliance with SEC reporting requirements and NASDAQ listing requirements, there may be a material adverse effect on our business and our stockholders.

As a consequence of our review of our revenue recognition practices and resulting restatement of our historical financial statements, we were unable to file our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 with the SEC on a timely basis and continue to face the possibility of delisting of our stock from the NASDAQ Global Market. We have now filed our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.  Until we have returned to full compliance with SEC reporting requirements and NASDAQ listing requirements, the possibility of a NASDAQ delisting exists. If this happens, the price of our stock and the ability of our stockholders to trade in our stock would be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to allow our employees to exercise their outstanding options, which could adversely affect our business and results of operations.  Furthermore, if we are delisted in the future from the NASDAQ Global Market, there may be other negative implications, including the potential loss of confidence by customers, suppliers and employees and the loss of institutional investor interest in our company.

As a result of the delayed filing of our Annual Report on Form 10-K for the year ended December 31, 2008 as well as our, Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until one year from the original due date of the last untimely filed report. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

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

Index

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

We have made, and may continue to make, acquisitions or investments in companies, products, services, and technologies to expand our product offerings, customer base and business. For example, in 2008, we completed our acquisition of Vurv, which is our largest acquisition to date, and made an equity investment in Worldwide Compensation, Inc., our first such investment. We have limited experience in executing acquisitions and investments. Acquisitions and investments involve a number of risks, including the following:

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

Index

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

Effective March 2007, we ceased entering into agreements to provide time and expense processing services for temporary workers. Fees for time and expense processing through our Taleo Contingent product declined throughout 2007; however, on an annualized basis such fees were still significant in 2007.  Revenue from time and expense processing effectively ended August 2008. We may find it difficult to replace the revenue we once received from the processing of temporary worker time and expense transactions and our results may be negatively impacted.

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

Index

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

Any defects that cause interruptions in the availability or functionality of our solutions could result in:

•	lost or delayed market acceptance and sales of our products;

•	loss of customers;

•	product liability and breach of warranty suits against us;

•	diversion of development and support resources;

•	injury to our reputation; and

•	Increased maintenance and warranty costs.

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

In addition, we recently brought to market a performance management product for which we may not be able to accurately predict the number of users, transactions and infrastructure demands. Such a failure could result in system outages for our customers and higher than expected costs to support and maintain our performance management solution, which could negatively affect our reputation and our financial results.

Index

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

We currently deliver our solutions from nine data centers that host the applications for all of our customers. The Taleo Enterprise platform is hosted from three facilities: a U.S. facility leased from Equinix, Inc. in San Jose, California, a U.S. facility leased from Internap Network Services Corporation in New York City, New York and a Netherlands data center facility also leased from Equinix in Amsterdam. Internet bandwidth and access is provided by Internap in the two U.S. facilities and by Equinix in the Netherlands.  The Taleo Business Edition is hosted through two U.S. facilities: a facility located in San Jose, California and operated via a managed services arrangement and a facility located in San Francisco, California to host the legacy Vurv product for small-and medium-sized organizations. Opsource, Inc. provides hardware, internet bandwidth, and access in the San Jose, California hosting facility through the managed services arrangement. The Vurv legacy enterprise recruiting product is hosted through four facilities: a facility located in Jacksonville, Florida in U.S., a facility located in Atlanta, Georgia in the U.S., a facility located in London, England and a facility located in Sydney, Australia. Internet bandwidth and access for the Vurv legacy enterprise recruiting product is provided by Peak 10 in the Florida facility, Adapt PLC in the England facility, and Conexim Australia Pty Ltd in the Australia facility.We do not control the operation of these facilities and must rely on these vendors to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. In the case of Opsource and Vurv locations that are managed service locations, we also rely upon the third party vendor for hardware associated with our hosting infrastructure. Although we believe we would be able to enter into a similar relationship with another third party should one of these relationships fail or terminate for any reason, we believe our reliance on any third-party vendor exposes us to risks outside of our control. If these third-party vendors encounter financial difficulty such as bankruptcy or other event beyond our control that cause them to fail to secure adequately and maintain their hosting facilities or provide the required data communications capacity, our customers may experience interruptions in our service or the loss or theft of important customer data. In the future, we may elect to open computing and communications hardware operations at additional third-party facilities located in the United States, Europe or other regions. We are not experienced at operating such facilities in jurisdictions outside the United States and doing so may pose additional risk to us.

Index

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

During the three and nine months ended September 30, 2008, revenue generated outside of the United States was 17% of total revenue, based on the location of the legal entity of the customer with which we contracted of which, 5% was revenue generated in Canada.  Our primary research and development operation is in Quebec, Canada, but we conduct research and development in other international locations as well. We currently have international offices outside of North America in Australia, France, the Netherlands, Singapore and the United Kingdom, which focus primarily on selling and implementing our solutions in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

Index

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

We currently have foreign sales denominated in foreign currencies, including the Australian dollar, British pound sterling, Canadian dollar, the euro, New Zealand dollar, Singapore dollar and Swiss franc and may in the future have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a substantial portion of our operating expenses in Canadian dollars and, to a much lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively affect our business, financial condition and operating results. For instance, in 2008, the impact of changes in foreign currency exchange rates compared to the average rates in effect during 2007 was a $0.8 million decrease in earnings.  In 2009, we expect that the volatility in exchange rates for foreign currencies may continue and, as a result, we may continue to see fluctuations in our revenue and expenses, which may impact our operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

If we fail to defend our proprietary rights aggressively, our competitive advantage could be impaired and we may lose valuable assets, experience reduced revenue, and incur costly litigation fees to protect our rights.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our proprietary rights in our products and services. We do not have any issued patents and only one pending patent. We do not rely on patent protection.  We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries in which we operate. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors from developing technologies independently that are substantially equivalent or superior to our products. Initiating legal action may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business.

Current and future litigation against us could be costly and time consuming to defend.

We are sometimes subject to legal proceedings and claims that arise in the course of business. For example, we are currently defendants in a suit alleging patent infringement and a suit alleging securities fraud, both of which are described in more detail in Item 1 “Legal Proceedings” and Note 12 — Commitments and Contingencies in our Notes to Unaudited Condensed Consolidated Financial Statements. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. See Note 12 — Commitments and Contingencies in our Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding pending and threatened litigation and potential claims.

Index

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

Our hosted solutions incorporate certain technology obtained under licenses from other companies, such as Oracle for database software. We anticipate that we will continue to license technology and development tools from third parties in the future. Although we believe that there are commercially reasonable software alternatives to the third-party software we currently license, this may not always be the case, or we may license third-party software that is more difficult or costly to replace than the third party software we currently license. In addition, integration of our products with new third-party software may require significant work and require substantial allocation of our time and resources. Also, to the extent that our products depend upon the successful operation of third-party products in conjunction with our products, any undetected errors in these third-party products could prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which could result in higher costs.

Index

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

Accounting principles generally accepted in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or AICPA,  the Public Company Accounting Oversight Board, or PCOAB, the SEC and various other organizations formed to promulgate and interpret accounting principles.  A change in these principles or interpretations could have a significant effect on our projected financial results.

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

The application of GAAP to our operations may also require significant judgment and interpretation as to the appropriate treatment of a specific issue.  These judgments and interpretations are complicated by the relative newness of the on-demand, vendor hosted software business model, also called software-as-a-service or SaaS, and the relative lack of interpretive guidance with respect to the application of GAAP to the SaaS model. For example, in connection with our recent review of our revenue recognition practices, we submitted a pre-clearance submission to the office of the Chief Accountant of the SEC, or OCA requesting its view of our historical application of EITF 00-21.  Following consultation with the OCA, we changed our application of EITF 00-21. See Explanatory Note Regarding Restatements immediately preceding Part 1, Item 1.  We cannot ensure that our interpretations and judgments with respect to the application of GAAP will be correct in the future and any incorrect interpretations and judgments could adversely affect our business.

Index

If tax benefits currently available under the tax laws of Canada and the province of Quebec are reduced or repealed, or if we have taken an incorrect position with respect to tax matters under discussion with the Canadian Revenue Agency or other taxing authorities, our business could suffer.

The majority of our research and development activities are conducted through our Canadian subsidiary, Taleo (Canada) Inc. We participate in a government program in Quebec that provides investment credits based upon qualifying research and development expenditures. These expenditures primarily consist of the salaries for the persons conducting research and development activities. We have participated in the program since 1999, and expect that we will continue to receive these investment tax credits through December 2010. In 2007, we recorded a CAD $2.6 million reduction in our research and development expenses as a result of this program and we are estimating a CAD $2.7 million reduction in research and development expenses in 2008. We anticipate the continued reduction of our research and development expenses through application of these credits through 2010. If these investment tax benefits are reduced or eliminated, our financial condition and operating results may be adversely affected.

In addition to the research and development investment credit program described above, our Canadian subsidiary is participating in a scientific research and experimental development, or SRED, program administered by the Canadian federal government that provides income tax credits based upon qualifying research and development expenditures.  In September 2007, we filed our initial SRED credit claims with respect to our 2005 and 2006 tax years and recorded combined credits of CAD $2.1 million and CAD $1.1 million in 2007. Our Canadian subsidiary is eligible to remain in the SRED program for future tax years as long as its development projects continue to qualify. These federal SRED tax credits can only be applied to offset federal taxes payable and are reported as a credit to tax provision to the extent they reduce taxes payable to zero with any residual benefits recorded as a net deferred tax asset. We believe that our Canadian subsidiary is in compliance with these government programs and that all amounts recorded will be fully realized. If these investment credits are reduced or disallowed by the Canada Revenue Agency (“CRA”), our financial condition and operating results may be adversely affected.

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

We are seeking United States tax treaty relief through the appropriate Competent Authority tribunals for the assessments and settlements entered into with CRA and will seek treaty relief for all subsequent tax adjustments. Although we believe we have reasonable basis for our tax positions, it is possible an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular quarter or annual period.

As we continue to expand domestically and internationally, we may become subject to review by various U.S. and foreign taxing authorities which could negatively impact our financial results. While we have reserved for these uncertainties and do not expect the outcomes of these reviews to be material to our operations, our current assessment as to the potential financial impact of these reviews could prove incorrect and we may incur income tax liability in excess of our current

Evolving regulation of the Internet may increase our expenditures related to compliance efforts, which may adversely affect our financial condition.

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

Index

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Program
July 1, 2008 through July 31, 2008	10,796	$20.24		-	-
August 1, 2008 through August 31, 2008				-	-
September 1, 2008 through September 30, 2008				-	-
	10,796	$20.24	(2)	-	-

(1) In connection with our restricted stock and performance share agreements approved by the Board of Directors on May 31, 2006, we repurchase common stock from employees as consideration for the payment of required withholding taxes.

(2) Represents the quoted market price per share on July 1, 2008.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION

By:	/s/ Katy Murray
Katy Murray
Chief Financial Officer
Date: April 30, 2009

Index

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