Form 10-K
period 2008-12-31
TALEO CORP
filed 2009-04-30
CIK 1134203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2008 was approximately $475 million (based on the closing sale price of such shares on the Nasdaq Global Market on June 30, 2008). This calculation excludes the shares of Class A and Class B common stock held by executive officers and directors at June 30, 2008. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

On April 15, 2009, the registrant had 31,151,102 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

TALEO CORPORATION

FORM 10-K

EXPLANATORY NOTE REGARDING RESTATEMENT

This Annual Report on Form 10-K of Taleo Corporation (“Company”, “we”, “us”, and “our”) for the fiscal year ended December 31, 2008, includes restatement of the following previously filed consolidated financial statements and data (and related disclosures): (1) our consolidated balance sheet as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2006 and 2007; (2) our selected financial data as of and for our fiscal years ended December 31, 2004, 2005, 2006, and 2007 located in Item 6 of this Form 10-K; (3) our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended December 31, 2006 and 2007 contained in Item 7 of this Form 10-K; and (4) our unaudited quarterly financial information for each quarter in our fiscal year ended December 31, 2007, and for the periods ended March 31, 2008 and June 30, 2008 in Note 16, “Selected Quarterly Financial Data (Unaudited)” of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.  The restatement results from our review of revenue recognition practices.  See below and Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in Item 8 for a detailed discussion of the review and effect of the restatement.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to April 30, 2009, and all earnings press releases and similar communications issued by us prior to April 30, 2009, should not be relied upon and are superseded in their entirety by this Report.

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

In the course of our review, on February 23, 2009, we announced that our previously issued consolidated financial statements for the years ended December 31, 2006 and 2007, and the interim consolidated financial statements for the periods ended March 31, 2008 and June 30, 2008 would be restated to correct an item relating to the timing of revenue recognition for consulting services revenue under certain of our historical arrangements and a correction relating to the timing of revenue recognition for set-up fees, an element of our application services revenue, for all new arrangements entered into on or after January 1, 2006.  In light of the restatement, we announced that our consolidated balance sheets as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2006 and 2007 and related auditors reports thereon, and our consolidated balance sheets as of March 31, 2008 and June 30, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the periods ended March 31, 2008 and June 30, 2008, should no longer be relied upon.

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

On March 23, 2009, we announced that we had completed our review and, as a result, would further restate certain previously issued consolidated financial statements.  Amounts in our previously issued financial statements for the years ended December 31, 2003 through 2007, and the interim financial statements for each of the periods ended March 31, 2008 and June 30, 2008, would be corrected for the timing of revenue recognition for consulting services revenue during these periods, as well as to correct the previously announced correction relating to consulting services revenue recognition and the timing of revenue recognition for set-up fees.  In light of the restatement, we announced that our consolidated balance sheets as of December 31, 2003, 2004, 2005, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity(deficit), and cash flows for each of the fiscal years ended December 31, 2003 through 2007 and related auditors reports thereon, and our consolidated balance sheets as of March 31, 2008 and June 30, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the periods ended March 31, 2008 and June 30, 2008, should no longer be relied upon.

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

For more information regarding the restatement, refer to Part II, Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations”, and Note 2, “Restatement of Consolidated Financial Statements” and Note 16, “Selected Quarterly Financial Data (Unaudited)” of the Notes to Consolidated Financial Statements in Part II, Item 8.

FORWARD-LOOKING INFORMATION

This Form 10-K, including Part I, Item 1 — Business and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, cost of revenue, tax and accounting estimates, cash, cash equivalents and cash provided by operating activities, the demand and expansion opportunities for our products, our customer base and our competitive position. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under Part I, Item 1A — Risk Factors or included elsewhere in this Annual Report on Form 10-K. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

Overview

We are a leading global provider of on-demand talent management software solutions. Our goal is to help our customers improve business results through better talent management. We offer recruiting, performance management, internal mobility, onboarding/new hire and other software solutions that help our customers attract and retain high quality talent, more effectively match workers’ skills to business needs, reduce the time and costs associated with manual and inconsistent processes, ease the burden of regulatory compliance, and increase workforce productivity through better alignment of workers’ goals and career plans with corporate objectives. In addition, our solutions are highly configurable, which allows our customers to implement talent management processes that are tailored to accommodate different employee types, locations, business units and regulatory environments.

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

We market Taleo Enterprise Editiontm, our suite of talent management solutions for larger, more complex organizations, through our direct sales force and indirectly through our strategic partners. We market Taleo Business Editiontm, our suite of talent management solutions for smaller, less complex organizations, primarily through our inside sales team and Internet marketing efforts. As of December 31, 2008, our customer base included over 4,000 customers worldwide. Our customer base ranges in size from large, global organizations, including 48 of the Fortune 100 and 136 of the Fortune 500, to small, private companies with few employees.

On July 1, 2008 we completed our acquisition of Vurv Technology, Inc. (“Vurv”), a privately held company with headquarters in Florida. Vurv is a provider of on demand talent management software. The acquisition was our largest to date. See Part II, Item 7 “Management’s Discussion and Analysis on Financial Condition and Results from Operations” and Note 3 “Business Combinations and Dispositions” of Notes to Consolidated Financial Statements in Part II, Item 8.

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

Our Software-as-a-Service Delivery Model

Our on-demand, software-as-a-service, delivery model enables our proprietary software solutions to be implemented, accessed and used by our customers remotely through an Internet connection , a standard web browser and a variety of other access points such as smart phones, hand- held devices, and productivity tools, like Microsoft Outlook. Our solutions are hosted and maintained by us, thus eliminating for our customers the time, risk, headcount and costs associated with installing and maintaining applications within their own information technology infrastructures. As a result, our solutions require less initial investment in third-party software, hardware and implementation services, and have lower ongoing support costs than traditional enterprise software. The SaaS model also allows advanced information technology infrastructure management, security, disaster recovery and other best practices to be leveraged by smaller customers that might not otherwise be able to implement such practices in their own information technology environments. Our solutions were designed and developed for delivery via the SaaS model from our inception. Our SaaS delivery model also enables us to take advantage of operational efficiencies. Since updates and upgrades to our solutions are managed by us on behalf of our customers, we are able to implement improvements to our solutions in a more rapid and uniform way. As a result, we are required to support fewer old versions of our solutions. This allows our development resources to focus more effort on innovative new products.

Our SaaS delivery model, coupled with our subscription-based license model, effectively replaces the large, front-loaded cost, typical of most traditional enterprise software deployments, with a lower risk, pay-as-you-go model. We believe the SaaS model is well suited to the talent management market in which we operate.

Our Products

We offer two suites of talent management solutions: Taleo Enterprise Edition and Taleo Business Edition. Taleo Enterprise Edition is designed for larger, more complex organizations and provides support for unified, end-to-end talent management processes ranging from sourcing, recruiting and onboarding to performance management, goals management, development planning and succession planning. Most recently we have begun to offer compensation management solutions, through our alliance with Worldwide Compensation, Inc., a company in which we made an equity investment in September 2008. Taleo Business Edition is designed for smaller, less complex organizations, stand-alone departments and divisions of larger organizations, and staffing companies. Our solutions are designed to address multiple worker types, including professional and hourly, with support for multiple languages as well as differing geographic and cultural requirements.

Our solutions are accessed through intuitive role-specific user interfaces, which allows only the content and functionality relevant to a specific user — whether a candidate, current employee, corporate recruiter, agency, line manager or system administrator — to be easily accessed by that user. The candidate-facing portions of Taleo Enterprise Edition solutions are available in 27 languages. Taleo Business Edition is currently available in 4 languages.

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

Taleo Hourly TM  provides end-to-end process automation for recruiting, selecting and hiring hourly employees. Taleo career sites allow candidates to search for jobs by location or radius from zip/postal codes, and capture skills and experience, plus information key to hourly hiring such as shift availability, references and certifications. Tailored candidate application flows include automated prescreening, with knock-out capabilities. Hiring features include full applicant tracking, reporting and collection of country-specific diversity data for compliance.

The additional modules that we offer to complement our core Taleo Recruiting product offerings include:

Taleo Agency TM allows organizations to directly link with third party staffing agencies, and provides tools to help streamline agency management and optimize agency spend.

Taleo Assessment TM enables organizations to make assessment tests part of their online application and selection process, and automatically incorporates assessment results into the candidate’s profile.

Taleo CampusTM automates the campus recruiting process with tools for attracting, engaging and hiring top collegiate candidates.

Taleo Compliance TM provides a foundation to support certain regulatory requirements relevant to talent management, including certain requirements promulgated by the U.S. Equal Employment Opportunity Commission, the U.S. Department of Labor and other regulatory bodies.

Taleo Onboarding TM  automates activities related to onboarding newly hired employees in order to streamline the transition from candidate to productive new employee while reducing paperwork and improving compliance.

Taleo Scheduling Center™ enables self-service candidate scheduling for interviews.

Taleo TalentReach TM  provides candidate relationship management, or CRM, tools and advanced search and sourcing tools to enable organizations to reach hard-to-find talent and build a strong talent pipeline. The module is provided pursuant to a reseller arrangement with AIRS Human Capital Solutions, Inc., or AIRS, and is developed and hosted by AIRS.

Taleo Verify TM  enables organizations to submit candidates for background screening from our solutions. Background screening services for this offering are provided by Verified Person, Inc.

Taleo Workforce Mobility TM  supports mobility and retention initiatives by providing tools to enable increased visibility into internal job openings, employee capabilities and career preferences.

Taleo Performance

Taleo Performance consists of four core solution offerings that enable larger, more complex organizations to better align internal advancement with corporate objectives, develop career plans to increase retention and address succession. Our four core Taleo Performance solution offerings are:

Taleo Career & Development Planning™ helps employees and managers create focused and dynamic career and development plans to improve individual performance and increase retention.

Taleo Goals Management TM helps clients to better manage business outcomes by automating the creation, alignment and monitoring of organizational goals.

Taleo Performance Management TM provides tools to help transform traditional employee assessment from an annual event to an ongoing, business-driven, evaluation and process improvement tool.

Taleo Succession Planning TM provides access to a complete view of available, qualified talent and helps identify the best candidates to deliver on business goals.

Talent Management Platform Modules

Our talent management platform modules may be used in combination with the Taleo Recruiting and Taleo Performance product suites. These modules help organizations gain strategic visibility across all of their talent management solutions and integrate our products to other systems.

Taleo Analytics™ gives customers a tool to gain strategic insights into their talent management practices through the metrics configuration tool standard analytics dashboards, and dashboard authoring tools.

Taleo Anywhere™ provides access to Taleo through many alternative platforms, such as devices like Blackberry, smartphones, common productivity tools like Microsoft Outlook and browsers like Internet Explorer, and through alternate Web 2.0 means such as RSS feeds.

Taleo Connect™ uses a services-oriented integration framework to enable self-service configuration as well as Taleo-managed integrations between our solutions and other systems.

Taleo Passport™ offers pre-built integrations with certified solution partners for background checks, assessments, tax credit screening and more.

Taleo Reporting™ offers tools to measure, analyze and optimize organizations’ talent processes with standard reports and advanced report writing tools.

Taleo Business Edition

Taleo Business Edition includes two distinct product sets, Taleo Recruit and Taleo Perform, built on a common platform.

Taleo Recruit™ facilitates an organizations employee recruiting process.  Taleo Recruit offers three service options that enable small businesses to acquire talent. The user interface allows users to create a customer specific talent management system with configurable objects, fields, layouts, views, workflow, reports and integration. Our Taleo Business Edition service options are:

Taleo Business Edition — Standard TM makes all the functionality of the Personal service offering available to recruiting departments and teams. Additional features include interview management and agency access.

Taleo Business Edition — Plus TM offers a comprehensive hiring management suite to help organizations manage their entire staffing operations, including applications for candidate and requisition management, account and contact management, careers website management, employee referrals management and reporting and analysis.

Taleo Business Edition — Premium TM contains all the benefits of Taleo Business Edition Plus, and, in addition, provides up to 250 custom fields, custom “ad-hoc” reporting, multiple career websites and application forms and local time zone and other local settings.

Taleo Perform TM allows companies to define and monitor the full employee review cycle. Managers can initiate the review process and support employee self appraisals, manager assessments, and multi-rater reviews. Our goals management module allows managers to establish quantitative and qualitative employee goals, and align employee goals to broader company goals. A secure employee portal enables employees to submit self-assessments online and provides access to basic employee data, company messaging, assigned goals, and performance reviews.

Technology

Our Software Applications

Our Taleo Enterprise Edition solutions reside on a common technology platform. Our component-based platform includes reporting and analytics capabilities, self-service integration and configuration tools, our proprietary method for contextualizing the user experience based upon a variety of organizational, location and job function attributes (which we refer to as our SmartOrg feature), the Talent Master Structured Data Platform (described in further detail below), and global language and currency capabilities. Because Taleo Recruiting and Taleo Performance share a common, native platform, we can provide clients superior interoperability between applications and a unified view of all talent management information. The self-service tools and SmartOrg make our solutions configurable for complex operations, giving companies enterprise-wide data and process consistency while being able to adapt the solution locally according to the organization, location, applicable laws, local staffing model, types of hires and internal mobility requirements.

The Talent Master Structured Data Platform maintains all employee, candidate, job and performance data elements required by our solutions. The data structure within the Talent Master Structured Data Platform includes information on skills, competencies, experience, behaviors and level of interest in a skill or competency that can be matched precisely to job requirements and business plans. The Talent Master Structured Data Platform enables organizations to inventory and search the skills of its external candidates and current employees in a common format to help managers and recruiters to decide between internal and external hires for new business initiatives, measure skills gaps in the existing workforce and prepare succession plans using both internal and external talent profiles.

Our Taleo Enterprise software applications are written in Java and use Oracle as the relational database management system.

Our Taleo Business Edition solutions reside on a common technology platform  that is separate from the Taleo Enterprise  Edition platform.  The  Taleo Business Edition platform enables us to deliver superior usability and  functionality focused on small and medium businesses, and allows for predictive modeling throughout the talent management lifecycle.   Self-service tools within the platform provide standard and custom reporting and the ability to configure all Taleo Business Edition modules.  The common platform  also allows users to localize language and currency across the modules and within the configurable career websites and employee portals.  It exposes all data through a standard open web service for integration, allowing customers to integrate Taleo Business Edition with any  third  party  software application that accepts such standard protocols.  These self -service configuration and integration tools, together with pre-configured templates for specific industry verticals, enable our small and midsize customers to use Taleo Business Edition for both simple and complex talent management operations.

Our Taleo Business Edition software applications are written in Java and use Microsoft SQL Server® as the relational database management system.

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

We provide a highly secure computing environment as well as high application availability. Each customer is provided with its own secure application instance (which we refer to as a Zone). Each customer Zone includes its own logical and physical database schema, text translation management, configuration settings, tools for custom reporting and defining custom integration processes. Customers share infrastructure at all levels. The scalable design of the software and hardware infrastructure allows us to deploy customer Zones horizontally across any number of servers and load balance user sessions to ensure continuous availability and high performance of applications. Our business continuity measures include daily incremental database backups to disk with recovery capabilities in any of our datacenters and weekly automated tape backups, which we store off-site on encrypted tapes with a secure third party provider.

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

The Taleo Business Edition is hosted through two U.S. facilities: a facility located in San Jose, California and operated via a managed services arrangement and a facility located in San Francisco, California to host the legacy Vurv product for small and medium-sized organizations. Opsource, Inc. provides hardware, internet bandwidth, and access in the San Jose, California hosting facility through the managed services arrangement.

 The Vurv legacy enterprise recruiting product is hosted through four facilities: a facility located in Jacksonville, Florida in the U.S., a facility located in Atlanta, Georgia in the U.S., a facility located in London, England and a facility located in Sydney, Australia. Internet bandwidth and access for the Vurv legacy enterprise recruiting product is provided by Peak 10 in the Florida facility, Adapt PLC in the England facility, and Conexim Australia Pty Ltd in the Australia facility.

Over time we expect to consolidate several of the data centers hosting Vurv legacy products into existing data centers hosting the Taleo Enterprise platform.

Each location provides highly secure 24/7 manned facilities with cage environments, redundant power and cooling systems with on-site backup power generators, multi-layered access using access card/PIN code for authentication.

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

Taleo Services Methodologies

We have developed methodologies that enable us to accelerate the deployment of our solutions across a variety of industries and talent management environments:

Taleo Implementation Methodology.  Working with Fortune 500 companies, we developed methods to optimize critical business processes, while maintaining the integrity of our customers’ business drivers. The Taleo Implementation Methodology addresses specific staffing and performance management processes for position management, requisition management, candidate management, collaborative workflow, new hire on-boarding review, performance appraisals, goals management, career management and succession planning. Our Taleo Enterprise Edition consultants work with our customers to implement our solutions by mapping solution workflows and best practices to the organization’s structure, business requirements, and processes, and ultimately configuring a skills-based platform for complete talent management configured uniquely for each customer.

Talent Practices Knowledge Base.  Our talent practices knowledge base (which we call “Green Pages”) enables us to understand an organization’s overall talent management environment, including internal and external business drivers, talent management models, hire types and talent management processes and to recommend best practices to optimize talent management processes. Green Pages is a searchable database of descriptions of the complex enterprise talent management challenges faced within different industries and geographies. Green Pages also provides specific details of the solutions our consultants implemented to address these challenges, and the results obtained. This knowledge base reflects years of talent management experience across a wide variety of industries. Our consultants use the collective data from our knowledge base to help our new customers solve their complex talent management challenges, and to help our existing customers hone their talent management practices and processes.

Implementation Services

Our Taleo Enterprise Edition implementation services begin with a complete evaluation of a customer’s current talent management practices. Services include process definition, to determine the configuration of the solutions, and integration with existing applications to fit each organization’s dynamic business requirements. We have a dedicated project management office that equips our consultants with a library of toolkits, forms, training documentation and workshop templates. The project management office also audits active customer engagements quarterly to help ensure consistent quality.

Solution Optimization and Expansion

We provide ongoing solution optimization and expansion services to help our customers achieve desired results in quality improvement, increased productivity, cost savings and operational effectiveness after the initial deployment of our solution. We work with our customers to measure improvement in their talent management processes and we modify and expand configuration of our solutions to increase their effectiveness, when necessary. In collaboration with customer project leaders, we establish an ongoing process for continual evolution and solution optimization. Using this process, our customers can promote best practice usage and end user adoption after our solutions have been deployed.

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

Training

Through Taleo University, we offer a full range of educational services to foster customer self-sufficiency. These services include: pre-deployment classroom training, train-the-trainer programs, system administrator training, post-deployment specialty training, upgrade training and a full catalogue of interactive, self-study eLearning/web-based training courses. We also offer a variety of training tools to drive user adoption, including solution user manuals, process user guides, feature training exercises, a self-service website for training scheduling and registration, post-training assessment and certification, and both synchronous and asynchronous web-based training options for remote users.  Our solutions are designed to meet the requirements of customers of various sizes, and we measure all training engagements for quality and customer satisfaction.

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

Our Growth Strategy

Our objective is to become the leading global provider of unified talent management solutions. Key elements of our strategy include:

Extend our Technology Leadership.  We believe we have established advanced technological capabilities and competitive advantages through our component-based and service oriented architectures. Our advanced technologies have enabled us to develop our solutions on a common, native and strategic talent management platform. We intend to leverage our experience and our internal and third-party development resources to continue to develop our technology platform, infrastructure and applications to capitalize on new technologies and methodologies, such as Web 2.0 design principles, to capitalize on the talent management market opportunity.

Develop the Taleo Talent Grid.  We plan to leverage our technology to develop the Taleo Talent Grid which will enable our customers to access a broad variety of talent and talent management services, solutions and expertise from their Taleo application.  Candidates, partners, talent management experts and complementary solution providers will be able to plug into the Taleo Talent Grid through our open integration platform and online communities.  Throughout 2009, we plan to develop three online communities for our customers: the Taleo Knowledge Exchange, Talent Exchange, and Solution Exchange.  Our customers will be able to access all three communities to share knowledge with each other on Taleo solutions and talent management best practices through the Taleo Knowledge Exchange, find and engage with the talent they need through the Taleo Talent Exchange,  and research solution and Taleo alliance partners through the Taleo Solution Exchange.

Expand our Solution Offerings.  We plan to continue to expand our suite of talent management solutions beyond our most recent launch of Taleo Performance to deliver additional functionality that we can sell to our customer base and to new customers. We will continue this expansion through our internal development initiatives and we may also pursue strategic acquisitions.

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

Customers

As of December 31, 2008, our customer base included over 4,000 customers worldwide, including 48 of the Fortune 100. We market our Taleo Enterprise Edition solutions to larger, more complex organizations, typically with more than 3,000 employees. We market our Taleo Business Edition solutions to smaller, less complex organizations, typically with fewer than 3,000 employees. Our customers include organizations in the business services, consumer goods, energy, financial services, healthcare, manufacturing, technology, transportation, government and retail sectors, and range in size from smaller, private companies to large, global corporations with more than 300,000 employees. No single customer has accounted for more than ten percent of our revenue or accounts receivable in any of the last three years.

Sales and Marketing

We sell subscriptions to our solutions through our global direct sales force and through our strategic partners. Our direct sales organization has field sales professionals in metropolitan areas throughout the United States, Canada, Europe, Australia and Singapore. Our Taleo Enterprise Edition direct sales force consists of regional sales managers, solutions consultants and business development representatives that sell our solutions to new customers. We also maintain a separate team of account executives that focuses on renewing and selling new solutions and services to existing Taleo Enterprise Edition customers. In addition, we have developed partnerships and direct sales relationships with business process outsourcing, or BPO, human resources outsourcing, or HRO, and recruitment process outsourcing, or RPO, providers. Our BPO, HRO and RPO partners use our solutions to manage talent management for their customers as part of their broader human resource offerings. Our Taleo Business Edition offerings are sold primarily through an inside sales team and through our website.

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

Research and Development

Our research and development organization consists of product management and development employees. Our research and development organization is primarily located in Quebec City, Canada and Jacksonville, Florida. We also have development staff in Dublin, California and other locations. We use independent development firms or contractors for portions of our development related work, with current research and development efforts occurring in Budapest, Hungary, and Kiev, Ukraine. Our development methodology allows us to implement flexible development cycles that result in more timely and efficient delivery of new solutions and enhancements to existing solutions. We focus our research and development efforts on improving and enhancing our existing solution offerings as well as developing new solutions. The responsibilities of our research and development organization include product management, product development, and software maintenance. We allocate a portion of our research and development budget to the development of our technology platform, including our Talent Master Structured Data Platform (discussed above) and the platform underlying the configuration capabilities of our solutions (what we refer to as Configurable Staffing Process Platform). Our research and development expenditures, net of tax credits we received from the Government of Quebec, are expensed as incurred and totaled $30.9 million, $23.0 million, and $19.5 million in 2008, 2007, and 2006 respectively .

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

We believe that we compete favorably with respect to these factors. Our Taleo Enterprise Edition solutions compete with vendors of enterprise resource planning software such as Oracle Corporation and SAP AG, and also with vendors such as ADP, Authoria, Cezane, Cornerstone OnDemand, HRSmart, Jobpartners, Kenexa, Kronos, Neogov, Peopleclick, Pilat, Plateau, Salary.com, Stepstone, SuccessFactors, Technomedia, TEDS, Workday, and Workstream, that offer products and services that compete with one or more modules in our Taleo Enterprise Edition suite of solutions. Our Taleo Business Edition solution competes primarily with Bullhorn, Hiredesk, Halogen Software, iCIMs, Neogov, Monster.com, Silkroad, Virtual Edge from ADP and certain of the vendors listed in the previous sentence.

Our current and potential competitors include large, multi-national companies such as Oracle and SAP who have a larger installed base of users, longer operating histories, greater name recognition and substantially greater technical marketing and financial resources. In addition, we compete with smaller companies who may adapt better to changing conditions in the market. Our competitors may develop products or services that will be superior to our products, or that will achieve greater market acceptance.

Intellectual Property

Our success is dependent in part on our ability to protect our proprietary technology. We rely on a combination of trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology, services methodology and brand. We have registered trademarks for certain of our products and services and will continue to evaluate the registration of additional trademarks as appropriate. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. However, we do not have any issued patents, we have one pending  patent, and existing copyright laws afford only limited protection.

Despite our efforts to protect our intellectual property, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop substantially equivalent or superior proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. Furthermore, confidentiality agreements between us and our employees or any license agreements with our clients may not provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of it. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Accordingly, the steps we have taken to protect our intellectual property rights may not be adequate and we may not be able to protect our proprietary software in the United States or abroad against unauthorized third party copying or use, which could significantly harm our business.

In addition, we license third-party technologies that are incorporated into some elements of our services. Licenses from third-party technologies may not continue to be available to us at a reasonable cost, or at all.

Taleo is a registered trademark in the United States, European Union, Australia, Canada and Singapore and in various other jurisdictions.

Employees

As of December 31, 2008, we had 878 employees. None of our employees is represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relationship with our employees to be good.

Business Combinations

Over the past three years, we expanded our market share, acquired new technology or supplemented our technology by purchasing businesses and assets focused in the talent management market. During this time period, we acquired the following businesses:

Date of Closing	Company	Details
July 1, 2008	Vurv Technology, Inc. (“Vurv”)	The Vurv acquisition enhanced our solutions with the Vurv talent management solution, and provided new customer relationships and intellectual property.
July 3, 2007	Wetfeet, Inc. (“Wetfeet”)	Taleo acquired certain assets associated with the Wetfeet hiring management solution, including customer contracts, from Wetfeet, Inc. and its parent Universum Communications Holdings, Inc.
March 7, 2007	JobFlash, Inc. (“JobFlash”)
Taleo acquired certain assets of JobFlash, Inc., including customer contracts and intellectual property related to hourly hiring management, scheduling management and voice recognition tools for hiring management. The assets acquired provided the basis for our Taleo Scheduling Center solution, Taleo Voice Response and hourly hiring management tools for our Taleo Business Edition solution.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports furnished or filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on the “Investor Relations” section of our website (www.taleo.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information available on, or that can be accessed through, our website is not part of this report. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding us that we file electronically with the SEC.

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

With the exception of the year ended December 31, 2007, we have incurred annual losses in every year since our inception. As of December 31, 2008 we had incurred aggregate net losses of $62.1 million, which is our accumulated deficit of $75.9 million less $13.8 million of dividends and issuance costs on preferred stock. In the year ended December 31, 2008, we incurred losses of $8.2 million.  We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future.  As we continue to incur costs associated with regulatory compliance and being a public company and implement initiatives to grow our business, which include, among other things, acquisitions, international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from achieving or sustaining profitability. As a result, our business could be harmed and our stock price could decline. In the year ended December 31, 2008, we incurred losses largely as a result of expenses and charges associated with our recent acquisition of Vurv Technology, Inc. on July 1, 2008.  In the near term, we expect to incur losses as a result of the increased amortization expense associated with the acquisition of Vurv. Also, expenses for a significant portion of our consulting services are recognized in advance of the recognition of  revenue associated with the same consulting services, as revenue is deferred to future periods and recognized ratably over the term of the related application services agreement, while the expense associated with such consulting services are recognized in the period incurred. Accordingly, if our consulting services business grows, we may experience a negative impact on profitability.  In addition, we may incur losses as a result of  revenue shortfalls or increased expenses associated with our business.  As a result, our business could be harmed and our stock price could decline.

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

We have experienced, and expect to continue to experience, intense competition from a number of companies. Our Taleo Enterprise Edition solution competes with vendors of enterprise resource planning software such as Oracle Corporation and SAP AG, and also with vendors such as ADP, Authoria, Cezane, Cornerstone OnDemand, Halogen Software, HRSmart, Jobpartners, Kenexa, Kronos, Peopleclick, Pilat, Plateau, Salary.com, Stepstone, SuccessFactors, Technomedia, TEDS, Workday, and Workstream, that offer products and services that compete with one or more modules in our Taleo Enterprise Edition suite of solutions. Our Taleo Business Edition solution competes primarily with Bullhorn, Hiredesk, iCIMs, Openhire, Monster.com, and Virtual Edge from ADP. Our competitors may announce new products, services or enhancements that better meet changing industry standards or the price or performance needs of customers. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

Our review of our revenue recognition practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses. The accounting, legal and other expenses associated with the restatement have had a material adverse effect on our results of operations. As a result of our revenue recognition review and the resulting restatement, revenue from consulting services totaling approximately $18 million reported in our previously issued consolidated financial statements for the years ended December 31, 2003 through 2007, and our interim consolidated financial statements for each of the periods ended March 31, 2008 and June 30, 2008, will be deferred to periods after June 30, 2008.  Additionally,  the correction relating to the timing of revenue recognition for set-up fees, an element of application services revenue, will result in the deferral of approximately $0.2 million in application revenue recognized as of June 30, 2008 to periods after June 30, 2008. See the “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1 and Note 2 “Restatement of Consolidated Financial Statements” to Notes to Consolidated Financial Statements in Part II, Item 8 for further discussion. In addition, litigation has been filed against us, our current officers and certain of our former officers relating to a failure to apply GAAP in the reporting of quarterly and annual financial statements and securities prospectuses from the time of our initial public offering to our most recent filing with the SEC. See Part I, Item 3 “Legal Proceedings” for a more detailed description of these proceedings. We may become the subject of additional private or government actions regarding these matters in the future. These proceedings are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of this litigation will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. While we maintain standard directors and officers insurance, all or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

We have had to restate our historical financial statements.

In March 2009, we announced that we had completed a review of our revenue recognition practices and, as a result of this review, would restate certain financial statements and defer to future periods $18 million of consulting services revenue previously recognized through June 30, 2008.  Amounts in our previously issued consolidated financial statements for the years ended December 31, 2003 through 2007, and the interim consolidated financial statements for each of the periods ended March 31, 2008 and June 30, 2008, have been corrected for the timing of revenue recognition for consulting services revenue during these periods, as well as to correct an error relating to consulting services revenue recognition and the timing of revenue recognition for set-up fees, an element of our application services revenue. In connection with such review we identified certain control deficiencies relating to the application of applicable accounting literature related to revenue recognition. These deficiencies constituted a material weakness in internal control over financial reporting as of September 30, 2008, which led to corrections in our historical financial statements and our conclusion to restate such financial statements to correct those items. Specifically, the control deficiencies related to our failure to correctly interpret Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Element Deliverables (“EITF 00-21"), in determining the proper accounting treatment when application and consulting services are sold together.

In connection with the December 31, 2005 year-end audit of our financial statements, management and with our independent registered public accounting firm identified deficiencies in our internal control over financial reporting that were deemed to be material weaknesses. In particular, we discovered errors in respect to depreciation of fixed assets, and accrual of dividends on preferred stock which required adjustment. As a result, we restated our consolidated financial statements. We also identified a failure to appropriately apply GAAP to certain aspects of our financial reporting resulting from the lack of a properly designed financial reporting process and a lack of sufficient technical accounting expertise. Certain of such deficiencies were also deemed to be material weaknesses, which we remediated as of December 31, 2005.

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

During 2006 we completed a review and redesign of our internal controls over financial reporting related to our closing procedures and processes, our calculations of our reported numbers, including depreciation expense and fixed assets, and the need to strengthen our technical accounting expertise. Despite these efforts, we identified a material weakness in connection with the evaluation of the effectiveness of our internal controls as of March 31, 2007 prior to the filing of our financial results for the period ended March 31, 2007, related to the identification of a material adjustment required, which affected cash, accounts receivable and cash flow from operations. Additionally in third quarter of 2008, we identified certain control deficiencies relating to the application of applicable accounting literature related to revenue recognition. These deficiencies constituted a material weakness in internal control over financial reporting as of September 30, 2008.  As part of our ongoing processes we will continue to focus on improvements in our controls over financial reporting. We have discussed deficiencies in our financial reporting and remediation of such deficiencies with the audit committee of our board of directors and will continue to do so as required. However, we cannot be certain that we will be able to remediate all deficiencies in the future. Any current or future deficiencies could materially and adversely affect our ability to provide timely and accurate financial information.

We have not been in compliance with SEC reporting requirements and NASDAQ listing requirements. If we are unable to attain compliance with, or thereafter remain in compliance with SEC reporting requirements and NASDAQ listing requirements, there may be a material adverse effect on our business and our stockholders.

As a consequence of our review of our revenue recognition practices and resulting restatement of our historical financial statements, we were unable to file our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the period ended September 30, 2008 with the SEC on a timely basis and continue to face the possibility of delisting of our stock from the NASDAQ Global Market. We have now filed this Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the period ended September 30, 2008.  Until we have returned to full compliance with SEC reporting requirements and NASDAQ listing requirements, the possibility of a NASDAQ delisting exists. If this happens, the price of our stock and the ability of our stockholders to trade in our stock would be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to allow our employees to exercise their outstanding options, which could adversely affect our business and results of operations.  Furthermore, if we are delisted in the future from the NASDAQ Global Market, there may be other negative implications, including the potential loss of confidence by customers, suppliers and employees and the loss of institutional investor interest in our company.

As a result of the delayed filing of this Annual Report on Form 10-K for the year ended December 31, 2008 as well as our Quarterly Report on Form 10-Q for the period ended September 30, 2008, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until one year from the date the last delinquent filing is made. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

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

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance, we must enhance and improve existing products and continue to introduce new products and services. For instance, in February 2009 our performance management software product became generally available in the market. Any new products we develop or acquire may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to develop or acquire new products that appeal to our target customer base or enhance our existing products or if we fail to price our products to meet market demand or if the products we develop or acquire do not meet performance expectations or have a higher than expected cost structure to host and maintain, our business and operating results will be adversely affected. Our efforts to expand our solutions beyond our current offerings or beyond the talent management market may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our existing business.

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

Effective March 2007, we ceased entering into agreements to provide time and expense processing services for temporary workers. Fees for time and expense processing through our Taleo Contingent product declined throughout 2007; however, on an annualized basis such fees were still significant in 2007.  Revenue from time and expense processing effectively ended on August 30, 2008. We may find it difficult to replace the revenue we once received from the processing of temporary worker time and expense transactions and our results may be negatively impacted.

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

We currently deliver our solutions from nine data centers that host the applications for all of our customers. The Taleo Enterprise platform is hosted from three facilities: a U.S. facility leased from Equinix, Inc. in San Jose, California, a U.S. facility leased from Internap Network Services Corporation in New York City, New York and a Netherlands data center facility also leased from Equinix in Amsterdam. Internet bandwidth and access is provided by Internap in the two U.S. facilities and by Equinix in the Netherlands.  The Taleo Business Edition is hosted through two U.S. facilities: a facility located in San Jose, California and operated via a managed services arrangement and a facility located in San Francisco, California to host the legacy Vurv product for small-and medium-sized organizations. Opsource, Inc. provides hardware, internet bandwidth, and access in the San Jose, California hosting facility through the managed services arrangement. The Vurv legacy enterprise recruiting product is hosted through four facilities: a facility located in Jacksonville, Florida in the U.S., a facility located in Atlanta, Georgia in the U.S., a facility located in London, England and a facility located in Sydney, Australia. Internet bandwidth and access for the Vurv legacy enterprise recruiting product is provided by Peak 10 in the USA Florida facility, Adapt PLC in the England facility, and Conexim Australia Pty Ltd in the Australia facility. We do not control the operation of these facilities and must rely on these vendors to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. In the case of Opsource and Vurv locations that are managed service locations, we also rely upon the third party vendor for hardware associated with our hosting infrastructure. Although we believe we would be able to enter into a similar relationship with another third party should one of these relationships fail or terminate for any reason, we believe our reliance on any third-party vendor exposes us to risks outside of our control. If these third-party vendors encounter financial difficulty such as bankruptcy or other event beyond our control that cause them to fail to secure adequately and maintain their hosting facilities or provide the required data communications capacity, our customers may experience interruptions in our service or the loss or theft of important customer data. In the future, we may elect to open computing and communications hardware operations at additional third-party facilities located in the United States, Europe or other regions. We are not experienced at operating such facilities in jurisdictions outside the United States and doing so may pose additional risk to us.

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

During the year ended December 31, 2008, application revenue generated outside of the United States was 17% of total revenue, based on the location of the legal entity of the customer with which we contracted, of which 5% was revenue generated in Canada. Our primary research and development operation is in Quebec, Canada, but we conduct research and development in other international locations as well. We currently have international offices outside of North America in Australia, France, the Netherlands, Singapore and the United Kingdom, which focus primarily on selling and implementing our solutions in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

We are sometimes subject to legal proceedings and claims that arise in the course of business. For example, we are currently defendants in a suit alleging patent infringement and a suit alleging securities fraud, both of which are described in more detail in Part I, Item 3 “Legal Proceedings” and Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 for further information regarding pending and threatened litigation and potential claims.

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

The application of GAAP to our operations may also require significant judgment and interpretation as to the appropriate treatment of a specific issue.  These judgments and interpretations are complicated by the relative newness of the on-demand, vendor hosted software business model, also called software-as-a-service or SaaS, and the relative lack of interpretive guidance with respect to the application of GAAP to the SaaS model. For example, in connection with our recent review of our revenue recognition practices, we submitted a pre-clearance submission to the Office of the Chief Accountant of the SEC, or OCA, requesting its view of our historical application of EITF 00-21.  Following consultation with the OCA, we changed our application of EITF 00-21. See Explanatory Note Regarding Restatement immediately preceding Part 1, Item 1.  We cannot ensure that our interpretations and judgments with respect to the application of GAAP will be correct in the future and any incorrect interpretations and judgments could adversely affect our business.

If tax benefits currently available under the tax laws of Canada and the province of Quebec are reduced or repealed, or if we have taken an incorrect position with respect to tax matters under discussion with the Canadian Revenue Agency or other taxing authorities, our business could suffer.

The majority of our research and development activities are conducted through our Canadian subsidiary, Taleo (Canada) Inc. We participate in a government program in Quebec that provides investment credits based upon qualifying research and development expenditures. These expenditures primarily consist of the salaries for the persons conducting research and development activities. We have participated in the program since 1999, and expect that we will continue to receive these investment tax credits through December 2010. In 2008, we recorded a CAD $2.7 million reduction in our research and development expenses as a result of this program. We anticipate the continued reduction of our research and development expenses through application of these credits through 2010. If these investment tax benefits are reduced or eliminated, our financial condition and operating results may be adversely affected.

In addition to the research and development investment credit program described above, our Canadian subsidiary is participating in a scientific research and experimental development, or SRED, program administered by the Canadian federal government that provides income tax credits based upon qualifying research and development expenditures. For tax year 2007, we recorded a SRED credit claims of approximately CAD $1.1 million and have estimated our 2008 SRED credit claim to approximate CAD $1.2 million. Our Canadian subsidiary is eligible to remain in the SRED program for future tax years as long as its development projects continue to qualify. These federal SRED tax credits can only be applied to offset federal taxes payable and are reported as a credit to tax provision to the extent they reduce taxes payable to zero with any residual benefits recorded as a net deferred tax asset. We believe that our Canadian subsidiary is in compliance with these government programs and that all amounts recorded will be fully realized. If these investment credits are reduced or disallowed by the Canada Revenue Agency (“CRA”), our financial condition and operating results may be adversely affected.

Our Canadian subsidiary has been under examination by the Canada Revenue Agency “CRA” with respect to tax years 2000 and 2001. In December 2008, we were issued a proposed notice of assessment by CRA to increase taxable income by approximately CAD $3.8 million in respect to our 2002 tax year.  These adjustments relate, principally, to our treatment of CDTI tax credits and income and expense allocations recorded between the Company and our Canadian subsidiary.  We disagree with CRA’s basis for their proposed 2002 adjustments and intend to appeal their decision through applicable administrative and judicial procedures.  Also in December 2008, Taleo was notified by CRA of their intention to audit tax years 2003 through 2007.  No proposed assessment notices have been issued with respect to these open tax years.

We have settled certain issues raised in the 2000 and 2001 audit and are appealing the CRA’s treatment of Quebec investment tax credits. Final resolution of the CRA’s examination will have bearing on the tax treatment applied in subsequent periods not currently under examination. We have recorded income tax reserves believed to be sufficient to cover the estimated tax assessments for the open tax periods.

There could be a significant impact to our uncertain tax position over the next twelve months depending on the outcome of the on-going CRA audit. In the event the CRA audit results in adjustments that exceed both our income tax reserves and available deferred tax assets, our Canadian subsidiary may become a tax paying entity in 2009 or in a prior year including potential penalties and interest. Any such penalties cannot be reasonably estimated at this time.

We are seeking United States tax treaty relief through the appropriate Competent Authority tribunals for the assessments and settlements entered into with CRA and will seek treaty relief for all subsequent tax adjustments. Although we believe we have reasonable basis for our tax positions, it is possible an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular period or annual period.

As we continue to expand domestically and internationally, we may become subject to review by various U.S. and foreign taxing authorities which could negatively impact our financial results. While we have reserved for these uncertainties and do not expect the outcomes of these reviews to be material to our operations, our current assessment as to the potential financial impact of these reviews could prove incorrect and we may incur additional income tax expense in the period the uncertainty is resolved.

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

In connection with the acquisition of Vurv, we assumed the lease of 40,000 square feet of office space in Jacksonville, Florida.  This facility, which at the time of the acquisition was Vurv’s principal offices, is used for customer training and other general operations.  The remaining term of the Jacksonville lease is two (2) years ending on November 1, 2010.  We have two options to renew the lease for an additional term of five (5) years. Over the remaining two years, our base rent is approximately $60,000 per month, in addition to operating expenses and taxes.

Our primary research and development facility is in Quebec City, Canada, where we lease approximately 41,000 square feet of space. The Quebec lease has been in effect since December 1998 and will expire in December 2012.  Our base rent is CAD$72,000 per month, in addition to operating expenses and taxes.

Our former principal office in San Francisco, California, consisting of approximately 12,109 square feet, was subleased on October 19, 2006. The term of the sublease commenced on October 31, 2006, and will end on July 30, 2009. Under the sublease, we will receive monthly rental payments of approximately $22,000 until September 30, 2008, and $24,000 from October 1, 2008 to July 30, 2009. The monthly base rent payable by the sublessee under the sublease was abated for the first two months of the term. The sublease also provides for the payment of additional rent for operating expenses and taxes.

In North America, we have additional offices for our sales and services personnel throughout the United States, including offices in Chicago, Illinois and Petaluma, California. Outside of North America, we maintain offices for our sales and services personnel in the London area, Melbourne, Paris, Singapore and Sydney.

We believe that our facilities are adequate for current needs, though we may open additional sales, services, development and support locations in 2009. We believe that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

ITEM 3.  LEGAL PROCEEDINGS

Kenexa Litigation

Kenexa BrassRing, Inc., (“Kenexa”) filed suit against us in the United States District Court for the District of Delaware on August 27, 2007.  Kenexa alleges that we infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining the Company from further infringement.  The Company answered Kenexa’s complaint on January 28, 2008.  On May 9, 2008, Kenexa filed a similar lawsuit against Vurv Technology, Inc. (“Vurv”) in the United States District Court for the District of Delaware, alleging that Vurv has infringed Patent Nos. 5,999,939 and 6,996,561, and seeking monetary damages and an order enjoining us from further infringement.  We answered Kenexa’s complaint on May 29, 2008. We acquired Vurv on July 1, 2008.  Management has reviewed these matters and believes that neither our nor Vurv’s software products infringe any valid and enforceable claim of the asserted patents.  We have engaged in settlement discussions with Kenexa, but no settlement agreement has been reached.  Litigation is ongoing with respect to these matters.

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

In a separate action filed on June 25, 2008 in the United States District Court for the District of Delaware, Kenexa Technology, Inc. has asserted claims against us for tortious interference with contract, unfair competition, unfair trade practices, and unjust enrichment arising from our refusal to allow Kenexa employees to access and use our proprietary applications to provide outsourcing services to a Taleo customer, and seeking monetary damages and injunctive relief.  We answered Kenexa Technology, Inc.’s complaint on July 23, 2008.  On October 16, 2008, we amended our answer and filed counterclaims against Kenexa Technology, Inc., alleging copyright infringement, misappropriation of trade secrets, interference with contractual relations, and unfair competition arising from Kenexa’s unauthorized access and use of the Taleo products in the course of providing outsourcing services to the our customers, and seeking declaratory judgment, monetary damages, and injunctive relief.

Securities Claims

On November 14, 2008, following the announcement that we were re-evaluating certain of our historical and then current accounting practices, a shareholder class action lawsuit entitled Brett Johnson v. Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV-08-5182 SC, was filed in the United States District Court for the Northern District of California.  The complaint alleged violations of §10(b) of the Exchange Act and SEC Rule 10b-5.  The Johnson lawsuit was dismissed without prejudice on December 22, 2008.  On December 17, 2008, a second substantially similar shareholder lawsuit entitled Terrence Popyk v. Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV 08-5634 PH, was filed in the Northern District of California; the Popyk lawsuit was dismissed without prejudice on January 20, 2009.  On January 13, 2009, a third shareholder lawsuit entitled Scott Stemper v Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV 09-0151 JSW, was filed in the United States District Court for the Northern District of California.  On February 9, 2009, the court renamed the Stemper action “In re Taleo Corporation Securities Litigation” and appointed the Greater Pennsylvania Carpenter’s Pension Fund as lead plaintiff.  The court has scheduled a case management conference for September 11, 2009.  No motions are currently pending before the court.

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

Other Matters

 In addition to the matters described above, we are subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against us by customers, former employees and advisors and competitors.  We have accrued for estimated losses in the accompanying audited consolidated financial statements for matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.  Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, are likely to have a material adverse effect on the Company’s financial position or results of operations. However litigation is subject to inherent uncertainties and our views on these matters may change in the future.   Were an unfavorable outcome to occur in any one or more of those matters or the matters described above, over and above the amount, if any, that has been estimated and accrued in our audited consolidated financial statements, it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERPURCHASES OF EQUITY SECURITIES

Our Class A common stock has been listed on the Nasdaq Global Market under the symbol “TLEO” since September 29, 2005. Prior to that time, there was no public market for our Class A common stock. The following table sets forth the range of high and low sales prices on the Nasdaq Global Market of the Class A common stock for the periods indicated.

	High	Low
For the year ended December 31, 2008
Fourth quarter	$20.26	$5.69
Third quarter	25.75	17.38
Second quarter	21.66	17.28
First quarter	29.00	16.72
For the year ended December 31, 2007
Fourth quarter	$33.97	$24.07
Third quarter	26.07	20.23
Second quarter	22.54	15.25
First quarter	16.82	12.06

As of March 31, 2009, there were approximately 112 holders of record of our Class A common stock.  Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholder, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities(1)

Period	Total Number of Shares Purchased	Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

October 1, 2008 through October 31, 2008	13,696	$20.26	(2)	—	—
November 1, 2008 through November 30, 2008	—	—		—	—
December 1, 2008 through December 31, 2008	—	—		—	—
	13,696	$20.26	(2)	—	—
__________

(1)	In connection with our awards of restricted stock and/or performance shares, we repurchase common stock from employees as consideration for the payment of required withholding taxes.

(2)	Represents the weighted average price per share.

Dividend Policy

We have never declared or paid any cash dividends on our Class A common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our Class A common stock in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from September 28, 2005 through December 31, 2008 of cumulative total return for Taleo’s Class A common stock, the Nasdaq stock Market (U.S.) Index and the Nasdaq Computer and Data Processing Index. The graph assumes that $100 was invested on September 28, 2005 in Taleo’s Class A common stock and each of the indices as noted below, including reinvestment of dividends. No dividends have been paid or declared on Taleo’s Class A common stock. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 39 MONTH CUMULATIVE TOTAL RETURN*

Among Taleo Corporation, The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

$250
$200
$150
$100
$50
$0
9/29/05
12/05
12/06
12/07
12/08
Taleo Corporation
NASDAQ Composite
NASDAQ Computer & Data Processing

*$100 invested on 9/28/05 in stock or 8/31/05 in index-including reinvestment of dividends.
Fiscal year ending December 31.

Information used in the graph was obtained from Research Data Group Inc, a third party investment research firm, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

The stock performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Taleo under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

The consolidated statement of operations data for the years ended December 31, 2004, 2005, 2006 and 2007, and the consolidated balance sheet data as of December 31, 2004, 2005, 2006 and 2007, have been restated as set forth in this Form 10-K.  The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K.  The information presented in the following tables has been adjusted to reflect our restatement resulting from our review of our revenue recognition practices, as is more fully described in the “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements in Item 8.  We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

	Year Ended December 31,
	2008	2007 (1)	2006 (1)	2005 (2)			2004 (2)
	(In thousands, except per share data)
		As restated	As restated	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Consolidated Statements of Operations Data(3):
Revenue:
Application	$138,628	$105,032	$79,116	$63,296	$(27)	$63,269	$49,010	$-	$49,010
Consulting	29,791	23,038	15,864	15,114	(6,169)	8,945	9,640	(5,122)	4,518
Total revenue	168,419	128,070	94,980	78,410	(6,196)	72,214	58,650	(5,122)	53,528
Cost of revenue:
Application	32,390	22,577	19,351	16,419	(8)	16,411	14,627	-	14,627
Consulting	25,183	18,005	12,807	11,058	-	11,058	8,276	-	8,276
Total cost of revenue	57,573	40,582	32,158	27,477	(8)	27,469	22,903	-	22,903
Gross profit	110,846	87,488	62,822	50,933	(6,188)	44,745	35,747	(5,122)	30,625
Operating expenses:
Sales and marketing	53,758	36,871	29,528	22,544	(63)	22,481	18,153	-	18,153
Research and development	30,937	22,968	19,525	16,687	(37)	16,650	15,932	-	15,932
General and administrative	32,653	23,684	21,030	10,725	104	10,829	7,096	62	7,158
Restructuring and severance expense	1,914	-	414	804	-	804	-	-	-
Total operating expenses	119,262	83,523	70,497	50,760	4	50,764	41,181	62	41,243
Operating income (loss)	(8,416)	3,965	(7,675)	173	(6,192)	(6,019)	(5,434)	(5,184)	(10,618)
Other income (expense):
Interest income	1,717	3,045	2,891	873	-	873	101	-	101
Interest expense	(199)	(137)	(107)	(1,273)	-	(1,273)	(404)	-	(404)
Fees for early extinguishment of debt	-	-	-	(2,264)	-	(2,264)	-	-	-
Total other income (expense), net	1,518	2,908	2,784	(2,664)	-	(2,664)	(303)	-	(303)
Income (loss) before provision (benefit) for income taxes	(6,898)	6,873	(4,891)	(2,491)	(6,192)	(8,683)	(5,737)	(5,184)	(10,921)
Provision (benefit) for income taxes	1,303	3,083	(323)	4	-	4	(11)	-	(11)
Net income (loss)	(8,201)	3,790	(4,568)	(2,495)	(6,192)	(8,687)	(5,726)	(5,184)	(10,910)
Accrual of dividends and issuance costs on preferred stock	-	-	-	(2,984)	-	(2,984)	(3,299)	-	(3,299)
Net income (loss) attributable to Class A common stockholders	$(8,201)	$3,790	$(4,568)	$(5,479)	$(6,192)	$(11,671)	$(9,025)	$(5,184)	$(14,209)
Net income (loss) attributable to Class A common stockholders per share — basic	$(0.30)	$0.16	$(0.23)	$(1.19)	$(1.34)	$(2.53)	$(161.16)	$(92.57)	$(253.73)
Net income (loss) loss attributable to Class A common stockholders per share — diluted	$(0.30)	$0.13	$(0.23)	$(1.19)	$(1.34)	$(2.53)	$(161.16)	$(92.57)	$(253.73)
Weighted-average Class A common shares — basic	27,569	24,116	20,031	4,619	4,619	4,619	56	56	56
Weighted-average Class A common shares — diluted(4)	27,569	28,777	20,031	4,619	4,619	4,619	56	56	56

	As of December 31,
	2008	2007 (1)	2006 (2)	2005 (2)			2004 (2)
	($ In thousands)
		As restated	As restated	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Consolidated balance sheet data:
Cash and cash equivalents	$49,462	$86,135	$58,785	$59,346	$12	$59,358	$5,773	$21	$5,794
Working capital (deficit)	19,594	60,515	49,310	58,497	(7,295)	51,202	(1,371)	(3,611)	(4,982)
Total assets	283,189	164,821	118,571	99,020	(12)	99,008	38,648	27	38,675
Long-term debt(5)	519	16	17	399	21	420	2,573	-	2,573
Total preferred stock and exchangeable share obligation	-	331	796	1,715	-	1,715	52,073	-	52,073
Total stockholders’ equity (deficit)	172,421	85,668	61,155	71,698	(14,348)	57,350	(42,996)	(8,139)	(51,135)

(1)	See Note 2 “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements for a discussion of these adjustments.

(2)
The consolidated statements of operations data for the years ended December 31, 2005 and 2004, and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 have been revised to reflect adjustments related to the restatement described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement” and Note 2 of the Notes to Consolidated Financial Statements.

(3)
We acquired Recruitforce.com, Inc. in March 2005, certain assets of JobFlash, Inc. in March 2007, certain assets of Wetfeet, Inc. in July 2007, and Vurv Technology, Inc. in July 2008. Our consolidated statement of operations and balance sheet data include the results of Recruitforce.com, JobFlash, Wetfeet and Vurv Technology only for periods subsequent to October 21, 2003, March 10, 2005, March 7, 2007, July 3, 2007, and July 1, 2008, respectively. See Item 7, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 “Business Combinations and Dispositions” of the Notes to Consolidated Financial Statements for additional information regarding our acquisitions with respect to JobFlash, Inc., Wetfeet, Inc., and Vurv Technology, Inc.

(4)
Exchangeable shares, redeemable convertible preferred stock, stock options, and warrants are not included if antidilutive for the periods presented. See Note 8 “Preferred Stock” and Note 9 “Common Stock” of the Notes to Consolidated Financial Statements.

(5)	Includes long-term debt and capital leases related to production equipment and internal use software. See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our Item 8 — Financial Statements and Supplementary Data.

Restatement

With this annual report on Form 10-K, we have restated the following previously filed consolidated financial statements, data and related disclosures:

(1)
Our consolidated balance sheet as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2006 and 2007;

(2)	Our selected financial data as of and for our fiscal years ended December 31, 2004, 2005, 2006, and 2007 located in Item 6 of this Form 10-K;

(3)	Our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended December 31, 2006 and 2007 contained herein; and

(4)
Our unaudited quarterly financial information for each quarter in our fiscal year ended December 31, 2007, and for the quarters ended March 31, 2008 and June 30, 2008 in Note 16, “Selected Quarterly Financial Data (Unaudited)” of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

The restatement results from our review of revenue recognition practices.  See “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1  and Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in Item 8 for a detailed discussion of the review and effect of the restatement.

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.  For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports.

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

We focus our evaluation of our operating results and financial condition on certain key metrics, as well as certain non-financial aspects of our business. Included in our evaluation are our revenue composition and growth, net income, and our overall liquidity that is primarily comprised of our cash and accounts receivable balances. Non-financial data is also evaluated, including, for example, purchasing trends for software applications across industries and geographies, input from current and prospective customers relating to product functionality and general economic data relating to employment and workforce trends.  We use this aggregated information to assess our historic performance, and also to plan our future strategy.

On May 5, 2008, we entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) to purchase Vurv Technology, Inc. (“Vurv”), a privately held company. Vurv is a provider of on demand talent management software.  On July 1, 2008, we completed the acquisition of Vurv.  Accordingly, the assets, liabilities and operating results of Vurv are reflected in our consolidated financial statements from the date of acquisition.  The total consideration paid by us in connection with the acquisition was approximately $34.4 million in cash and approximately 3.8 million shares of Class A common stock, of which approximately $33.8 million in cash and approximately 3.3 million shares of Class A common stock were paid on the closing date.  Approximately 0.5 million shares were placed into escrow for one year following the closing to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties contained in the Reorganization Agreement or certain other events.  Additionally, approximately $0.3 million was placed into escrow to pay for expenses incurred by the stockholder representative in connection with its duties under the Reorganization Agreement, and approximately $0.4 million was placed in escrow to compensate us in the event certain expenses are incurred in connection with payments to certain Vurv employees.  In addition, we assumed outstanding options to purchase shares of Vurv common stock, which converted into options to purchase approximately 0.4 million shares of our Class A common stock.  We also repaid approximately $9.0 million of Vurv debt on the closing date. No contingent cash payments remain for this transaction.

In September 2008, we made an equity investment in Worldwide Compensation, Inc. (“WWC”), a privately held company that provides compensation, recruiting and performance solutions.  We invested $2.5 million for a 16% equity investment and an option to purchase WWC. The purchase option is exercisable from June 4, 2009 through December 2, 2009.  In accordance with Accounting Principles Board Opinion No. 18 (APB 18), “The Equity Method of Accounting for Investments in Common Stock” we recorded the investment at cost at $1.4 million.  The fair value of the purchase option was recorded in the balance sheet as other assets on the date of issuance at $1.1 million.  The estimated fair value of the purchase option on the date of issuance was determined based on the Black-Scholes model.

In November 2008, we entered in an agreement to sell our Optimize product offering (“Optimize”) and the associated assets and liabilities. We acquired Optimize in connection with the acquisition of Vurv an July 1, 2008 and the sale of Optimize represents the completion of a disposition plan initiated during the third quarter of 2008. The sale of Optimize did not result in a significant gain or loss.

Sources of Revenue

We derive our revenue from two sources: application revenue and consulting revenue.

Application Revenue

Application revenue is generally comprised of subscription fees from customers accessing our applications, which includes the use of the application, application and data hosting, and maintenance of the application. The majority of our application subscription revenue is recognized monthly over the life of the application agreement, based on a stated, fixed-dollar amount. Revenue associated with our Taleo Contingent solution was recognized based on a fixed contract percentage of the dollar amount invoiced for contingent labor through use of the application. Effective March 2007, we ceased entering into agreements to provide time and expense processing as a component of our Taleo Contingent solution and, accordingly, our revenue model based on a percentage of spend from such processing services ended. We serviced our customers to which we provide such time and expense processing services through the expiration of their agreements with us. Revenue from time and expense processing for these customers ended in August 2008.

The term of our application agreements for Taleo Enterprise Edition signed with new customers in 2008, 2007, and 2006 is typically three or more years. The term of application agreements for Taleo Business Edition is typically one year. Our customer renewals on a dollar basis have historically been greater than 95%.

Application agreements entered into during 2008, 2007, and 2006 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause, if we fail to perform our material obligations.

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

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related expenses for our sales and marketing staff, including commissions, marketing programs, allocated overhead and amortization of intangibles from acqusitions. Marketing programs include advertising, events, corporate communications, and other brand building and product marketing expenses. As our business grows, we plan to continue to increase our investment in sales and marketing by adding personnel, building our relationships with partners, expanding our domestic and international selling and marketing activities, building brand awareness, and sponsoring additional marketing events. We expect that our sales and marketing expenses will increase in dollar terms as a result of these investments, however the overall sales and marketing expense as a percentage of revenue is expected to stay consistent.

Research and Development

Research and development expenses consist primarily of salaries and related expenses and allocated overhead, and third-party consulting fees. Our expenses are net of the tax credits we receive from the Canada Revenue Agency, Revenue Quebec and Investment Quebec. We focus our research and development efforts on increasing the functionality and enhancing the ease of use and quality of our applications, as well as developing new products and enhancing our infrastructure. We expect that the amount of research and development expenses will increase in dollar terms, but expect that the overall expense will decrease as a percentage of revenue.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resource, legal, operations and management information systems personnel, professional fees, board compensation and expenses, expenses related to potential mergers and acquisitions, and other corporate expenses. We expect that the amount of general and administrative expenses will slightly increase in dollar terms as we add personnel over the next year, however as a percentage of revenue are expected to stay consistent or decrease.

Employee Benefits

Effective January 1, 2008, we instituted a 401(k) matching program with the following specifics: (i) for employee contributions to the our 401(k) plan of up to 4% of the each employee’s base salary up to a maximum of $230,000 for the year ended December 31, 2008.  We will match such employee contributions at a rate of $0.50 for every $1.00 contributed by the employee; and (ii) our 401(k) matching program has a three year vesting period with one third of the employer contribution match vesting each year over the three year period. We recorded $0.4 million in employee related costs during the twelve months ended December 31, 2008 as a result of the adoption of this program.

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

We utilize the provisions of EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”, to determine whether our arrangements containing multiple deliverables contain more than one unit of accounting. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis and there must be objective and reliable evidence of fair value of any undelivered element. Our consulting services have standalone value because those services are sold separately by other vendors and we have objective and reliable evidence of fair value for consulting services based on the consistency when sold separately.  Our application services have standalone value because we often sell such services separately; however, in multiple element arrangements that include both application and consulting services, we typically do not have objective and reliable evidence of fair value for our application services.  As such, we treat multiple element arrangements that include both application and consulting services as a single unit of accounting and recognize the combined revenue over the subscription term.

The Company’s objective and reliable evidence of fair value for consulting services and its assessment of fair value with respect to application services are used to derive a reasonable approximation for presenting application services and consulting services separately in its consolidated financial statements.

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

Our revenue associated with the time and expense processing functionality of our Taleo Contingent solution is recognized based on a fixed, contracted percentage of the dollar amount invoiced for contingent labor through use of the application, and is recorded on a net basis under the provisions of EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, as we are not the primary obligor under the arrangements, the percentage earned by us is typically fixed, and we do not take credit risk.

Consulting Revenue

Consulting revenue consists primarily of fees associated with application configuration, integration, business process re-engineering, change management, and education and training services.  In arrangements that include both an application subscription and consulting services, the related consulting revenues are recognized ratably over the remaining subscription term.  Our consulting engagements are typically billed on a time and materials basis and, for engagements sold separately from application services, we recognize consulting revenues as delivered.   In some instances we sell consulting services on a fixed-fee basis and, in those cases, for engagements sold separately from application services, we recognize consulting revenues using a proportional performance model based on services performed. Associated out-of-pocket travel and expenses related to the delivery of consulting services is typically reimbursed by the customer. This is accounted for as both revenue and expense in the period the cost is incurred. From time to time, certain of our consulting projects are subcontracted to third parties. Our customers may also elect to use unrelated third parties for the types of consulting services that we offer. Our typical consulting contract provides for payment within 30 to 60 days of invoice.

Research and Development

We account for software development costs under the provisions of Statement of Financial Accounting Standards (SFAS), No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Accordingly, we capitalize certain software development costs after technological feasibility of the product has been established. Such costs have been immaterial to date, and accordingly, no costs were capitalized during the years ended December 31, 2008 and 2007.

Stock-based Compensation

We adopted SFAS 123(R), Share-Based Payment, effective January 1, 2006. Under the provisions of SFAS 123(R), we recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. We have elected the modified prospective transition method for adopting SFAS 123(R), under which the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in our financial statements in the periods after the date of adoption using the same value determined under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as disclosed in previous filings. We recognize compensation expense for the stock option awards granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period, see Note 1 “Description of Business and Summary of Significant Accounting Policies Stock-Based Compensation” in the Notes to Consolidated Financial Statements. Estimates are used in determining the fair value of such awards. Changes in these estimates could result in changes to our compensation charges.

Goodwill, Other Intangible Assets and Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we conduct a test for the impairment of goodwill on at least an annual basis. We adopted October 1 as the date of the annual impairment test. The impairment test first compares the fair value of reporting units to their carrying amount, including goodwill, to assess whether impairment is present. Based on our most recent assessment test, the fair value of the reporting units exceeds our carrying value and therefore we do not have impairment as of October 1, 2008. We will assess the impairment of goodwill annually on October 1, or sooner if indicators of impairment arise.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the review of the carrying value of long-lived assets when impairment indicators arise. The review of these long-lived assets is based on factors including estimates of the future operating cash flows of our business. These future estimates are based on historical results, adjusted to reflect our best estimates of future market and operating conditions, and are continuously reviewed. Actual results may vary materially from our estimates, and accordingly may cause a full impairment of our long-lived assets.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards and temporary differences related to deferred revenue and stock-based compensation. We assess the likelihood that deferred tax assets will be recovered from future taxable income and a valuation allowance is recorded if it is deemed more likely than not some portion of the deferred tax assets will not be realized. In 2006, we reversed our Canadian subsidiary’s valuation allowances by approximately $1.3 million since it was determined more likely than not these deferred tax assets would be realized. At December 31, 2007, we reversed valuation allowances in our remaining foreign subsidiaries which resulted in a tax provision benefit of approximately $0.3 million. We continue to maintain a full valuation allowance against our U. S. deferred tax assets with the exception of federal alternative minimum tax credits.  Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.

Compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenue and expenses between each of our legal entities that are located in several countries. Our determinations include many decisions based on our knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third-parties. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for exposures that are more likely than not to be realized. Such estimates are subject to change.

Results of Operations

The following tables set forth certain consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Year Ended December 31,
	2008	2007	2006
Condensed Consolidated Statement of Operations Data:

Revenue:
Application	82%	82%	83%
Consulting	18%	18%	17%
Total revenue	100%	100%	100%
Cost of revenue (as a percent of related revenue):
Application	23%	21%	24%
Consulting	85%	78%	81%
Total cost of revenue	34%	32%	34%
Gross profit	66%	68%	66%
Operating expenses:
Sales and marketing	32%	29%	31%
Research and development	18%	18%	21%
General and administrative	19%	18%	22%
Restructuring	1%	0%	0%
Total operating expenses	71%	65%	74%
Operating income / (loss)	-5%	3%	-8%
Other income (expense):
Interest income	1%	2%	3%
Interest expense	0%	0%	0%
Total other income, net	1%	2%	3%
Income / (loss) before provision for income taxes	-4%	5%	-5%
Provision for income taxes	1%	2%	0%
Net income / (loss)	-5%	3%	-5%

Comparison of the Years Ended December 31, 2008 and 2007

We have restated our audited consolidated statement of operations and cash flows for the year ended December 31, 2007.   For additional information about the restatement, please see the Explanatory Note Regarding Restatement immediately preceding Part I, Item 1 and Note 2 of the Notes to Consolidated Financial Statements, “Restatement of Consolidated Financial Statements.” The following discussion and analysis of our financial results of operations incorporates the restated amounts.

Dollar amounts in tables are shown in thousands.

Revenue

	Year ended December 31,
	2008	2007	$ change	% change
	(In thousands)
Application revenue	$138,628	$105,032	$33,596	32%
Consulting revenue	29,791	23,038	6,753	29%
Total revenue	$168,419	$128,070	$40,349	32%

The increase in application revenue was due to increased renewals by existing customers, sales to new customers, sales of additional applications to existing customers, broader roll out of our applications by existing customers and the addition of customers through our acquisition of Vurv Technology, Inc. on July 1, 2008.  In 2008, we had 86 new Taleo Enterprise Edition customers and 777 new Taleo Business Edition customers.  Application revenue associated with our product lines for Taleo Enterprise Edition customers increased by $16.1 million as compared to 2007.  In addition we recognized approximately $12.0 million in revenue related to product lines we acquired from Vurv Technology, Inc. on July 1, 2008.  Application revenue associated with Taleo Business Edition customers increased by $5.5 million as compared to 2007. The prices of our applications were relatively consistent on a period-to-period comparative basis.  Application revenues will continue to increase if we continue to increase our sales of new and existing applications into our installed customer base as well as to new customers. However if we were to see a decline in sales as a result of the economic environment, revenues would eventually decline.

The increase in consulting revenue was attributable to higher demand for services from new and existing customers and a one time increase of $3.3 million in consulting revenue related to legacy Vurv engagements which were completed by December 31, 2008.  Our consulting utilization rate increased to 66% in 2008 from 64% in the prior year.  The utilization rate for our consultants is the percentage of time billable out of a 2,080 hour year. The prices of our consulting services were relatively consistent on a period-to-period comparative basis. We expect that consulting revenues would continue to increase as long as sales to new and existing customers continue to grow. However, consulting revenue may be subject to increased volatility as a result of the global economic uncertainty and the impact on new and existing customer budgets for consulting services.

Our U.S. company is the contracting party for all sales agreements in the United States and our Canadian subsidiary is the contracting party for all Taleo Enterprise Edition sales agreements in Canada. Prior to January 1, 2005, certain of our subsidiaries outside of North America were the contracting parties for sales transactions within their regions. After January 1, 2005, our U.S. company has been the contracting party for all new sales agreements and renewals of existing sales agreements entered into with customers outside of North America. While Vurv generally contracted with customers outside of the U.S. via a local subsidiary, renewals of such existing agreements going forward will be with a U.S. entity. Accordingly, as our customers renew their agreements with us over time, the percentage of total revenue identified to our subsidiaries outside of North America should decline. Accordingly, the geographic mix of total revenue, based on the country of location of the Taleo contracting entity, in the year ended December 31, 2008 was about 95%, less than 5% and less than 1% in the United States, Canada and the rest of the world, respectively, as compared to about 94%, 5% and 1%, respectively, in the year ended December 31, 2007. For the year ended December 31, 2006, it was 91% from the United States, 6% from Canada, 2% from Europe, and 1% from the rest of the world. We also track the geographic mix of our revenue on the basis of the location of the contracting entity for our customers.  The geographic mix of application services revenue based on the region of location of the customer contracting in the year ended December 31, 2008 was 83% from the United States, 5% from Canada, 8% from Europe, and 4% from the rest of the world.  For the year ended December 31, 2007 it was 85% from the United States, 6% from Canada, 6% from Europe, and 3% from the rest of the world. For the year ended December 31, 2006 it was 87% from the United States, 6% from Canada, 4% from Europe, and 3% from the rest of the world. Due to the nature of consulting services revenue recognition, it is impracticable to determine revenue by location of the customer contracting, however the trends for contracted consulting services would be expected to be similar to the geographic mix of application services.

Cost of Revenue

	Year ended December 31,
	2008	2007	$ change	% change
	(In thousands)
Cost of revenue - application	$32,390	$22,577	$9,813	43%
Cost of revenue - consulting	25,183	18,005	7,178	40%
Cost of revenue - total	$57,573	$40,582	$16,991	42%

During the year ended December 31, 2008, cost of application revenue increased primarily as a result of a $4.6 million increase in hosting facilities cost, a $2.9 million increase in employee-related cost (including $0.2 million in stock based compensation expense), a $1.6 million increase in depreciation and amortization, and a $0.7 million net increase in overhead allocations and other operating expenses.

The increase in cost of application revenue was primarily driven by a net headcount increase of 58 persons as compared to the prior year (including the addition of 48 employees from Vurv), additional costs related to hosting legacy Vurv applications (including third party software costs, internet bandwidth costs, and other costs associated with legacy Vurv hosting facilities) and a significant increase in amortization expense of $1.4 million due to the amortization of intangible assets acquired in connection with Vurv.  Additionally, third party software costs related to the legacy Taleo applications increased due to infrastructure enhancements and an increase in capacity.  Further, general operating expenses also increased as a result of our expanded operations.  In 2009, we expect cost of application revenue in dollar terms to increase as revenue increases but we expect cost of application revenue as a percentage of application revenue to remain flat unless economic conditions require us to transact at prices lower than have historically been the case.

During the year ended December 31, 2008, cost of consulting revenue increased primarily as a result of a $5.0 million increase in employee-related costs (including $0.4 million in stock based compensation expense), a $1.3 million increase in professional services, a $0.6 million increase in travel expenses and a $0.3 million net increase in overhead allocations and other operating expenses.

The increase in cost of consulting revenue  resulted from an increase in headcount by 42 persons as compared to the prior year (including the addition of 35 former Vurv employees which was reduced to 32 persons at December 31, 2008).  Additionally, professional services expenses increased as a result of our subcontracting more of our of consulting services to third parties than we did in the prior year.  The increase in overhead allocation expenses resulted from general expense increases of our expanded operations.  In 2009, we expect the cost of consulting revenue to decrease in dollar terms and as a percentage of consulting revenue.

Gross Profit and Gross Profit Percentage

	Year ended December 31,
	2008	2007	$ change	% change
	(In thousands)
Gross profit
Gross profit — application	$106,238	$82,455	$23,783	29%
Gross profit — consulting	4,608	5,033	(425)	-8%
Gross profit — total	$110,846	$87,488	$23,358	27%

	Year ended December 31,
	2008	2007	% change
Gross profit percentage
Gross profit percentage — application	77%	79%	-2%
Gross profit percentage — consulting	15%	22%	-7%
Gross profit percentage — total	66%	68%	-2%

The decrease in gross profit percentage on application revenue was driven predominantly by higher application expenses incurred as a result of the Vurv acquisition on July 1, 2008, including amortization of  intangible expense of  $1.4 million. Vurv’s gross profit percentage on application revenue was lower than Taleo on a stand-alone basis and as a result, it negatively impacted the consolidated gross profit percentage on application revenue during the second half of 2008.  We expect gross profit percentage on application revenue to remain constant in 2009.

Gross profit percentage on consulting decreased in 2008 due to the combination of the growth in our consulting business and the timing of recognition of expenses as incurred while a significant percentage of consulting services revenue is recognized over the term of the application services agreement which is typically three years. This resulted in deferred consulting revenue at December 31, 2008 of $25.8 million compared to $20.9 million at December 31, 2007. Additionally, the acquisition of Vurv had minimal impact on the gross profit percentage as the gross profit percentage on engagements assumed was consistent with the net increase in consulting expenses relating to Taleo engagements. While we expect consulting revenue in terms of dollars to increase, we expect a lower gross profit percentage on consulting revenue as a result of resources needed to deliver the additional consulting revenue, and that a portion of the incremental consulting revenue will be recognized ratably over the term of the application agreement.

We expect the total gross profit percentage to be constant in 2009, however there will be continued focus on eliminating any duplicate costs resulting from the Vurv acquisition and if we are successful total gross profit percentage will improve.

Operating expenses

	Year ended December 31,
	2008	2007	$ change	% change
	(In thousands)
Sales and marketing	$53,758	36,871	$16,887	46%
Research and development	30,937	22,968	7,969	35%
General and administrative	32,653	23,684	8,969	38%
Restructuring and severance expense	1,914	-	1,914	*
Total operating expenses	$119,262	$83,523	$35,739	43%

*      not meaningful

Sales and Marketing.  During the year ended December 31, 2008, sales and marketing expenses increased by 46% over the prior year as a result of a $8.3 million increase in employee-related cost (including $1.3 million in stock based compensation expense), a $4.2 million increase in depreciation and amortization, a $2.2 million increase in marketing expenses, a $1.1 million increase in travel expenses, and a $1.1 million net increase in overhead allocations and other operating expenses.

The increase in sales and marketing expense was primarily driven by a net headcount increase of 39 persons as compared to the prior year (including the addition of 29 employees from Vurv); higher commission payments associated with our increase in new customer arrangements; amortization expenses of $4.1 million attributable to the amortization of intangible assets obtained as a result of the acquisition of Vurv on July 1, 2008; travel expenses associated with an increase in headcount, and marketing expenditures related to tradeshows, demand generation efforts for our Taleo Business Edition products. In 2009, we expect sales and marketing expense to increase in dollar terms as we continue to grow our business; and remain consistent as a percentage of revenue.

Research and Development.  During the year ended December 31, 2008, research and development expenses increased by 35% over the year as a result of a $5.1 million increase in employee-related cost (including $0.2 million in stock based compensation expense), a $1.7 million increase in outsourced product development and software support cost, a $0.4 million increase in travel expenses, $0.4 million increase in depreciation and amortization and a $0.4 million net increase in other operating expenses.

The increase in research and development expense was primarily driven by a net headcount increase of 67 persons as compared to the prior year (including the addition of 34 employees from Vurv).  We outsourced development and quality assurance activity performed outside North America on projects such as our next Recruiting release, Taleo Performance, and the current version of Taleo Recruiting.  Travel and entertainment expenses also increased as a result of the increase in headcount and travel requirements outside North America.  In 2009, we expect our research and development expenses will increase in dollar terms, but will decrease as a percentage of revenue.

General and Administrative.  During the year ended December 31, 2008, general and administrative expenses increased by 38% over the prior year as a result of a $5.3 million increase in employee-related cost (including $2.5 million in stock based compensation expense), a $2.3 million increase in legal fees, a $0.4 million increase in foreign exchange losses, a $0.3 million increase in audit fees, a $0.3 million increase in bad debt expense, a $0.3 million increase in travel expenses, and a $0.1 million net increase in other operational expenses.

The increase in general and administrative expense in 2008 was primarily driven by a net headcount increase of 23 persons (including the addition of 17 employees from Vurv).  Employee-related cost relating to stock based compensation increased due to 2008 equity compensation grants to senior management.  Our legal expenses increased significantly in 2008 due to a litigation accrual for a pending matter. And additionally, our on-going litigation costs increased and we incurred legal fees in relation to our investment in Worldwide Compensation, Inc. General and administrative expenses also increased due to telecommunication, facility and travel expenses associated with the acquisition and integration of Vurv.  In 2009, we expect general and administrative expenses to increase in terms of dollars and to continue to decrease as a percentage of revenue.

Restructuring charges.  In the second quarter of 2008, we initiated a restructuring plan to reorganize the company.  The reorganization plan resulted in the termination of 34 employees during the year ended December 31, 2008 at a total cost of approximately $1.8 million.  Additionally, we incurred $0.1 million in facility closure cost associated with this plan.  We do not expect to incur any additional severance or facility cost under this plan.

Contribution Margin– Operating Segments

	Year ended December 31,
	2008	2007	$ change	% change
	(In thousands)
Contribution Margin
Contribution margin — application	$75,301	$59,487	$15,814	27%
Contribution margin — consulting	4,608	5,033	(425)	-8%
Contribution margin — total	$79,909	$64,520	$15,389	24%

Application contribution margin increased 27% year over year. This was due to a 32% increase in application revenue over the same period. Consulting contribution margin decreased by 8% year over year as a result of expenses incurred to deliver services in advance of the revenue recognition for a significant percentage of our consulting services.

Interest income and interest expense

	Year ended December 31,
	2008	2007	$ change	% change
	(In thousands)
Interest income	$1,717	$3,045	$(1,328)	-44%
Interest expense	(199)	(137)	(62)	45%
Total other income, net	$1,518	$2,908	$(1,390)	-48%

Interest Income.  The decrease in interest income is primarily attributable to a lower cash balance due to a $49.7 million cash outlay for the acquisition of Vurv in July of 2008. Additionally, we experienced a decline in the average rate earned on our cash balance from 3.73% at the beginning of the year to 0.7% by the end of the year.

Interest Expense.  The increase in interest expense is attributable to imputed interest related to two financing agreements for software purchases entered into in 2007 and an increase in capital lease obligations as a result of the Vurv acquisition.

Provision (Benefit) for Income Taxes

	Year ended December 31,
	2008	2007	$ change	% change
	(In thousands)
Provision for income taxes	$1,303	$3,083	$(1,780)	-58%

We recorded an income tax provision of $1.3 million in 2008 compared to an income tax provision  of $3.1 million in 2007. The provision was generated principally from our international operations, state income taxes and from the reversal of valuation allowances as we utilized operating loss carryforwards. At December 31, 2008, a valuation allowance remains only against our U.S. company’s deferred tax assets excluding alternative minimum tax credits, as we determined  it was more likely than not these assets will not be realized. If, based on the operating results of 2009 and other evidence, we are to conclude the U.S. deferred tax assets will be realized in the future, we will reverse the remaining valuation allowances which would likely have a material impact on our financial results in the form of reduced tax expense or increased tax benefits in the period the reversal occurs. There can be no assurances we will reverse our remaining U.S. company’s valuation allowance in 2009.

Comparison of the Years Ended December 31, 2007 and 2006

We have restated our audited consolidated statement of operations and cash flows for the years ended December 31, 2007 and 2006.   For additional information about the restatement, please see the Explanatory Note Regarding Restatement immediately preceding Part I, Item 1 and Note 2 of the Notes to Consolidated Financial Statements, “Restatement of Consolidated Financial Statements.” The following discussion and analysis of our financial results of operations incorporates the restated amounts.

Dollar amounts in tables are shown in thousands.

Revenue
	Year ended December 31,
	2007	2006	$ change	% change
	(In thousands)
Application revenue	$105,032	$79,116	$25,916	33%
Consulting revenue	23,038	15,864	7,174	45%
Total revenue	$128,070	$94,980	$33,090	35%

The increase in application revenue was primarily attributable to increased sales of our applications, including sales to 78 new Taleo Enterprise Edition customers, 777 new Taleo Business Edition customers (including the customers of JobFlash and Wetfeet), and sales of additional products and services to our current customers. The increase in consulting revenue was attributable to higher demand for services from new and existing customers. We expect total revenues to continue to increase as we continue to sell new and existing applications into our installed customer base as well as to new customers.

Cost of Revenue
	Year ended December 31,
	2007	2006	$ change	% change
	(In thousands)
Cost of revenue - application	$22,577	$19,351	$3,226	17%
Cost of revenue - consulting	18,005	12,807	5,198	41%
Cost of revenue - total	$40,582	$32,158	$8,424	26%

The increase in cost of application revenue was primarily attributable to a $1.8 million increase in employee-related costs (including $1.1 million due to headcount increase of 12, $0.4 million in severance costs related to the discontinuation of the time and expense processing services of our Taleo Contingent solution, and $0.2 million in SFAS 123(R) costs), $1.2 million increase in infrastructure costs relating to hardware, software and third-party fees for our hosting facilities and $0.2 million in outside professional services.

The increase in cost of consulting revenue was primarily due to a $3.4 million increase in employee-related costs (including an increase of $0.2 million in SFAS 123(R) costs), and as a result of increasing headcount in 2007 by 21. In addition, there was an increase of $0.8 million in fees to third parties that we subcontracted portions of our consulting business to and $0.2 million in cross charges from other functional groups supporting consulting engagements. The remaining $0.8 million increase represented increases in general overhead and depreciation expenses relating to the increase in personnel.

Gross Profit and Gross Profit Percentage

	Year ended December 31,
	2007	2006	$ change	% change
	(In thousands)
Gross profit
Gross profit — application	$82,455	$59,765	$22,690	38%
Gross profit — consulting	5,033	3,057	1,976	65%
Gross profit — total	$87,488	$62,822	$24,666	39%

	Year ended December 31,
	2007	2006	% change
Gross profit percentage
Gross profit percentage — application	79%	76%	3%
Gross profit percentage — consulting	22%	19%	3%
Gross profit percentage — total	68%	66%	2%

The increase in gross profit was a result of higher application and consulting revenues and specifically due to an improvement in the gross profit margin on application revenues for the year ended December 31, 2007. Gross profit on application revenue improved as a result of our ability to drive greater productivity from the headcount that supports this revenue stream. Employee-related costs for application revenue grew by 17%, whereas application revenue grew by 33%. Consulting gross profit increased as a result of timing of revenue recognition as compared to expenses incurred to deliver the services.

Operating expenses

	Year ended December 31,
	2007	2006	$ change	% change
	(In thousands)
Sales and marketing	$36,871	$29,528	$7,343	25%
Research and development	22,968	19,525	3,443	18%
General and administrative	23,684	21,030	2,654	13%
Restructuring and severance expense	-	414	(414)	*
Total operating expenses	$83,523	$70,497	$13,026	18%

__________

*     not meaningful

Sales and Marketing.  We increased sales and marketing related activities and increased headcount by 22 over the year to increase growth of our business, resulting in a $5.9 million increase in employee-related costs (including $5.2 million in salary, bonus and commission and $0.7 million in SFAS 123(R) costs). Marketing programs increased by $0.9 million due primarily to investment related to marketing our Taleo Business Edition solution. We also incurred $0.5 million in increased travel, training and overhead expenses.

Research and Development.  The increase in research and development expenses consisted primarily of a $0.9 million increase in employee-related costs driven by an increase in headcount in 2007 of 10 and including $0.5 million in SFAS 123(R) costs. The increase was also driven by a $0.8 million increase in professional service expense related to the development of our Taleo Performance Management solution, a $1.1 million increases in software maintenance and depreciation, a $0.6 million increase in travel, training and overhead expenses. The increase in expenses discussed above includes the impact of the U.S. dollar weakening against the Canadian dollar.

General and Administrative.  General and administrative expenses increased due to an increase in employee-related costs of $5.1 million (including $4.2 million increase in salaries, bonus and associated benefits and $0.8 million in SFAS 123(R) costs and other personnel expense of $0.1 million). Although the net increase in headcount was 1, the increase in employee-related costs reflects the move of the finance function from Canada to the U.S. in 2006 and 2007. Foreign currency loss was $0.5 million greater than prior year, primarily due to the devaluation of the U.S. dollar against the Canadian dollar. Secondary offering costs accounted for a $0.6 million increase. This was offset by a decrease in temporary help costs of $1.7 million, due to the elimination of consulting support for compliance with the Sarbanes Oxley Act and SEC reporting obligations, a decrease of audit fees of $0.7 million, a decrease in recruiting costs of $0.4 million, $0.3 million in bad debt reserve, $0.2 million in lower insurance and public company related costs and a decrease in travel and entertainment costs of $0.2 million.

Restructuring charges.  During the year ended December 31, 2006, restructuring and other charges were $0.4 million for the exit from our San Francisco facility, see Note  16 “Severance and Exit Costs” in the Notes to our Consolidated Financial Statements.

Contribution Margin – Operating Segments

	Year ended December 31,
	2007	2006	$ change	% change
	(In thousands)
Contribution Margin
Contribution margin — application	$59,487	$40,240	$19,247	48%
Contribution margin — consulting	5,033	3,057	1,976	65%
Contribution margin — total	$64,520	$43,297	$21,223	49%

Application contribution margin increased 48% year over year. This was due to a 33% increase in application revenue over the same period while application costs increased only by 17% and research and development expense by 18%. Efficient management of the production environment, and controlled hiring in research and development contributed towards margin improvement. Consulting contribution margin increased 65% year over year as a result of an increase in revenue recognition in 2007 resulting from an increased mix of consulting services sold separately, whereby revenue is recognized as the services are delivered, compared to 2006 where a higher percentage of consulting services were sold with application services and revenue is recognized ratably over the term of the agreement, typically three years.

Interest income and interest expense

	Year ended December 31,
	2007	2006	$ change	% change
	(In thousands)
Interest income	$3,045	$2,891	$154	5%
Interest expense	(137)	(107)	(30)	28%
Total other income, net	$2,908	$2,784	$124	4%

Interest Income.  The increase in interest income is primarily attributable to a higher cash balance throughout 2007 when compared to 2006 and to the fact that each quarter we grew our overall cash balance. We experienced a decline in the average rate earned on our cash balance from 5.02% at the beginning of the year to 4.2% by the end of the year, but as a result of the cash balance increasing throughout the year, interest income increased year over year.

Interest Expense.  The increase in interest expense is attributable to imputed interest related to two financing agreements for software purchases entered into in the second and fourth quarter of 2007.

Provision (Benefit) for Income Taxes

	Year ended December 31,
	2007	2006	$ change	% change
	(In thousands)
Provision / (benefit) for income taxes	$3,083	$(323)	$3,406	*

__________

*     not meaningful

We recorded an income tax provision of $3.1 million in 2007 compared to an income tax benefit of $(0.3) in 2006. The tax provision was generated principally from the recording of an income tax reserve associated with our ongoing Canadian revenue audit and from the reversal of valuation allowances in connection with the utilization of net operating loss carryforwads. At December 31, 2007, a full valuation allowance remains only against our U.S. company’s deferred tax assets, as it was deemed more likely than not these assets will not be realized.

Liquidity and Capital Resources

We have funded our operations primarily through cash flows from operations and the 2005 initial public offering of our common stock. As of December 31, 2008, we had cash and cash equivalents totaling $49.5 million, net accounts receivable of $49.2 million, and investment credits receivable of $6.1 million. In addition, we have $1.0 million in restricted cash for security deposits on our property leases.

	Year ended December 31,
	2008	2007	$ change	% change
	(In thousands)
Cash provided by operating activities	$17,754	$30,190	$(12,436)	-41%
Cash used in investing activities	(62,843)	(13,789)	(49,054)	356%
Cash provided by financing activities	8,499	10,063	(1,564)	-16%

	Year ended December 31,
	2007	2006	$ change	% change
	(In thousands)
Cash provided by operating activities	$30,190	$9,362	$20,828	222%
Cash used in investing activities	(13,789)	(12,014)	(1,775)	15%
Cash provided by financing activities	10,063	2,230	7,833	351%

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $17.8 million in the year ended December 31, 2008, compares to net cash provided by operating activities of $30.2 million in the year ended December 31, 2007.

A significant item impacting our net cash provided by operating activities is accounts receivable, net of allowances, which increased by $11.4 million in 2008. Our accounts receivable balance fluctuates from period to period, depending on the timing of sales and billing activity, cash collections, and changes to our allowance for doubtful accounts. In July 2008, we acquired Vurv and our accounts receivable and deferred revenue increased by $8.1 million and $7.3 million, respectively  Additionally, our invoicing at the end of 2008 significantly increased over the prior year further reducing our net cash provided by operating activity.  We also use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (1) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (2) the number of days in that quarter. DSO was 94 days at December 31, 2008 compared to 79 days at December 31, 2007.  The increase in DSO results from the timing of customer invoicing.  DSO was 93 days at December 31, 2006 compared to December 31, 2007. The decrease in DSO in 2007 reflects the effectiveness of the receivables management and the impact of our focused on cash collection.

Another significant item affecting our net cash provided by operating activities is our deferred revenue. We normally record deferred revenue in connection with the invoicing related to the sale of our applications.  However, in 2008 we recorded $7.3 million in deferred revenue from the acquisition of Vurv.  In addition to the acquisition of Vurv and consulting services when sold with applications, our total deferred revenue increased in 2008 by $5.9 million as a result of an increase in invoicing at the end of the 2008 compared to 2007 and customers paying cash prior to receiving services.  Deferred revenue increased by $5.9 million in 2007 compared to 2006 for the same reason.

In addition, our stock-based compensation expense was $11.5 million for the year ended December 31, 2008 compared to $6.7 million stock-based compensation expense for the year ended December 31, 2007 and $4.5 million for the year ended December 31, 2006. We expect an increase in stock-based compensation expense in 2009 as a result of ongoing new hire and annual performance grants.

Depreciation and amortization expense was $16.5 million for the year ended December 31, 2008 compared to $6.9 million for the year ended December 31, 2007. The increase in expense was due to additions to fixed assets as well as an increase in intangibles due to the acquisition of Vurv in July 2008 which increased amortization expense by $5.4 million for the six month period of July 1, 2008 through December 31, 2008. In 2007, depreciation and amortization expense increased by $2.2 million compared to 2006.  The increase was due to additions to fixed assets as well as increase in intangibles due to the acquisition of JobFlash and Wetfeet.

Cash provided by operating activities is driven by sales of our applications. The timing of our billings and collections relating to the sales of our applications and consulting services is a significant component of our cash flows from operations, as are the level of the deferred revenue on these sales. In 2008, our cash collections were very strong as they exceeded cash collections for 2007 by 32% and more specifically, our cash collections for the fourth quarter 2008 exceeded cash collections for the fourth quarter 2007 by 24%.  Additionally, cash flows from operations will continue to be affected significantly by stock based compensation expense, and depreciation and amortization of fixed assets and intangibles.

Net Cash Used in Investing Activities

Net cash used in investing activities increased to $62.8 million in 2008 compared to $13.8 million in 2007.  This increase was driven by $49.7 million in cash used in connection with the Vurv acquisition and a $2.5 million investment in Worldwide Compensation, Inc.

Net cash used in investing activities increased to $13.8 million in 2007 primarily due to capital expenditures related to our data centers, acquisitions of certain assets of JobFlash and Wetfeet and purchase of other hardware and software.

The increase to $12.0 million in net cash used for investing in 2006 was primarily due to capital expenditures related to our data center, relocation of our corporate offices and implementation of a new general accounting system.

Net Cash Provided by Financing Activities

In 2008, net cash provided by financing activities was $8.5 million.  This $1.6 million decrease from 2007 resulted from a reduction in proceeds from stock option exercises and employees stock purchase plan contributions.  Such equity activity diminished in 2008 due to 50% fewer options exercised in 2008.

In 2007, net cash provided by financing activities was $10.1 million and this is primarily the result of $11.1 million in net proceeds received from the exercise of stock options, warrants and contributions to the employee stock purchase plan, offset by $0.4 million of payments related to capital lease obligations.

In 2006, net cash provided by financing activities was $2.2 million and this is primarily the result of $3.0 million in proceeds received from the exercise of stock options, warrants and contributions to our employee stock purchase plan, offset by $0.6 million of payments related to capital lease obligations.

We had capital lease obligations of $1.6 million and $0.1 million outstanding as of December 31, 2008 and 2007 respectively.  These leases to unrelated third parties are subject to interest rates ranging from 3% to 15% and mature at varying dates through 2013.

We believe our existing cash and cash equivalents, and anticipated cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next year. Additionally, our future capital requirements will depend on many factors, including our rate of bookings and revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new applications and enhancements to existing applications, and the continuing market acceptance of our applications. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may enter into potential investments in, or acquisitions of, complementary businesses, applications or technologies, in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off Balance Sheet Arrangements

We do not participate in transactions that involve unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Excluding operating leases for office space, computer equipment, software, and third party facilities that host our applications, which are described below, we do not engage in off-balance sheet financing arrangements.

Contractual Obligations

We generally do not enter into long-term minimum purchase commitments. Our principal commitments, which are not included in our debt agreements discussed above, consist of obligations under leases for office space, operating leases for computer equipment and to a lesser extent, leases for third-party facilities that host our applications. The following table summarizes our commitments to settle contractual obligations in cash under operating leases and other purchase obligations, as of December 31, 2008:

Contractual obligations (in thousands)

	Total	Less Than 1 Year	2—3 Years	4—5 Years
	(In thousands)
Capital lease obligations	$1,620	$1,101	$473	$46
Interest payments	87	64	23	-
Facility leases (1)	7,915	3,243	3,241	1,431
Operating equipment leases	151	101	50	-
Third party hosting facilities	1,400	904	496	-
Software contracts	3,301	3,080	221	-
Total contractual cash obligations	$14,474	$8,493	$4,504	$1,477

(1)       Includes amounts associated with former headquarters facilities lease as described in Item 2 — Properties.

We have excluded $6.5 million in liabilities for uncertain tax benefits from the contractual obligations table because we can not make a reasonable reliable estimate of the periodic cash settlements with the respective taxing authorities. See Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of income taxes.

Legal expenditures could also affect our liquidity.  We are regularly subject to legal proceedings and claims that arise in the ordinary course of business, see Note 11 “Commitments and Contingencies” in Notes to the Consolidated Financial Statements. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results and cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. In the year ended December 31, 2008, 5% and 10% of our revenue, was denominated in Canadian dollars and currencies other than the U.S. or Canadian dollar, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our largest research and development operations that are maintained in Canada, with a small portion of expenses incurred outside of North America where our other international sales offices are located. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, British pound sterling, Euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the year ended December 31, 2008, the U.S. dollar weakened by approximately 3% against the Canadian dollar on an average basis compared to the same period in the prior year. This change in value did not have an effect on our earnings and should not have an effect on future earnings as a result of transfer pricing policy.  Our planning process for 2009 includes estimated foreign exchange risk profile. If the currencies noted above uniformly fluctuated by plus or minus 50 basis points from our estimated rates, we would expect our results to change by approximately minus or plus $1.7 million. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $49.5 million at December 31, 2008. This compares to $86.1 million at December 31, 2007. These amounts were held primarily in cash or money market funds. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Taleo Corporation

We have audited the accompanying consolidated balance sheets of Taleo Corporation and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109,” effective January 1, 2007.

As described in Note 2, the accompanying consolidated financial statements for 2007 and 2006 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated  April 30, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
San Jose, California
April 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Taleo Corporation

We have audited the internal control over financial reporting of Taleo Corporation and its subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and of cash flows for the year ended December 31, 2008, of the Company and our report dated April 30, 2009 expresses an unqualified opinion on those financial statements and includes explanatory paragraphs relating to (1) the adoption of an accounting principle related to income taxes and (2) the restatement of the Company’s 2007 and 2006 consolidated financial statements.

/s/ Deloitte & Touche LLP

San Jose, California
April 30, 2009

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

Management assessed the effectiveness of Taleo’s internal control over financial reporting as of December 31, 2008. In making this assessment, Taleo’s management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Taleo management has concluded, based on our assessment of internal controls over financial reporting, that as of December 31, 2008, Taleo’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of Taleo’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Michael Gregoire	/s/ Katy Murray
Michael Gregoire Chairman of the Board and Chief Executive Officer	Katy Murray Chief Financial Officer

April 30, 2009	April 30, 2009

TALEO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and share data)

	December 31,
	2008	2007
		(As Restated) (1)

ASSETS
Current assets:
Cash and cash equivalents	$49,462	$86,135
Restricted cash	521	288
Accounts receivables, net of allowances of $884 and $369 at December 31, 2008 and 2007, respectively	49,167	30,255
Prepaid expenses and other current assets	10,977	5,694
Investment credits receivable	6,087	4,734
Total current assets	116,214	127,106
Property and equipment, net	25,250	23,178
Restricted cash	515	838
Goodwill	91,626	9,109
Other intangibles, net	44,802	1,404
Other assets	4,782	3,186
Total assets	$283,189	$164,821
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,877	$20,687
Deferred revenue - application services and customer deposits	54,421	32,234
Deferred revenue - consulting services	16,221	13,632
Capital lease obligations, short-term	1,101	38
Total current liabilities	96,620	66,591

Long-term deferred revenue - application services and customer deposits	777	273
Long-term deferred revenue - consulting services	9,594	7,236
Other liabilities	3,258	4,706
Capital lease obligations, long-term	519	16
Commitments and contingencies (Note 11)
Class B Redeemable Common Stock, $0.00001 par value, 4,038,287 shares authorized; no shares outstanding at December 31, 2008 and 655,652 shares outstanding at December 31, 2007, respectively	-	-
Total liabilities	110,768	78,822

Exchangeable share obligation	-	331
Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 31,120,614 and 25,442,373 shares outstanding at December 31, 2008 and 2007, respectively	—	—
Additional paid-in capital	247,764	151,574
Accumulated deficit	(75,918)	(67,717)
Treasury stock, at cost, no shares outstanding at December 31, 2008 and 6,900 shares outstanding at December 31, 2007	—	(195)
Accumulated other comprehensive income	575	2,006
Total stockholders’ equity	172,421	85,668
Total liabilities and stockholders’ equity	$283,189	$164,821

(1) See Note 2 "Restatement of Consolidated Financial Statements" of Notes to Consolidated Financial Statements.

See Accompanying Notes to Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)

	Year Ended December 31,
	2008	2007	2006
		(As Restated) (1)	(As Restated) (1)
Revenue:
Application	$138,628	$105,032	$79,116
Consulting	29,791	23,038	15,864

Total revenue	168,419	128,070	94,980

Cost of revenue:
Application	32,390	22,577	19,351
Consulting	25,183	18,005	12,807

Total cost of revenue	57,573	40,582	32,158

Gross profit	110,846	87,488	62,822

Operating expenses:
Sales and marketing	53,758	36,871	29,528
Research and development	30,937	22,968	19,525
General and administrative	32,653	23,684	21,030
Restructuring and severance expense	1,914	-	414

Total operating expenses	119,262	83,523	70,497

Operating income / (loss)	(8,416)	3,965	(7,675)

Other income / (expense):
Interest income	1,717	3,045	2,891
Interest expense	(199)	(137)	(107)

Total other income, net	1,518	2,908	2,784

Income / (loss) before provision / (benefit) for income taxes	(6,898)	6,873	(4,891)
Provision / (benefit) for income taxes	1,303	3,083	(323)
Net income / (loss)	$(8,201)	$3,790	$(4,568)

Net income / (loss) per share attributable to Class A common stockholders — basic	$(0.30)	$0.16	$(0.23)
Net income / (loss) per share attributable to Class A common stockholders — diluted	$(0.30)	$0.13	$(0.23)

Weighted-average Class A common shares — basic	27,569	24,116	20,031

Weighted-average Class A common shares — diluted	27,569	28,777	20,031

(1) See Note 2 "Restatement of Consolidated Financial Statements" of Notes to Consolidated Financial Statements.

See Accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2008, 2007, and 2006
(In thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-In-Capital	Treasury Stock	Deferred Comp	Accumulated Deficit	Accumulated Comprehensive Other Income (Loss)	Total Stockholders' Equity	Comprehensive Income (Loss)
Balances, January 1, 2006 As Previously Reported	18,755,071	—	$124,947	$—	$(21)	$(53,701)	$473	$71,698
Prior period adjustments (1)	—	—	-	-	-	(14,297)	(51)	(14,348)
Balances, January 1, 2006 As Restated (1)	18,755,071	—	124,947	-	(21)	(67,998)	422	57,350
Employee stock options exercised	917,918	—	2,355	—	—	—	—	2,355
Issuance of ESPP shares	64,513	—	616	—	—	—	—	616
Warrants exercised	53,801	—	1	—	—	—	—	1
Shares issued to former stockholders of White Amber	30,753	—	162	—	—	—	—	162
Class B Common stock exchanged for Class A Common Stock	2,164,476	—	961	—	—	—	—	961
Shares acquired for payroll tax payments	(14,413)	—	—	(158)	—	—	—	(158)
Restricted shares reacquired or forfeited	(9,063)	—	—	—	—	—	—	-
Issuance of Restricted shares	290,071	—	82	—	—	—	—	82
Reversal of deferred compensation due to adoption of SFAS 123(R)	—	—	(21)	—	21	—	—	-
IPO related cost	—	—	3	—	—	—	—	3
Stock based compensation (1)	—	—	4,528	—	—	—	—	4,528
Net loss (1)	—	—	—	—	—	(4,568)	—	(4,568)	$(4,568)
Foreign currency translation adjustments (1)	—	—	—	—	—	—	(177)	(177)	(177)
Balances, December 31, 2006 (1)	22,253,127	—	133,634	(158)	-	(72,566)	245	61,155	(4,745)
Cumulative transition adjustment related to the adoption of FIN 48	—	—	—	—	—	1,059	—	1,059
Employee stock options exercised	1,438,610	—	9,439	—	—	—	—	9,439
Issuance of ESPP shares	143,992	—	1,018	608	—	—	—	1,626
Warrants exercised	356,200	—	—	—	—	—	—	-
Class B Common stock exchanged for Class A Common Stock	1,218,159	—	548	—	—	—	—	548
Shares acquired for payroll tax payments	(34,678)	—	—	(645)	—	—	—	(645)
Restricted shares reacquired or forfeited	(16,193)	—	—	—	—	—	—	-
Issuance of restricted shares	83,156	—	248	—	—	—	—	248
Stock based compensation (1)	—	—	6,687	—	—	—	—	6,687
Net income (1)	—	—	—	—	—	3,790	—	3,790	$3,790
Foreign currency translation adjustments (1)	—	—	—	—	—	-	1,761	1,761	1,761
Balances, December 31, 2007 (1)	25,442,373	—	151,574	(195)	-	(67,717)	2,006	85,668	5,551
Employee stock options exercised	698,231	—	7,742	—	—	—	—	7,742
Class A Common stock issued for acquisition of Vurv	3,823,192	—	73,444	—	—	—	—	73,444
Class A Common stock exchange for Vurv stock options	—	—	1,745	—	—	—	—	1,745
Issuance of ESPP shares	175,669	—	1,173	1,263	—	—	—	2,436
Class B Common stock exchanged for Class A Common Stock	655,652	—	282	—	—	—	—	282
Shares acquired for payroll tax payments	(49,326)	—	—	(1,068)	—	—	—	(1,068)
Restricted shares reacquired or forfeited	(81,743)	—	—	—	—	—	—	-
Issuance of restricted shares	456,566	—	242	—	—	—	—	242
Stock based compensation	—	—	11,506	—	—	—	—	11,506
Excess tax benefit associated with stock based compensation	—	—	56	—	—	—	—	56
Net loss	—	—	—	—	—	(8,201)	—	(8,201)	$(8,201)
Foreign currency translation adjustments	—	—	-	—	—	—	(1,431)	(1,431)	(1,431)
Balances, December 31, 2008	31,120,614	—	$247,764	$-	$-	$(75,918)	$575	$172,421	$(9,632)

(1) See Note 2 "Restatement of Consolidated Financial Statements" of Notes to Consolidated Financial Statements.

See Accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006
		(As Restated) (1)	(As Restated) (1)
Cash flows from operating activities:
Net income / (loss)	$(8,201)	$3,790	$(4,568)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	16,453	6,934	4,780
(Gain) / loss on disposal of fixed assets and other assets	(64)	13	390
Tenant inducements from landlord	-	-	1,063
Amortization of tenant inducements	(152)	(223)	(266)
Stock-based compensation expense	11,506	6,687	4,528
Director fees settled with stock	242	248	82
Bad debt expense (reversal)	237	(69)	254
Interest earned on restricted cash	-	1	2
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(11,663)	(2,590)	(12,310)
Prepaid expenses and other assets	(3,836)	(1,992)	(1,888)
Investment credit receivable	(2,637)	446	563
Accounts payable and accrued liabilities	(5,329)	831	5,866
Deferred revenues and customer deposits	21,198	16,114	10,866
Net cash provided by operating activities	17,754	30,190	9,362
Cash flows from investing activities:
Purchases of property and equipment	(11,055)	(13,152)	(10,290)
Change in restricted cash	375	2,664	(1,724)
Purchase of investment	(2,498)	-	-
Acquisition of business, net of cash acquired	(49,665)	(3,301)	-
Net cash used in investing activities	(62,843)	(13,789)	(12,014)
Cash flows from financing activities:
Principal payments on capital lease obligations	(667)	(357)	(583)
Excess tax benefits on the exercise of stock options	56	-	-
Treasury stock acquired to settle employee withholding liability	(1,068)	(645)	(158)
Proceeds from stock options, ESPP Shares and warrants exercised	10,178	11,065	2,971
Net cash provided by financing activities	8,499	10,063	2,230
Effect of exchange rate changes on cash and cash equivalents	(83)	886	(151)
Increase / (decrease) in cash and cash equivalents	(36,673)	27,350	(573)
Cash and cash equivalents:
Beginning of period	86,135	58,785	59,358
End of period	$49,462	$86,135	$58,785
Supplemental cash flow disclosures:
Cash paid for interest	$60	$9	$41
Cash paid for income taxes	$278	$305	$-
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment acquired under capital lease	$-	$44	$-
Property and equipment purchases included in accounts payable and accrued liabilities	$1,416	$3,492	$586
Contingent shares issuable	$-	$-	$(81)
Contingent shares issued	$-	$-	$162
Class B common stock exchanged for Class A common stock	$282	$548	$961
Stock and stock options issued in connection with Vurv acquisition	$75,189	$-	$-

(1) See Note 2 "Restatement of Consolidated Financial Statements" of Notes to Consolidated Financial Statements.

See Accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Summary of Significant Accounting Policies

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

Revenue Recognition — The Company derives its revenue from fixed subscription fees for access to and use of its on-demand application services and from consulting fees. The Company presents revenue and deferred revenue from each of these sources separately in its consolidated financial statements.

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

The Company’s application and consulting fee revenue is recognized when all of the following conditions have been satisfied:

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

The Company utilizes the provisions of EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” to determine whether its arrangements containing multiple deliverables contain more than one unit of accounting. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis and there must be objective and reliable evidence of  fair value of the undelivered element. The Company’s consulting services have standalone value because those services are sold separately by other vendors and the Company has objective and reliable evidence of fair value for consulting services based on the consistency in pricing when sold separately. The Company’s application services have standalone value as such services are often sold separately; however, in multiple element arrangements that include both application and consulting services we do not have objective and reliable evidence of fair value for our application services.  As such, we treat multiple element arrangements that include both application and consulting services as a single unit of accounting and recognize the combined revenue over the subscription term.

The Company’s objective and reliable evidence of fair value for consulting services and its assessment of fair value with respect to application services are used to derive a reasonable approximation for presenting application services and consulting services separately in its consolidated financial statements.

Application Revenue

The majority of the Company’s application revenue is recognized monthly over the life of the application agreement, based on stated, fixed-dollar amount contracts with its customers and consists of:

•	fees paid for subscription services

•	amortization of any related set-up fees; and

•	amortization of fees paid for hosting services and software maintenance services under certain software license arrangements

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

Consulting Revenue

Consulting revenue consists primarily of fees associated with application configuration, integration, business process re-engineering, change management, and education and training services.  In arrangements that include both application subscription and consulting services, the related consulting revenues are recognized ratably over the remaining subscription term.  The Company’s consulting engagements are typically billed on a time and materials basis and, for engagements sold separately from application services, we recognize consulting revenues as delivered.   In some instances we sell consulting services on a fixed-fee basis and, in those cases, for engagements sold separately from application services, we recognize consulting revenues using a proportional performance model based on services performed. Associated out-of-pocket travel and expenses related to the delivery of consulting services is typically reimbursed by the customer. This is accounted for as both revenue and expense in the period the cost is incurred. From time to time, certain of our consulting projects are subcontracted to third parties. Our customers may also elect to use unrelated third parties for the types of consulting services that we offer. Our typical consulting contract provides for payment within 30 to 60 days of invoice.

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

Goodwill and Other Intangible Assets — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company conducts a test for the impairment of goodwill on at least an annual basis. October 1 has been adopted as the date of the annual impairment test. The impairment test compares the fair value of reporting units to their carrying amount, including goodwill, to assess whether impairment is present. Based on the most recent impairment test conducted on October 1, 2008, the Company has concluded that there was no impairment of goodwill as of that date. In November 2008, the Company’s market capital decreased as a result of a significant reduction in its stock price.  The Company considered this event a possible indicator of a goodwill impairment.  In December 2008, the Company performed an interim goodwill impairment analysis and determined no impairment existed.  The Company will continue to assess the impairment of goodwill annually on October 1 or sooner, if other indicators of impairment arise.

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

The Company is subject to income taxes in both the United States and foreign jurisdictions and uses estimates in determining its provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. The Company’s deferred tax assets consist primarily of net operating loss carry forwards and temporary differences related to deferred revenue and stock-based compensation. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. In 2006, the Company reversed its Canadian subsidiary’s valuation allowances by approximately $1.3 million since it was deemed more likely than not that these assets would be realized. At December 31, 2007, the Company reversed valuation allowances recorded in its remaining foreign subsidiaries resulting in a tax provision benefit of approximately $0.3 million. The Company continues to maintain a full valuation allowance against its U.S. deferred tax assets with the exception of federal alternative minimum tax credits which were reversed in 2008. A portion of the remaining U.S. valuation allowance relates to deferred tax assets established in connection with prior acquisitions.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The impact of FIN 48 on the Company’s financial position is discussed in Note 10 “Income Taxes”. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken in a tax return and recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.

Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company’s determinations include many decisions based on its knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third-parties. The calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for exposures that are more likely than not to be realized. Such estimates are subject to change.

Taleo Contingent Accounts Receivable and Staffing Suppliers Payable — The staffing supplier companies that use Taleo Contingent to record services provided to the Company’s customers do so under agreements whereby the Company is not obligated to pay the staffing suppliers unless payment is received by the Company from its customer. Customers of the Company remit the full amount of the invoice for contingent labor to the Company. The Company, after deducting its service fee, then remits payment to the staffing supplier. Effective August 2008, the Company no longer provides time and expense processing services related to its Taleo Contingent solution and no services fees earned on invoices that remained unpaid by the Company exist as of December 31, 2008.  Service fees earned on invoices that remained unpaid by the Company’s customers totaled $0.1 million as of December 31, 2007.

Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. This allowance is established using estimates formulated by the Company’s management based upon factors such as the composition of the accounts receivable aging, historical bad debts, changes in payments patterns, customer creditworthiness, and current economic trends. Following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31,:

	2008	2007	2006
	(In thousands)
Balance at January 1	$369	$585	$350
Provision charged to expense	237	512	254
Provision related to Vurv acquisition	602
Reversal of allowance provision	-	(581)	—
Write-offs charged against allowance	(324)	(147)	(19)
Balance at December 31	$884	$369	$585

Cash and Cash Equivalents — The Company defines cash and cash equivalents as cash and highly liquid investments with maturity of three months or less when purchased.

Restricted Cash — The Company’s restricted cash balance of $1.0 million at December 31, 2008 is maintained in two money market accounts in the amounts of $0.8 million and $0.2 million. The $1.0 million is collateralized by three letters of credit for $0.6 million, $0.2 million and $0.2 million issued to the Company’s landlords as security deposits. The money market accounts bear interest at prevailing market rates. The rates at December 31, 2008 ranged from 0.3% to 1.65%. In accordance with SFAS No. 157, “Fair Value Measurements”, the Company’s money market funds are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

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

Foreign Currency Translation — The U.S. dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured using the local currency as the functional currency. Assets and liabilities for foreign entities are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates, and revenues and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated comprehensive income. Gains or losses from foreign currency transactions are reflected in the consolidated statements of operations under the line item general and administrative expense, and were $1.0 million, $0.5 million, and $0.2 million in 2008, 2007 and 2006, respectively.  Such foreign currency transactions include billings denominated in foreign currencies by the Company’s U.S. entity, which are reported based on the applicable exchange rate in effect on the balance sheet date.  The related deferred revenue from such billings are reported in U.S. dollars at the exchange rate in effect at the billing dates when the revenue was deferred.

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

Investment Credits — The Company participates in a special government program in Quebec that provides investment credits based upon qualifying research and development expenditures.  The Company has participated in the program for ten years, and management expects that the Company will continue to be eligible to earn these investment credits through December 2010, when the program is scheduled to end. The credits are estimated and recognized when the expenditures are made. The credits earned are reported as a reduction of related research and development expense in the year incurred. During the years ended December 31, 2008, 2007, and 2006, approximately $2.3 million, $2.5 million and $2.2 million, respectively, have been recorded as a reduction of research and development expenses. In addition to the research and development investment credit program described above, the Company’s Canadian subsidiary has applied to participate in a scientific research and experimental development, or SR&ED, program administered by the Canadian federal government that provides income tax credits based upon qualifying research and development expenditures. In June 2007, the Company filed its initial SR&ED credit claims with respect to the Company’s 2005 and 2006 tax years and recorded combined credits of $2.1 million. The Company has estimated its 2008 SR&ED credit claim to approximate $1.0 million. The Company’s Canadian subsidiary is eligible to remain in the SR&ED program for future tax years as long as its development projects continue to qualify. In addition, the Company’s Canadian subsidiary is entitled to a SR&ED credit administered by the province of Quebec to the extent it has not already applied eligible costs to the research and development investment credit. These credits are treated as a reduction of research and development expenses. In June 2007, the Company filed Quebec provincial SR&ED credit claims of approximately $0.2 million with respect to the Company’s 2005 and 2006 tax years and these credits were treated as a reduction of research and development expenses in the quarter ended June 30, 2007. The Company is estimating its 2008 Quebec provincial SR&ED credits to be approximately $0.2 million and have recorded these credits in a similar manner.

Advertising Expenses— The cost of advertising is expensed as incurred. Advertising costs were approximately $1.7 million, $0.8 million, and $0.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Product and Software Development Costs — The Company accounts for software development costs under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Therefore, the Company capitalizes certain software development costs after technological feasibility of the product has been established. Such costs have been insignificant to date, and accordingly, no costs were capitalized in 2008, 2007 or 2006. The Company follows the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), in accounting for the development of its on-demand application service. SOP 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life of five years.

Stock-Based Compensation — Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation expense that the Company recognizes beginning on that date includes expense associated with the fair value of all awards granted on and after January 1, 2006, and expense for the unvested portion of previously granted awards outstanding on January 1, 2006.  The Company amortizes the fair value of share-based awards on a straight-line basis over the vesting period.   Results for prior periods have not been restated for the adoption of SFAS No. 123(R).

Comprehensive Income (Loss) — Comprehensive income (loss) consists of net loss or gain on foreign currency translations and net income or loss from operations and is presented in the consolidated statements of stockholders’ equity. This includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive income or loss are the cumulative translation adjustments related to the net assets of the operations of the Company’s foreign subsidiaries. These adjustments are accumulated within the consolidated statements of stockholders’ equity under the caption “Accumulated Other Comprehensive Income (Loss).” Comprehensive Income (Loss) for the years ended December 31, 2008, 2007, and 2006, was approximately $(9.6) million, $5.6 million and $(4.7) million, respectively.

Recent Accounting Pronouncements —

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company adopted SFAS 141 (R) on January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated results of operations or financial position.

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

2.  Restatement of Consolidated Financial Statements

Subsequent to the issuance of the Company’s 2007 consolidated financial statements, the Company, under the direction of its Audit Committee, re-evaluated its historical and then current practices with respect to the timing for recognition of application and consulting revenues in accordance with accounting principles generally accepted in the United States and determined that recognition of consulting revenue as a separate unit of accounting in a multi-element arrangement was not appropriate in certain of its customer arrangements in which application services and consulting services were sold in the same arrangement.  The Company has restated its consolidated balance sheet as of December 31, 2007 and its consolidated statements of operations for the years ended December 31, 2007 and 2006 from the amounts previously reported to correct for these and other items described below. The after tax effect to previously reported net income /loss of all adjustments for the first six months of the year ended December 31, 2008 and the years ended December 31, 2007 and 2006 was to decrease net income by $2.2 million, to decrease net income by $0.1 million and to increase net loss by $1.9 million, respectively. The cumulative effect for periods prior to 2006 was to increase accumulated deficit by $14.3 million.

Findings from the Company’s review of revenue recognition practices

Consulting Revenue— In the course of its review of revenue recognition practices, the Company determined that recognition of consulting revenue as a separate unit of accounting in a multi-element arrangement, pursuant to Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), was not appropriate in certain of its customer arrangements in which application services and consulting services were sold in the same arrangement  The Company determined that consulting revenue should have been recognized ratably over the term of the application services agreement (typically three years) versus the Company’s historical practice of recognizing such revenue as delivered or on the basis of proportional performance.  The effect of correcting this matter was to reduce previously reported revenue by $1.5 million, by $0.1 million and by $2.3 million for the first six months of the year ended December 31, 2008, and the years ended December 31, 2007 and 2006 respectively, and by $14.3 million, a cumulative effect, for periods prior to 2006.

Set-up Fees— Also in connection with the Company’s review, the Company determined that it should recognize revenue from set-up fees, an element of the Company’s application revenue, over the expected customer life of the arrangement versus the Company’s historical practice of recognizing such revenue over the term of the application services agreement.  The effect of correcting this matter was to reduce previously reported revenue by less than $0.1 million, for the first six months of the year ended December 31, 2008, and  by less than $0.1 million each, for the  years ended December 31, 2007 and 2006. There was no effect of correcting this matter for the periods prior to 2006.

Each of the corrections described above affect the timing of revenue but not the total amount of revenue ultimately to be recorded by the Company.

Other Adjustments

In addition to the revenue items described above, the Company has also made other, less significant corrections, including certain corrections that had been previously identified but not recorded because they were not material, individually or in the aggregate, to the Company’s consolidated financial statements. These corrections included a miscalculation of service revenue; adjustments to stock based compensation expense, certain accrued liabilities and reserves and miscellaneous reclassification entries. The effect of these other adjustments to previously reported pre-tax income was to increase pre-tax loss by $0.7 million for the first six months of the year ended December 31, 2008, and to increase pre-tax income by $0.5 million and to decrease pre-tax loss by $0.2 million for the years ended December 31, 2007 and 2006 respectively. The cumulative effect for periods prior to 2006 was to increase accumulated deficit by less than $0.1 million.

Adjustments were made to income tax expense as a result of the adjustments described above to income before taxes, and in 2007 also reflects an adjustment to increase income tax expense and decrease goodwill by $0.7 million related to the utilization of net operating loss carryforwards from acquisitions.

In addition, in the restated statements of cash flows, the Company has made reclassifications to correct presentation of certain activity related to stock-based employee incentive programs and has corrected for certain other minor items.

The corrections described above generally affect the timing of revenue and expense. As such, they do not change the cumulative revenues, expenses, pre-tax operating income, liquidity or cash flow of the Company.

Impact of Corrections on Previously Issued Consolidated Financial Statements

The Company’s consolidated financial statements presented in this Annual Report on Form 10-K have been restated to reflect the incremental impact resulting from the restatement adjustments described above, as follows (in thousands):

Summary of Impact of Restatement Adjustments

				Income Tax	Total
	Revenue	Non-Revenue	Total	Effect of All	Adjustments,
	Adjustments	Adjustments	Adjustments	Adjustments	Net of Tax
Cumulative effect on January 1, 2006 opening accumulated deficit	$(14,237)	$(60)	$(14,297)	$-	$(14,297)
Year Ended December 31, 2006	(2,063)	(69)	(2,132)	192	(1,940)
Year Ended December 31, 2007	129	154	283	(376)	(93)

Total	$(16,171)	$25	$(16,146)	$(184)	$(16,330)

The financial statement impact of the restatement on previously reported revenue is as follows (in thousands):

	Revenue	Revenue	Revenue
	As Reported	Adjustments	As Restated

Cumulative from December 31, 2003 through 2005	$180,695	$(14,237)	$166,458
Year Ended December 31, 2006	97,043	(2,063)	94,980
Year Ended December 31, 2007	127,941	129	128,070

Total	$405,679	$(16,171)	$389,508

The following tables present the impact of the restatement on the Company’s previously issued audited consolidated balance sheet as of December 31, 2007, and its consolidated statements of operations and cash flows for the years ended December 31, 2007 and 2006:

CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and share data)

	As of December 31, 2007
	As Previously		As
	Reported	Adjustments	Restated

ASSETS
Current assets:
Cash and cash equivalents	$86,135	$-	$86,135
Restricted cash	288	-	288
Accounts receivable, net of allowance for doubtful accounts of $369	30,255	-	30,255
Prepaid expenses and other current assets	5,912	(218)	5,694
Investment credits receivable	4,734	-	4,734

Total current assets	127,324	(218)	127,106

Property and equipment, net	23,178	-	23,178
Restricted cash	838	-	838
Goodwill	9,785	(676)	9,109
Other intangibles, net	1,404	-	1,404
Other assets	2,147	1,039	3,186

Total assets	$164,676	$145	$164,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,623	$64	$20,687
Deferred revenue - application services and customer deposits	36,752	(4,518)	32,234
Deferred revenue - consulting services		13,632	13,632
Capital lease obligations, short-term	38	-	38

Total current liabilities	57,413	9,178	66,591

Long term deferred revenue - application services and customer deposits	273	-	273
Long term deferred revenue - consulting services		7,236	7,236
Other liabilities	4,535	171	4,706
Capital lease obligations, long-term	16	-	16
Commitments and contingencies
Class B redeemable common stock, $0.00001 par value, 4,038,287 shares authorized; 655,652 shares outstanding	-	-	-

Total liabilities	62,237	16,585	78,822

Exchangeable share obligation	331	-	331

Stockholders’ equity:
Class A common stock; par value, $0.00001 per share; 150,000,000 shares authorized; 25,442,373 shares outstanding	-	-	-
Additional paid-in capital	151,593	(19)	151,574
Accumulated deficit	(51,387)	(16,330)	(67,717)
Treasury stock, at cost, 6,900 shares outstanding	(195)	-	(195)
Accumulated other comprehensive income	2,097	(91)	2,006

Total stockholders’ equity	102,108	(16,440)	85,668

Total liabilities and stockholders’ equity	$164,676	$145	$164,821

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	December 31, 2007

	As Previously		As
	Reported	Adjustments	Restated

Revenue:
Application	$105,092	$(60)	$105,032
Consulting	22,849	189	23,038

Total revenue	127,941	129	128,070

Cost of revenue:
Application	22,602	(25)	22,577
Consulting	18,026	(21)	18,005

Total cost of revenue	40,628	(46)	40,582

Gross profit	87,313	175	87,488

Operating expenses:
Sales and marketing	36,916	(45)	36,871
Research and development	22,981	(13)	22,968
General and administrative	23,734	(50)	23,684

Total operating expenses	83,631	(108)	83,523

Operating income	3,682	283	3,965

Other income / (expense):
Interest income	3,045	-	3,045
Interest expense	(137)	-	(137)

Total other income, net	2,908	-	2,908

Income before provision for income taxes	6,590	283	6,873
Provision for income taxes	2,707	376	3,083
Net income	$3,883	$(93)	$3,790

Net income per share attributable to Class A common stockholders — basic	$0.16	$0.00	$0.16
Net income per share attributable to Class A common stockholders — diluted	$0.13	$0.00	$0.13

Weighted-average Class A common shares — basic	24,116	24,116	24,116

Weighted-average Class A common shares — diluted	28,777	28,777	28,777

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	December 31, 2006

	As Previously		As
	Reported	Adjustments	Restated

Revenue:
Application	$79,137	$(21)	$79,116
Consulting	17,906	(2,042)	15,864

Total revenue	97,043	(2,063)	94,980

Cost of revenue:
Application	19,317	34	19,351
Consulting	12,785	22	12,807

Total cost of revenue	32,102	56	32,158

Gross profit	64,941	(2,119)	62,822

Operating expenses:
Sales and marketing	29,482	46	29,528
Research and development	19,475	50	19,525
General and administrative	21,113	(83)	21,030
Restructuring and severance expense	414	-	414

Total operating expenses	70,484	13	70,497

Operating loss	(5,543)	(2,132)	(7,675)

Other income / (expense):
Interest income	2,891	-	2,891
Interest expense	(107)	-	(107)

Total other income, net	2,784	-	2,784

Loss before benefit from income taxes	(2,759)	(2,132)	(4,891)
Benefit from income taxes	(131)	(192)	(323)
Net loss	$(2,628)	$(1,940)	$(4,568)

Net loss per share attributable to Class A common stockholders — basic amd diluted	$(0.13)	$(0.10)	$(0.23)

Weighted-average Class A common shares — basic and diluted	20,031	20,031	20,031

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2007
	As Previously		As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net income	$3,883	$(93)	$3,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,934	-	6,934
Loss on disposal of fixed assets	13	-	13
Amortization of tenant inducements	(223)	-	(223)
Stock-based compensation expense	6,730	(43)	6,687
Director fees settled with stock	248	-	248
Bad debt expense reversal	(69)	-	(69)
Interest earned on restricted cash	1	-	1
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(3,685)	1,095	(2,590)
Prepaid expenses and other assets	(1,500)	(492)	(1,992)
Investment credit receivable	446	-	446
Accounts payable and accrued liabilities	37	794	831
Deferred revenue and customer deposits	17,326	(1,212)	16,114

Net cash by provided by operating activities	30,141	49	30,190

Cash flows from investing activities:
Purchases of property and equipment	(13,152)	-	(13,152)
Change in restricted cash	2,664	-	2,664
Acquisition of business, net of cash acquired	(3,301)	-	(3,301)

Net cash used in investing activities	(13,789)	-	(13,789)

Cash flows from financing activities:
Principal payments on capital lease obligations	(357)	-	(357)
Treasury stock acquired to settle employee withholding liability	-	(645)	(645)
Proceeds from stock options, ESPP Shares and warrants exercised	10,457	608	11,065

Net cash provided by financing activities	10,100	(37)	10,063

Effect of exchange rate changes on cash and cash equivalents	898	(12)	886

Increase in cash and cash equivalents	27,350	-	27,350
Cash and cash equivalents:
Beginning of period	58,785	-	58,785

End of period	$86,135	$-	$86,135

Supplemental cash flow disclosures:
Cash paid for interest	$9	$-	$9
Cash paid for income taxes	$305	$-	$305

Supplemental disclosure of non-cash financing and investing activities
Property and equipment acqured under capital leases	$44	$-	$44
Property and equipment included in accounts payable and accrued liabilities	$3,492	$-	$3,492
Class B common stock exchanged for Class A common Stock	$548	$-	$548
Treasury Stock issued to employees under ESPP	$608	$(608)	$-
Treasury stock acquired to settle employee withholding liability	$645	$(645)	$-

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2006
	As Previously		As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net loss	$(2,628)	$(1,940)	$(4,568)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,789	(9)	4,780
Loss on disposal of fixed assets	390	-	390
Tenant inducements from landlord	1,063	-	1,063
Amortization of tenant inducements	(266)	-	(266)
Stock-based compensation expense	4,504	24	4,528
Director fees settled with stock	82	-	82
Bad debt expense	254	-	254
Interest earned on restricted cash	2	-	2
Changes in assets and liabilities:
Accounts receivable	(11,134)	(1,176)	(12,310)
Prepaid expenses and other assets	(1,793)	(95)	(1,888)
Investment credit receivable	563	-	563
Accounts payable and accrued liabilities	5,808	58	5,866
Deferred revenue and customer deposits	7,628	3,238	10,866

Net cash by provided by operating activities	9,262	100	9,362

Cash flows from investing activities:
Purchases of property and equipment	(10,335)	45	(10,290)
Change in restricted cash	(1,724)	-	(1,724)

Net cash used in investing activities	(12,059)	45	(12,014)

Cash flows from financing activities:
Principal payments on capital lease obligations	(583)	-	(583)
Treasury stock acquired to settle employee withholding liability	-	(158)	(158)
Proceeds from stock options, ESPP Shares and warrants exercised	2,971	-	2,971

Net cash provided by financing activities	2,388	(158)	2,230

Effect of exchange rate changes on cash and cash equivalents	(152)	1	(151)

Decrease in cash and cash equivalents	(561)	(12)	(573)
Cash and cash equivalents:
Beginning of period	59,346	12	59,358

End of period	$58,785	$-	$58,785

Supplemental cash flow discosures:
Cash paid for interest	$41	$-	$41
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash financing and investing activities
Property and equipment acquired under capital leases	$-	$-	$-
Property and equipment included in accounts payable and accrued liabilities	$586	$-	$586
Class B common stock exchanged for Class A common stock	$961	$-	$961
Treasury stock issued to employees under ESPP	$-	$-	$-
Treasury stock acquired to settle employee withholding liability	$158	$(158)	$-
Contingent shares issuable	$(81)	$-	$(81)
Contingent shares issued	$162	$-	$162

3.  Business Combinations and Dispositions

In November 2008, we entered in an agreement to sell our Optimize product offering (“Optimize”) and the associated assets and liabilities. We acquired Optimize in connection with the aquisition of Vurv on July 1, 2008 and the sale of Optimize represents the completion of a disposition plan initiated during the third quarter of 2008. The sale of Optimize did not result in a significant gain or loss.

On May 5, 2008, the Company entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) to purchase Vurv Technology, Inc. (“Vurv”), a private company with headquarters in Florida. Vurv is a provider of on demand talent management software.  On July 1, 2008, the Company completed the acquisition of Vurv.  Accordingly, the assets, liabilities and operating results of Vurv are reflected in the Company’s consolidated financial statements from the date of acquisition.  The total consideration paid by the Company in connection with the acquisition was approximately $34.4 million in cash, $2.9 million in third party fees, and approximately 3.8 million shares of Class A common stock, of which approximately $33.8 million in cash and approximately 3.3 million shares of Class A common stock were paid on the closing date.  Approximately 0.5 million shares were placed into escrow for one year following the closing to be held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties contained in the Reorganization Agreement or certain other events.  Additionally, approximately $0.3 million was placed into escrow to pay for expenses incurred by the stockholder representative in connection with its duties under the Reorganization Agreement, and approximately $0.4 million was placed in escrow to compensate the Company in the event certain expenses are incurred in connection with payments to certain Vurv employees.  In addition, the Company assumed obligations for outstanding options to purchase shares of Vurv common stock, which converted into options to purchase approximately 0.4 million shares of the Company’s common stock.  Taleo also repaid approximately $9.0 million of Vurv debt on the closing date. No contingent cash payments remain for this transaction.

Under purchase accounting, the purchase price has been preliminarily allocated at December 31, 2008 to the net identifiable intangible assets based on their estimated fair value at the date of acquisition.  However, until the close of escrow the price will not be final. The determination of the value of these components required the Company to make various estimates and assumptions. Critical estimates in valuing certain of the intangible assets include but are not limited to future expected cash flows from product sales and services.  The fair value of deferred revenue was determined based the estimated direct cost of fulfilling the obligation to the customer plus a normal profit margin while the fair value for all other assets and liabilities acquired was determined based on estimated future benefits or legal obligations associated with the respective asset or liability.  The excess of the purchase price over the net identifiable intangible assets, other identifiable assets and liabilities acquired has been recorded to goodwill. The Company did not record any in-process research and development charges in connection with the acquisition.

Preliminary Allocation of Purchase Price at December 31, 2008
Amount
(In thousands)
Cash	$223
Accounts receivable, net	8,063
Other current assets	485
Restricted Cash	286
Property and equipment	4,844
Goodwill	83,024
Intangible assets	49,947
Non-current assets	101
Accounts payable and accrued liabilities	(11,938)
Other current liabilities	(1,254)
Deferred revenue	(7,348)
Non-current liabilities	(1,379)
Total estimated purchase price	$125,054

Purchase Price
Amount
(In thousands)
Cash	$46,542
Estimated fair value of common stock issued	73,444
Estimated fair value of stock options assumed	1,745
Accrued transaction cost	3,323
Total estimated purchase price	$125,054

Unaudited pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented are shown below.

	Year ended December 31,
	2008	2007
	Consolidated Proforma
	(In thousands, except per share data)
Revenue	$195,437	$177,099
Net loss attributable to Class A common stockholders	$(22,299)	$(11,978)
Net loss per share attributable to Class A common stockholders - basic and diluted	$(0.76)	$(0.44)
Weighted average Class A common shares - basic and diluted	29,242	27,461

Acquisition of Wetfeet, Inc.

On June 26, 2007, the Company entered into an asset purchase agreement (the “Wetfeet Asset Purchase Agreement”) by and among the Company, Universum Communications Holdings, Inc, Wetfeet, Inc., (“Wetfeet”) and U.S. Bank National Association as escrow agent, for the acquisition by the Company of certain assets of Wetfeet relating to Wetfeet’s hiring management solutions business (the “Wetfeet Transaction”). Under the terms of the Wetfeet Transaction, the Company acquired a portion of Wetfeet’s intellectual property, technology and customer contracts.  The Wetfeet Transaction closed on July 3, 2007. The net cash amount paid by the Company at closing in connection with the acquisition was approximately $0.3 million in cash, of which approximately $0.1 million was placed into escrow for one year following the closing to be held as partial security for certain losses that may be incurred by the Company in the event of certain breaches of the representations and warranties covered in the asset purchase agreement or certain other events. The Wetfeet Asset Purchase Agreement provided for additional payments of up to approximately $1.3 million to be made to Wetfeet in July 2008 upon the achievement of certain milestones by the first anniversary of the closing date (“Second Payment”). As of December 31, 2007, such milestones had been substantially achieved and the $1.3 million was fully accrued and included in the cost of the acquisition.  As in the case of the payment placed in escrow, the Second Payment was subject to adjustment for certain breaches of the representations and warranties covered in the asset purchase agreement or certain other events.  In 2008, the Company determined certain milestones were not achieved and reduced the Second Payment by $42,000 before making the final payment in the second half of 2008.  The $42,000 difference between the amount accrued for the Second Payment and the amount paid was recorded as an adjustment to goodwill.  Additionally, goodwill was reduced by $20,000 due to capitalized transaction costs being more than actual cost incurred.  The total cost of the acquisition including legal, accounting, valuation and other professional fees was $1.7 million. The Company has substantially converted the Wetfeet customers to its products and discontinued the Wetfeet product in 2008.

Under purchase accounting, the purchase price has been allocated to the net identifiable intangible assets based on their estimated fair value at the date of acquisition. The Company also performed an allocation of the purchase price among the acquired identifiable intangible assets of Wetfeet. The excess of the purchase price over the net identifiable intangible assets has been recorded to goodwill. The Company did not record any in-process research and development charges in connection with the acquisition.

	Amounts	Assigned Life
	(In thousands)
Goodwill	$1,665
Customer relationship	193	4 years
Less: Net liabilities	(177)
Total purchase price allocation	$1,681

The Company has not presented pro forma financial statements for this acquisition, as the pre-acquisition operations of Wetfeet were not material.

Acquisition of JobFlash, Inc.

On March 2, 2007, the Company entered into an asset purchase agreement (the “JobFlash Asset Purchase Agreement”) by and among the Company, JobFlash, Inc. (“JobFlash”) and U.S. Bank National Association as escrow agent, for the acquisition by the Company of certain assets of JobFlash relating to JobFlash’s talent management and human resources solutions business (the “JobFlash Transaction”). The JobFlash Transaction closed on March 7, 2007. The total purchase price paid by the Company in connection with the JobFlash Transaction was approximately $3.1 million, of which $0.5 million was placed into escrow for one year following the closing to be held as partial security for certain losses that may be incurred by the Company in the event of certain breaches of the representations and warranties covered in the Asset Purchase Agreement or certain other events.  In March 2008, the Company distributed the $0.5 million escrow balance to the former owners of JobFlash.  The total cost of the acquisition including legal, accounting, valuation and other professional fees was $3.3 million. In 2008, JobFlash goodwill was reduced by $16,000 due to capitalized transaction costs being more than actual cost incurred.  Under the terms of the JobFlash Transaction, the Company acquired substantially all of JobFlash’s intellectual property, technology and customer contracts. The Company hired the majority of JobFlash’s sales, services and development personnel. In addition, the Company assumed certain liabilities relating to the purchased assets. As of December 31, 2008, assets acquired in the JobFlash transaction have provided the basis for the Company’s Taleo Scheduling Center solution, Taleo Voice Response and hourly hiring management tools for the Company’s Taleo Business Edition solution.

Under purchase accounting, the purchase price has been allocated to the net identifiable intangible assets based on their estimated fair value at the date of acquisition. The Company also performed an allocation of the purchase price among the acquired identifiable intangible assets of JobFlash. The excess of the purchase price over the net identifiable intangible assets has been recorded to goodwill. The Company did not record any in-process research and development charges in connection with the acquisition.

	Amounts	Assigned Life
	(In thousands)
Goodwill	$2,014
Existing technology	810	5 years
Customer relationship	290	4 years
Tradename	20	2 years
Net assets	168
Total purchase price allocation	$3,302

Unaudited pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented are shown below.

	Year ended December 31,
	2007	2006
	Consolidated Proforma
	(In thousands, except per share data)
	As restated	As restated
Revenue	$128,410	$96,445
Net income / (loss) attributable to Class A common stockholders	$3,570	$(7,207)
Net income / (loss) per share attributable to Class A common stockholders - basic	$0.15	$(0.36)
Net income / (loss) per share attributable to Class A common stockholders - diluted	$0.12	$(0.36)
Weighted average Class A common shares - basic	24,116	20,031
Weighted average Class A common shares - diluted	28,777	20,031

4.  Intangible Assets and Goodwill

On July 1, 2008, the Company completed its acquisition of Vurv and the related intangible assets are reflected in the table below. The $82.7 million of increase of goodwill relates to the acquisition of Vurv and has been assigned to the Company’s application operating segment. The Company also recorded a $49.9 million increase in intangible assets acquired in the transaction.

During the third quarter of 2008 and as part of the review of the product portfolio acquired in the Vurv acquisition, the Company determined that it would not continue to sell and maintain a product offering referred to as Optimize.  In addition, in the third quarter, the Company approved a plan for the sale or disposition of that product and the associated assets and liabilities.  In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” a newly acquired intangible asset that is expected to be sold shall be classified as held for sale at the acquisition date and shall not be amortized.  As such, the Company classified the $0.7 million of intangible assets related to Optimize as held for sale and did not record amortization expense for these assets in its financial statements.  The fair value of the intangible asset was determined based on the present value of the expected future cash flows from the Optimize product line. In November 2008, we entered in an agreement to sell our Optimize product offering and its associated assets and liabilities.  The sale of Optimize represents the completion of a disposition plan initiated during the third quarter of 2008.  See Footnote 3 – Business Combinations and Dispositions.

During the year ended December 31, 2008, in addition to the acquisition Vurv, goodwill was reduced by a total of $0.1 million due to adjustment to purchase price for Wetfeet acquisition and capitalized transaction costs associated with both JobFlash and Wetfeet acquisitions being more than actual cost incurred.

A summary of acquired intangible assets at December 31, 2008 and 2007 is as follows:

		2008				2007

	Useful Life	Gross	Reclassification	Accumulated Amortization	Carrying Value	Gross	Accumulated Amortization	Carrying Value

Detail By Acquisition		($ In thousands)

Vurv Technology						As restated
Identifiable Intangible Assets
Existing Technology	3	$8,690	$-	$(1,448)	$7,242
Customer Relationships	7	25,900	-	(1,850)	24,050
Customer Relationships - Backlog	3	13,947	-	(1,907)	12,040
Trade Name	2	260	-	(65)	195
Non-compete Agreements	2	410	-	(103)	307
Optimize Intangible Assets Sold		740	(740)	-	-
Vurv identifiable Intangible assets		49,947	(740)	(5,373)	43,834

Goodwill		83,024	-	-	83,024

WetFeet
Identifiable Intangible Assets
Customer Relationships	4	193	-	(72)	121	$193	$(24)	$169

Goodwill		1,665	-	-	1,665	1,727		1,727

JobFlash
Identifiable Intangible Assets
Existing Technology	5	810	-	(294)	516	810	(132)	678
Customer Relationships	4	290	-	(132)	158	290	(59)	231
Trade Name	2	20	-	(18)	2	20	(8)	12

Goodwill		2,014	-	-	2,014	2,030		2,030

Recruitforce / White Amber*
Identifiable Intangible Assets
Existing Technology	5	2,311	-	(2,162)	149	2,311	(2,038)	273
Customer Relationships	5	967	-	(945)	22	967	(926)	41

Goodwill		4,923	-	-	4,923	5,352		5,352
* White Amber includs $0.9 million customer relationship intangible asset and $1.7 million existing technology (fully amortized) and $3.0 million in goodwill.

SUMMARY

Identifiable Intangible Assets
Existing Technology		$11,811	$-	$(3,904)	$7,907	$3,121	$(2,170)	$951
Customer Relationships		41,297	-	(4,906)	36,391	1,450	(1,009)	441
Trade Name		280	-	(83)	197	20	(8)	12
Non-compete Agreements		410	-	(103)	307	-	-	-
Intangible Assets Held for Sale		740	(740)	-	-	-	-	-
		$54,538	$(740)	$(8,996)	$44,802	$4,591	$(3,187)	$1,404
Goodwill
Vurv Technology		$83,024	$-	$-	$83,024	$-	$-	$-
WetFeet		1,665	-	-	1,665	1,727	-	1,727
JobFlash		2,014	-	-	2,014	2,030	-	2,030
Recruitforce / White Amber		4,923	-	-	4,923	5,352	-	5,352
		$91,626	$-	$-	$91,626	$9,109	$-	$9,109

Amortization expense for intangible assets was $5.8 million, $0.4 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows:

Estimated Amortization Expense	(In thousands)
2009	$14,283
2010	11,306
2011	6,233
2012	3,730
2013	3,700
Thereafter	5,550
Total	$44,802

5.  Property and Equipment

Property and equipment consists of the following at December 31, 2008 and 2007:

	2008	2007
	(In thousands)
Computer hardware and software	$46,740	$38,206
Furniture and equipment	3,198	2,681
Leasehold improvements	3,498	3,148
	53,436	44,035
Less accumulated depreciation and amortization	(28,186)	(20,857)
Total	$25,250	$23,178

In July 2008, the Company’s property and equipment increased by $4.8 million as a result of its acquisition of Vurv.  The Vurv assets included $2.2 million in assets which were under capital lease.  Property and equipment included capital leases totaling $3.1 million and $1.1 million at December 31, 2008 and 2007, respectively. All of the capital leases are included in computer hardware and software. Accumulated amortization relating to property and equipment under capital leases totaled $1.3 million and $1.0 million, respectively, at December 31, 2008 and 2007. Depreciation and amortization expense of property and equipment was $10.7 million, $6.6 million, and, $4.0 million for the years ended December 31, 2008, 2007, and 2006, respectively.

6.  Prepaid Expenses and Other Assets

Prepaid expenses and Other assets consist of the following at December 31, 2008 and 2007:

	2008	2007
Prepaid Expenses and Other Current Assets	(In thousands)
		As restated
Prepaid expenses	$3,614	$2,988
Deferred compensation expense	3,509	1,724
Other	3,854	982
Total	$10,997	$5,694

Non-Current Other Assets	2008	2007
	(In thousands)
		As restated
Deferred tax asset net of valuation allowance	$802	$2,812
Purchase of investment	2,498	-
Receivable from Sale of Optimize Product Offering	875	-
Other	607	374
Total	$4,782	$3,186

In September 2008, the Company entered into an agreement with Worldwide Compensation, Inc. (“WWC”), a privately held company that provides compensation management solutions.  The Company invested $2.5 million for a 16% equity investment and an option to purchase WWC. The purchase option is exercisable from June 4, 2009 through December 2, 2009.  In accordance with Accounting Principles Board Opinion No. 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock”, the Company recorded the investment at cost at $1.4 million.

The Company also accounted for the purchase option under APB 18. The fair value of the purchase option was recorded on the date of issuance at $1.1 million.  The estimated fair value of the purchase option on the date of issuance was determined based on the Black-Scholes model.

7.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consist of the following at December 31, 2008 and 2007:

	2008	2007
	(In thousands)
		As restated
Accounts payable	$3,612	$2,331
Accrued compensation	11,276	8,706
Accrued professional fees	1,907	1,650
Accrued income taxes	760	538
Accrued liabilities and other	7,322	7,462
Total	$24,877	$20,687

8.  Preferred Stock

Upon the Company’s IPO, all outstanding preferred stock converted into Class A common stock and preferred stock warrants converted into warrants to acquire Class A common stock of the Company, see Note 9 “Common Stock”. At December 31, 2008 and 2007 the Company had no preferred stock warrants outstanding.

9.  Common Stock

The following describes the Company’s common stock  and its stock option plans.

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

Upon the closing of the Company’s initial public offering of its Class A Common Stock, the Preferred Exchangeables entitle the holders of these shares to exchange each share for one sixth of a share of the Company’s Class A common stock directly. In addition, holders of all classes of exchangeable shares are party to an agreement which entitles them to the economic equivalent of dividends declared on Class A common stock without requiring them to actually exchange their shares. However, until the time that such shares are exchanged for the Company’s Class A common stock, amounts associated with the Preferred Exchangeables are classified outside of stockholders equity.

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

Class B common stock was created in order to allow holders of exchangeable shares the ability to vote as if they had exchanged their exchangeable shares without having to exchange such shares. Holders of Class B common stock are not entitled to any substantive rights, economic or otherwise, as a result of their ownership of Class B common stock without consideration of the exchangeable shares of 9090-5415 Quebec Inc. The holders of all classes of exchangeable shares may elect, or the Company may require them, to exchange their exchangeable shares. During the year ended December 31, 2008, exchangeable shares were exchanged for 655,652 shares of Class A common stock leaving no exchangeable shares exchangeable for Class A common stock in future years. As of December 31, 2008, shares of Class A common stock resulting from the exchange of exchangeable shares totaled 4,038,287.

Class A Common Stock Warrants

In January 2000, the Company entered into a professional services agreement for marketing services with an affiliate of a stockholder. The service provider was also affiliated with a member of the Company’s Board of Directors. In consideration of this services agreement, the Company granted a warrant to purchase 481,921 shares of Class A Common Stock at an exercise price equal to $3.63 per share. The service agreement had a term of one year, and the warrant is fully vested and was initially exercisable at any time from the date of grant through the earlier of (a) January 25, 2005 or (b) a closing of an initial public offering of the Company’s common stock. The fair value of the warrant, estimated to be $2.8 million, was charged to marketing expense during the year ended December 31, 2000. In connection with the settlement of certain litigation in November 2004, the Company agreed to modify the terms of this warrant, by extending the warrant’s expiration date to January 25, 2007. The modification of this warrant resulted in the Company recording a charge of approximately $0.2 million, based on the fair value of the modified warrant as compared to the original warrant terms. In determining the fair values under the Black-Scholes valuation model the company used an expected life of 2.25 years; stock volatility of 68%; a risk-free interest rate of 2.72%; and no dividend payments during the expected term. On January 25, 2007, the Company issued 349,690 shares of its Class A common stock to the holder in connection with a cashless exercise of a warrant to purchase 481,921 shares of its Class A common stock at an exercise price of $3.63 per share. No rights to purchase shares related to these warrants remain as of December 31, 2008.

In March 2005, the Company granted a fully vested warrant to purchase 41,667 shares of Class A common stock at an exercise price equal to $13.50 per share in consideration of recruitment services provided by an external agency. The warrant is exercisable at any time from the grant date through the earlier of (a) March 14, 2010 or (b) a change of control of the Company. The fair value of the warrant at the date of issue, estimated to be $0.4 million, was charged to general and administrative expense during the year ended December 31, 2005. The value of the warrant was calculated using the Black-Scholes valuation model with the following weighted-average assumptions: expected life of 5 years; stock volatility of 79%; risk-free interest rate of 3.1%; and no dividend payments during the expected term. On February 28, 2007, the Company issued 6,510 shares of its Class A common stock to the holder in connection with a cashless exercise of a warrant to purchase 41,667 shares of its Class A common stock at an exercise price of $13.50 per share. No rights to purchase shares related to these warrants remain as of December 31, 2008.

As of December 31, 2008, no Class A common stock warrants were outstanding.

Class A Common Stock Option Plans

As of December 31, 2008, the Company has reserved 3,542,768 shares of authorized but unissued Class A common stock for issuance under four stock option plans. Of these shares, 3,202,536 shares were authorized but unissued under the three plans approved by stockholders in 2004 or prior, and 340,232 were authorized but unissued under a plan approved by the Board of Directors in 2005. Options to purchase Class A common stock may be granted to employees, directors, and certain consultants. Options are subject to the vesting provisions associated with each grant, generally vesting one-fourth on the first anniversary of the grant and ratably thereafter for the following 36 months.

At December 31, 2008, 469,322 shares were available for future grants under all four plans. The following table presents a summary of the Class A common stock option activity since January 1, 2006, and related information:

	Number of Options	Weighted - Average Exercise Price
Outstanding — January 1, 2006	4,213,626	$8.78
Granted	1,162,425	$11.94
Exercised	(857,203)	$2.69
Forfeited	(362,734)	$13.55
Outstanding — December 31, 2006	4,156,114	$10.52
Granted	969,457	$17.62
Exercised	(1,349,344)	$6.94
Forfeited	(252,813)	$13.71
Outstanding — December 31, 2007	3,523,414	$13.61
Granted	544,507	$18.00
Exercised	(668,542)	$11.28
Forfeited	(365,211)	$15.34
Outstanding — December 31, 2008	3,034,168	$14.70

The Company has granted stock options to employees during 2008, 2007, and 2006 at exercise prices greater than or equal to the fair value of the Class A common stock at the time of grant. Prior to the Company’s initial public offering, the fair value of the Class A common stock has been determined by the Board of Directors of the Company at each stock option measurement date based on a variety of different factors including the Company’s financial position and historical financial performance, the status of technological developments within the Company, the composition and ability of the current engineering and management team, an evaluation and benchmark of the Company’s competition, the current climate in the marketplace, arms length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others. Subsequent to its initial public offering, the Board of Directors of the Company authorized grants of stock options with an exercise price per share equivalent to the quoted market price of the Company’s publicly traded common stock on the date of each grant.

During 2001 and 2003, the Company awarded stock options to purchase 2,000 and 27,332 shares, respectively, of Class A common stock to certain of its consultants. The stock options have an exercise price of $3.00 per share and ten year terms from their issue dates. The options issued in 2001 were subject to a vesting period of three years and were fully vested in January 2004. The options issued in 2003 are subject to a vesting period of four years. Of the options issued in 2001, none were exercised in 2008, and 1,000 remain outstanding as of December 31, 2008. Of the options issued in 2003, none were exercised in 2008 and 1,666 remain outstanding as of December 31, 2008. During 2007, the Company entered into a consulting agreement continuing the service provider relationship of a former employee and, thus, allowing the vesting of stock options and restricted stock granted pursuant to the Company’s applicable stock option plans to continue. The vesting term is based on the grant’s original vesting period of four years. During the consulting period, the former employee vested 17,083 shares of Class A common stock. The stock options have an exercise price ranging from $13.50 to $15.79 per share and three and one half and six and one half month terms from their issue date. The value of the stock options and restricted stock granted in 2007 was calculated using the Black-Scholes valuation model with the following weighted-average assumptions: expected life of 3.5 - 6.5 months; volatility of 44%; risk-free interest rate of 3.57% and no dividend payments during the expected term. The awards are being accounted for in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or In Conjunction with Selling, Goods or Services.” The amount charged to expense for all awards related to consultants was immaterial for the years ended December 31, 2008, 2007, and 2006 respectively.

The following table summarizes stock options outstanding at December 31, 2008:

Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number of Options Exercisable
$3.00 - $11.01	314,710	5.42	226,408
$11.05 - 11.90	375,918	7.55	239,323
$12.00 - 13.30	75,342	7.24	40,943
$13.50 - 13.50	452,937	6.23	411,294
$13.58 - 14.00	395,728	6.81	307,202
$14.10 - 16.21	312,259	8.00	136,925
$16.72 - 16.72	17,500	9.19	—
$17.28 - 17.28	328,674	9.34	—
$17.35 - 17.91	314,067	8.32	139,903
$18.00 - 26.76	447,033	6.77	261,749
	3,034,168	7.24	1,763,747
Average exercise price per share			$13.57

The aggregate intrinsic value of options outstanding at December 31, 2008 was $0.8 million. The total intrinsic value of options exercised during fiscal 2008 was $6.1 million. The Company had 3,034,168 options vested or expected to vest over four years with an aggregate value intrinsic value of $0.8 million. As of December 31, 2008, unamortized compensation cost related to Class A common stock options was $13.0 million. The cost is expected to be recognized over a weighted-average period of 2.3 years.

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

On April 17, 2009, exercisable options totaling 31,360 related to terminated employees of the Company were modified to extend their expiration date to 30 days after the filing of our Form 10-Q for the period ended September 30, 2008.  Under FAS 123(R), this is a modification that will result in an incremental expense.

Converted Vurv Stock Options

In connection with the July 1, 2008 acquisition of Vurv, Taleo assumed the Vurv Stock Option Plan and converted the outstanding options to 433,820 Taleo stock options at conversion rate of 0.12806:1.0.  Generally, these Taleo stock options vest annually in accordance with the terms of the original Vurv plan.  Former Vurv employees with stock options were given service credit for the time they were employed by Vurv towards the vesting of their Taleo stock options.  Assumed vested shares totaled 281,215 while unvested shares totaled 135,675 and cancelled shares totaled 16,930.  Taleo may not grant any stock options under the original Vurv Stock Option Plan in the future.

The following table presents a summary of the Taleo stock option plan activity for the six months ended December 31, 2008 and related information:

	Number of Taleo Options	Weighted - Average Exercise Price
Assumed — July 1, 2008	433,820	$24.00
Exercised	(28,189)	$7.17
Forfeited	(160,537)	$28.31
Outstanding — December 31, 2008	245,094	$23.11

The Company estimated the fair value of the Taleo stock options using the Black-Scholes option valuation model and the following assumptions:

July 1, 2008
Expected volatility	53%
Risk-free interest rate	2.77 to 3.48%
Expected life (in years)	2.36 to 5.94
Expected dividend yield	0%

The following table summarizes Taleo stock options outstanding at December 31, 2008:

Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number of Options Exercisable
$5.86	51,562	2.62	51,562
$7.81	960	5.45	960
$11.72	640	5.61	640
$15.62	9,088	5.11	9,088
$21.48	15,973	1.56	15,109
$27.34	65,494	4.02	53,234
$30.30	101,377	3.94	70,609
	245,094	3.58	201,202
Average exercise price per share			$21.76

The total intrinsic value of Taleo stock options exercised during the six months ended December 31, 2008 was $0.4 million.  As of December 31, 2008, the Company had 245,094 Taleo stock options vested or expected to vest over four years with an aggregate intrinsic value of $0.1 million and a weighted average exercise price of $23.11.

For Taleo stock options, the Company recorded $0.4 million of compensation expense for the year ended December 31, 2008.  Unamortized compensation cost was $0.5 million as of December 31, 2008. This cost is expected to be recognized over a weighted-average period of 1.75 years.

White Amber Stock Option Plan

The Company has reserved 113,811 shares of authorized but unissued Class A common stock for issuance under a stock option plan (the “White Amber Option Plan”) that was approved by the Board of Directors in 2003, in connection with the acquisition of White Amber. Options to purchase 206,487 shares at $0.78 per share were issued under the White Amber Option Plan in 2003. The fair value of these options was determined to be approximately $0.6 million utilizing the Black-Scholes valuation model, $0.2 million of which was recorded as part of the purchase price of White Amber and the balance of $0.4 million was recorded as deferred stock-based compensation to be amortized over the respective vesting period of the awards. No further issuances may be made from this plan. Options under the White Amber Option Plan have a ten year life, with 4.81 years remaining life as of December 31, 2008.

Options under the White Amber Stock Option Plan are subject to the vesting provisions associated with each grant, and generally calls for 25% vesting upon issuance, with future vesting over defined periods for the remaining shares. The following schedule summarizes the activity relating to the White Amber Option Plan:

	Number of Options	Weighted - Average Exercise Price
Outstanding — January 1, 2006	180,651	$0.78
Exercised	(60,715)	$0.78
Forfeited	(6,125)	$0.78
Outstanding — December 31, 2006	113,811	$0.78
Exercised	(89,266)	$0.78
Outstanding — December 31, 2007	24,545	$0.78
Exercised	(1,500)	$0.78
Outstanding — December 31, 2008	23,045	$0.78

At December 31, 2008, the number of options exercisable and the weighted-average exercise price per share of those exercisable options were 23,045 and $0.78, respectively.

The aggregate intrinsic value of the 23,045 fully vested options outstanding at December 31, 2008 related to the White Amber option Plan was $0.2 million. The total intrinsic value of options exercised during fiscal 2008 was $28,000.

For the White Amber Stock Option Plan, the Company recorded $0 of compensation expense for the years ended December 31, 2008 and 2007, and $7,000 for the year ended December 31, 2006.

Based on the forfeiture of options from the White Amber Stock Option Plan, additional shares were issued to the former White Amber stockholders under the terms of the White Amber acquisition agreement. No shares were forfeited in 2008 and 2007. In the year ended December 31, 2006, 6,125 shares were forfeited and resulted in an increase to goodwill of $0.1 million. The Company issued 30,753 shares of its common stock to former stockholders of White Amber during the year ended December 31, 2006. No further shares will be issued to former stockholders of White Amber pursuant to the White Amber acquisition agreement after December 31, 2006.

Employee Stock Purchase Plan

At December 31, 2005, 500,000 shares were reserved for future issuance under the ESPP. Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally commence each May 1 and November 1. Shares are purchased through employees’ payroll deductions, up to a maximum of 10% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than 10,000 shares per offering or $25,000 worth of common stock in one calendar year. The initial offering period commenced on May 16, 2006 and ended on October 31, 2006.

	Shares	Purchase Price
Reserve for ESPP balance — January 1, 2006	500,000	—
Employees purchases	(64,513)	$9.55
ESPP balance — December 31, 2006	435,487	—
Employees purchases	(143,992)	11.30
ESPP balance — December 31, 2007	291,495	—
Employees purchases	(175,669)	13.87
ESPP balance — December 31, 2008	115,826

Stock Based Compensation Expense

The following table summarizes the total stock based compensation expense included in the Consolidated Statements of Operations for years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
	(In thousands)
Cost of revenues	$1,453	$795	$414
Sales and marketing	3,063	1,748	1,048
Research and development	1,408	1,162	694
General and administrative	5,582	2,982	2,372
	$11,506	$6,687	$4,528

The Company recorded $7.7 million in pre-tax share-based compensation expense for stock options, $0.9 million for purchase rights under the employee stock purchase plan and $2.9 million in share-based compensation expense for restricted stock awards during the year ended December 31, 2008. As of December 31, 2008, there was $22.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize the unamortized cost over a weighted average period of 2.3 years.

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

The Company received $10.2 million, $11.1 million and $3.0 million in cash from option exercises and issuances of stock under the employee stock purchase plan during the years ended December 31, 2008, 2007 and 2006, respectively.

Determining Fair Value

The Company estimates the fair value of options granted using the Black-Scholes option valuation model. The Company estimates the expected volatility of the Company’s common stock at the date of grant based on a combination of its historical volatility and the volatility of comparable companies, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company estimates expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the fiscal year ended December 31, 2008. The Company elected to use the simplified method due to a lack of term data as the Company had recently gone public in October 2005 and its options meet the criteria of the “plain-vanilla” option as defined by SAB 107. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of its employee options. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, the Company amortizes the fair value on a straight-line basis over the requisite service period of the options that is generally 4 years.

The weighted-average fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for share-based payment awards during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Stock Options:
Expected volatility	53 to 66%	49 to 51%	48 to 55%
Risk-free interest rate	1.97 to 3.53%	3.9 to 5.1%	4.5 to 5.1%
Expected life (in years)	5.5 to 6.25	5.5 to 6.25	5.0 to 6.25
Weighted-average exercise price per share of options granted	$18.00	$17.62	$11.94
Weighted-average fair value per share of option granted	$9.82	$9.49	$6.83
Expected dividend yield	0%	0%	0%

	2008	2007	2006
Employee Stock Purchase Plan:
Expected volatility	44 to 59%	44 to 53%	53 to 55%
Risk-free interest rate	1.07 to 3.49%	3.49 to 5.09%	5.09 to 5.24%
Expected life (in weeks)	26	26	24 to 26
Expected dividend yield	0%	0%	0%

Restricted Stock and Performance Shares

On May 31, 2006, the Compensation Committee of the Board of Directors of the Company approved a form of restricted stock agreement and a form of performance share agreement for use under the Company’s 2004 Stock Plan pursuant to which the Company has granted restricted stock and performance shares. The shares of restricted stock and performance share awards have a per share price of $0.00001 which equals the par value. The Company’s right to repurchase the restricted stock granted to employees lapses in accordance with a four year schedule and the performance shares granted to employees vest in accordance with a four year vesting schedule. Beginning in the quarter ended September 30, 2006, the Company’s outside directors, with the exception of the Chairman of the Company’s Board of Directors, receive 50%, and may elect to receive up to 100%, of their board compensation as restricted stock or performance shares in lieu of cash compensation. The Chairman of the Company’s Board of Directors may elect to receive his board compensation in any combination of cash and restricted stock. Restricted stock awards to directors made in lieu of cash compensation are granted on the first business day of each quarter and vest on the last day of each quarter. The fair value is measured based upon the closing Nasdaq market price of the underlying Company stock as of the date of grant. Restricted stock and performance share awards are amortized over the period using the straight-line method. As of December 31, 2008, the unamortized compensation cost was $8.5 million. The cost is expected to be recognized over a weighted-average period of between 1.80 and 2.62 years. The following table presents a summary of the restricted stock awards and performance share awards for the years ended December 31, 2008, 2007 and 2006.

	Performance Share Awards	Restricted Stock Awards	Weighted-Average Grant- Date Fair Value per Share
Repurchasable/nonvested balance — January 1, 2006	—	—	—
Awarded	66,179	282,017	$11.48
Released/vested	(8,054)	(38,579)	9.74
Forfeited/cancelled	(4,375)	(9,063)	11.90
Repurchasable/nonvested balance — December 31, 2006	53,750	234,375	11.75
Awarded	2,481	58,800	17.00
Released/vested	(24,356)	(76,606)	10.56
Forfeited/cancelled	(3,750)	(16,193)	11.48
Repurchasable/nonvested balance — December 31, 2007	28,125	200,376	13.77
Awarded	29,227	440,582	18.53
Released/vested	(15,984)	(126,505)	14.25
Forfeited/cancelled	(2,090)	(81,743)	15.65
Repurchasable/nonvested balance — December 31, 2008	39,278	432,710	18.12

For restricted stock and performance share agreements, the Company recorded $2.9 million, $1.0 million and $0.6 million stock based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively.

Reserved Shares of Common Stock

The Company has reserved the following number of shares of Class A common stock as of December 31, 2008 for the awarding of restricted stock awards, release of performance share awards, exercise of stock options and purchases under the employee stock purchase plan:

Class A Common Stock Plans (excluding the White Amber Stock Plan and Employee Stock Purchase Plan)	3,542,768
White Amber Stock Plan	23,045
Vurv Stock Plan	245,094
Employee Stock Purchase Plan	115,826
Total	3,926,733

10.  Income Taxes

The domestic and foreign components of income (loss) before provision for income taxes were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
		As restated	As restated
Domestic	$(7,301)	$5,953	$(7,745)
Foreign	403	920	2,854
Total	(6,898)	6,873	(4,891)

The provision for income taxes is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
		As restated	As restated
Current
Federal	$313	$297	$—
State	192	-	-
Foreign	222	1,763	1,153
Total	$727	$2,060	$1,153
Deferred
Federal	519	675	-
State	-	-	-
Foreign	57	348	(1,476)
Total	576	1,023	(1,476)
Total provision (benefit) for income taxes	$1,303	$3,083	$(323)

	2008	2007	2006
		As restated	As restated
Federal tax at statutory rate	-34%	34%	-34%
State income taxes, net	1%	7%	-12%
U.S. Alternative Minimum Taxes	0%	2%	0%
Foreign Taxes	6%	26%	42%
Non-deductible share based payments	1%	1%	31%
Non-deductible other expenses	22%	12%	21%
Unbenefitted Losses/Valuation Allowance	23%	-38%	-55%
Total	19%	44%	-7%

The components of the Company’s deferred tax assets and liabilities are as follows:

	2008	2007
	(In thousands)
		As restated
Deferred tax assets:
Tax loss carry forwards	$23,469	$8,872
Reserves and accruals	3,068	2,023
Property and equipment	-	1,154
Deferred revenue	7,207	5,938
Alternative Minimum Tax credit	331	332
Canadian investment credits	1,666	563
Stock based compensation	2,731	1,702
Other, net	1,135	1,159
Total deferred tax assets	$39,607	$21,743
Deferred tax liabilities:
Transactional Cost Study	$(491)	$-
Property and equipment	(1,252)	$(772)
Acquired intangible assets	(17,067)	(128)
Total deferred tax liabilities	$(18,810)	$(900)
Net deferred tax asset	$20,797	$20,843
Valuation allowance	(19,115)	(18,249)
Deferred tax asset, net	$1,682	$2,594

At December 31, 2008, the Company has available for future periods U.S. Federal tax loss carry forwards of approximately $60.0 million, which expire beginning in 2021 through 2027. In addition, the Company has approximately $10.6 million of loss carryforwards associated with nonqualified stock option deductions that when realized against future taxable income, will be recorded as an increase to additional paid-in capital. The net operating loss carry forwards may be subject to limitations provided in Internal Revenue Code (IRC) sections 382 and 383. Additionally, the Company has a combined total of $0.6 million in operating loss carry forwards from all other foreign jurisdictions in which it is subject to taxation.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, the Company recorded an increase to the January 1, 2007 opening balance of retained earnings by approximately $1.1 million, an increase of $0.1 million to long term taxes payable and a corresponding increase to deferred tax assets of $1.2 million. As of the adoption date of January 1, 2007, the Company had uncertain tax benefits of approximately $5.2 million.

A reconciliation of the beginning and ending amounts of uncertain tax benefits are as follows :

	Uncertain Tax Benefits
	(In millions)
	2008	2007
		As restated
Uncertain tax benefits at January 1,	$6.9	$5.2
Increase for uncertain tax benefits in the current year	2.0	2.3
Increases for uncertain tax benefits of prior years	0.8	-
Decreases for uncertain tax benefits of prior years	(2.4)	-
Settlements	(0.8)	(0.6)
Lapse of statute of limitations	—	—
Uncertain tax benefits at December 31,	$6.5	$6.9

As of December 31, 2007, the Company had uncertain tax benefits of $6.9 million, which amount reflects an increase of $4.0 million from the amount previously disclosed in the notes to the Company’s 2007 consolidated financial statements due to a correction  in the previous disclosure.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2008, accrued interest related to uncertain tax positions was less than $0.1 million. As the Company has net operating loss carryforwards for Federal and state purposes, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years. With few exceptions, the Company is no longer subject to foreign income tax examinations by tax authorities for years before 2002.

The Company reversed its Canadian subsidiary’s valuation allowances in 2006 and at December 31, 2007, reversed valuation allowances within each of its remaining foreign subsidiaries as it was deemed more likely than not these assets will be realized. The Company continues to maintain a full valuation allowance against its U.S. company’s deferred tax assets with the exception of federal alternative minimum tax credits which was reversed in 2008.

The Company’s Canadian subsidiary is under examination by the Canada Revenue Agency (“CRA”) with respect to tax years 2000 through 2007. In December 2008, the Company was issued a proposed notice of assessment by CRA to increase taxable income by approximately CAD $3.8 million in respect to our 2002 tax year.  These adjustments relate, principally, to our treatment of CDTI tax credits and income and expense allocations recorded between the Company and our Canadian subsidiary.  We disagree with CRA’s basis for their proposed 2002 adjustments and intend to appeal their decision through applicable administrative and judicial procedures.  Also in December 2008, Taleo was notified by CRA of their intention to audit tax years 2003 through 2007.  No proposed assessment notices have been issued with respect to these open tax years.

The Company has settled certain issues raised in the 2000 and 2001 audit years and is appealing the CRA’s treatment of Quebec investment tax credits and its position relating to other intercompany transfer price arrangements. Final resolution of the CRA’s examination may have bearing on the Company’s tax treatment applied in subsequent periods not currently under examination. The Company has recorded income tax reserves believed to be sufficient to cover the ultimate resolution of the potential tax assessments for the open tax periods.

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

11.  Commitments and Contingencies

Operating Leases — The Company leases office space and has operating leases for computer equipment and third-party facilities that host its applications. Rental expenses under these agreements for the years ended December 31, 2008, 2007, and 2006 were approximately $6.1 million, $7.9 million, and $8.0 million, respectively.   Also, in connection with the sale of its Optimize product line operations, the Company entered into an agreement to assign its Bernards Township, New Jersey, facility lease to the buyer, but remained liable to the landlord in the event of non-payment.  The lease terminates August 31, 2010 and requires the Company’s consent for renewal.  Lease payments remaining as of December 31, 2008 total $0.3 million and have been reflected in the table below.

Software Contracts - The Company has entered into software license and maintenance agreements for database software used in the production environment.  Total payments related to these agreements are included in the software contract column below.

Capital Leases -  See Note 5 “Property and Equipment” for additional information regarding capital leases.

The minimum non-cancelable scheduled payments under these agreements at December 31, 2008 are as follows:

	Operating Leases
			Third
			Party	Total
	Equipment	Facility	Hosting	Operating	Software	Capital
	Leases	Leases	Facilities	Leases	Contracts	Leases (1)	Total
		(In thousands)			(In thousands)	(In thousands)	(In thousands)
2009	$101	$3,243	$904	$4,248	$3,080	$1,165	$8,493
2010	36	2,210	298	2,544	221	430	3,195
2011	14	1,031	198	1,243	-	66	1,309
2012	-	980	-	980	-	41	1,021
2013	-	451	-	451	-	5	456
Total	$151	$7,915	$1,400	$9,466	$3,301	$1,707	$14,474
Less amounts representing interest						(87)
Present value of minimum lease payments						$1,620
Less current portion						(1,101)
Noncurrent portion						$519

 (1) Amount includes interest.

Litigation - Kenexa BrassRing, Inc., (“Kenexa”) filed suit against the Company in the United States District Court for the District of Delaware on August 27, 2007.  Kenexa alleges that the Company has infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining the Company from further infringement.  The Company answered Kenexa’s complaint on January 28, 2008.  On May 9, 2008, Kenexa filed a similar lawsuit against Vurv Technology, Inc. (“Vurv”) in the United States District Court for the District of Delaware, alleging that Vurv has infringed Patent Nos. 5,999,939 and 6,996,561, and seeking monetary damages and an order enjoining Vurv from further infringement.  Vurv answered Kenexa’s complaint on May 29, 2008. Vurv was acquired by the Company on July 1, 2008.  Management has reviewed these matters and believes that neither the Company’s nor Vurv’s software products infringe any valid and enforceable claim of the asserted patents.  The Company has engaged in settlement discussions with Kenexa, but no settlement agreement has been reached.  Litigation is ongoing with respect to these matters.

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

Securities Claims

On November 14, 2008, following the announcement that the Company was re-evaluating certain of its historical and then current accounting practices, a shareholder class action lawsuit entitled Brett Johnson v. Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV-08-5182 SC, was filed in the Northern District of California.  The complaint alleged violations of §10(b) of the Exchange Act and SEC Rule 10b-5.  The Johnson lawsuit was dismissed without prejudice on December 22, 2008.  On December 17, 2008, a second substantially similar shareholder lawsuit entitled Terrence Popyk v. Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV 08-5634 PH, was filed in the Northern District of California; the Popyk lawsuit was dismissed without prejudice on January 20, 2009.  On January 13, 2009, a third shareholder lawsuit entitled Scott Stemper v Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV 09-0151 JSW, was filed in the Northern District of California.  On February 9, 2009, the court renamed the Stemper action “In re Taleo Corporation Securities Litigation” and appointed the Greater Pennsylvania Carpenter’s Fund as lead plaintiff.  The court has scheduled a case management conference for Sept. 11, 2009.  No motions are currently pending before the court.

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

Other Matters

 In addition to the matters described above, the Company is subject to various claims and legal proceedings that arise in the ordinary course of its business from time to time, including claims and legal proceedings that have been asserted against the Company by customers, former employees and advisors and competitors.  The Company has accrued for estimated losses in the accompanying audited consolidated financial statements for matters where it believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.  Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, is likely to have a material adverse effect on the Company’s financial position or results of operations. However litigation is subject to inherent uncertainties and the Company's views on these matters may change in the future.   Were an unfavorable outcome to occur in any one or more of those matters or the matters specifically described above, over and above the amount, if any, that has been estimated and accrued in the Company’s audited consolidated financial statements, it could have a material adverse effect on its business, financial condition, results of operations and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

12.  Employee Benefit Plans

The Company maintains a 401(k) profit-sharing plan (the “401(k) Plan”) covering substantially all U.S. employees. Pursuant to the 401(k) Plan, the Company may elect to match employee contributions to the 401(k) Plan, not to exceed 6% of an employee’s compensation. The Company made no such election to match contributions to the 401(k) Plan during the years ended December 31, 2007 and 2006. Effective January 1, 2008, the Company has instituted a 401(k) matching program with the following specifics: (i) for employee contributions to the 401(k) Plan of up to 4% of each employee’s base salary up to a maximum of $230,000 for the year ended December 31, 2008, the Company will match such employee contributions at a rate of $0.50 for every $1.00 contributed by the employee; and (ii) the Company 401(k) matching program has a three year vesting period.  The Company recorded $0.4 million in employee related costs during the twelve months ended December 31, 2008 as a result of the adoption of this program.

13.  Net Income/(Loss) Per Share

Basic and diluted net income (loss) per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of Class A common shares outstanding during the period. Given that the Class B common shares do not have any economic rights, and, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), and Emerging Issues Task Force (EITF) No. 03-6, “Participating Securities and the Two Class Method under FASB Statement No. 128,” the Company has determined that basic earnings per share should be calculated based only on the outstanding Class A common shares. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive. However, during periods of net income, earnings per share is based on outstanding Class A common shares and exchangeable shares, since the latter are participating securities, but have no legal requirement to fund losses. Class B common shares are non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. Exchangeable shares, redeemable convertible preferred stock, stock options, and warrants are included only if they are dilutive. These securities aggregated on a weighted-average share basis to 3,823,137, 4,661,113, and 5,615,199 for the years ended December 31, 2008, 2007, and 2006, respectively. They were not included in the diluted net loss per common share for the years ended December 31, 2008 and 2006 since they were antidilutive for those periods.

A summary of the loss or earnings applicable to each class of common shares is as follows:

	2008		2007		2006
	Class A	Class B	Class A	Class B	Class A	Class B
	Common	Common(1)	Common	Common(1)	Common	Common(1)
	(In thousands, except per share data)
			As restated	As restated	As restated	As restated
Allocation of net income/(loss)	$(8,201)	—	$3,790	—	$(4,568)	—
Weighted-average shares outstanding — basic	27,569	455	24,116	1,108	20,031	3,140
Weighted-average shares outstanding — diluted	27,569	455	28,777	1,874	20,031	3,140
Net income/(loss) per share — basic	$(0.30)	—	$0.16	—	$(0.23)	—
Net income/(loss) per share — diluted	$(0.30)	—	$0.13	—	$(0.23)	—

(1)
Class B common shares are non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. The corresponding exchangeable shares, discussed at Note 9. “Common Stock”, are participating securities but have no legal requirement to fund such losses, making them antidilutive for 2006 and 2008.

14.  Segment and Geographic Information, International Operations, and Customer Concentrations

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

The Company is organized geographically and by line of business and based on this the Company has identified two major line of business operating segments: application and consulting services.

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

The following table presents a summary of operating segments:

	Application	Consulting	Total
	(In thousands)
2008
Revenue	$138,628	$29,791	$168,419
Contribution margin(1)	$75,301	$4,608	$79,909
	As restated	As restated	As restated
2007
Revenue	$105,032	$23,038	$128,070
Contribution margin(1)	$59,487	$5,033	$64,520
	As restated	As restated	As restated
2006
Revenue	$79,116	$15,864	$94,980
Contribution margin(1)	$40,240	$3,057	$43,297
_

(1)
The Contribution margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Profit Reconciliation

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
		As restated	As restated
Contribution margin for reportable segments	$79,909	$64,520	$43,297
Sales and marketing	(53,758)	(36,871)	(29,528)
General and administrative	(32,653)	(23,684)	(21,030)
Restructuring charges	(1,914)	—	(414)
Interest and other income, expense, net	1,518	2,908	2,784
Net income (loss) before provision for income taxes	$(6,898)	$6,873	$(4,891)

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

	United States	Canada	Europe	Other	Total
	(In thousands)
Year ended December 31, 2008 —
Revenue based on Taleo contracting entity*	$159,860	$7,919	$403	$237	$168,419
Assets	$263,268	$15,177	$4,304	$440	$283,189

	As restated	As restated	As restated	As restated	As restated
Year ended December 31, 2007 —
Revenue based on Taleo contracting entity*	$119,651	$6,795	$922	$702	$128,070
Assets	$143,945	$17,946	$2,371	$559	$164,821

	As restated	As restated	As restated	As restated	As restated
Year ended December 31, 2006 —
Revenue based on Taleo contracting entity*	$86,421	$5,636	$1,939	$984	$94,980
Assets	$101,805	$13,844	$1,702	$1,220	$118,571

* See following paragraph for information of revenues based on customer location

The geographic mix of application services revenue based on the region of location of the customer contracting in the year ended December 31, 2008 was 83% from the United States, 5% from Canada, 8% from Europe, and 4% from the rest of the world.  For the year ended December 31, 2007 it was 85% from the United States, 6% from Canada, 6% from Europe, and 3% from the rest of the world. For the year ended December 31, 2006 it was 87% from the United States, 6% from Canada, 4% from Europe, and 3% from the rest of the world.

Due to the nature of consulting services revenue recognition, it is impracticable to determine revenue by location of the customer contracting.

During the years ended December 31, 2008, 2007, and 2006 there was no customer that individually represented greater than 10% of the Company’s total revenue, and at December 31, 2008 and 2007, no customer represented greater than 10% of the Company’s accounts receivable.

All goodwill and intangible assets for all reported years are located in the United States. Goodwill for all reported years relates to the applications reporting unit.

15.  Severance and Exit Costs

Restructuring

During the second quarter of 2008, the Company initiated a restructuring plan (the “Plan”) to reorganize the Company as a result of the Vurv acquisition.  The Plan was completed in the fourth quarter of 2008 and resulted in the termination of approximately 34 persons throughout the organization and the closure of certain U.S. and international facilities.  During the year ended December 31, 2008 the Company incurred severance and facility closure expense of $1.9 million.  These severance and facility closure costs were recorded as restructuring expenses in the Company’s consolidated financial statements.

At December 31, 2008, the Company had $0.3 million accrued as a current liability on our consolidated balance sheet for restructuring charges. We recognize restructuring costs in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Restructuring charges in fiscal 2008 are recorded in restructuring expense in our consolidated statements of operations. The following table sets forth an analysis of the components of the restructuring charges, payments made against the accrual and other provisions for the twelve months ended December 31, 2008.

	Severance	Facility closure	Total liability
Restructuring expense	(In thousands)
Estimated cost	$1,850	$65	$1,915
Cash payments	(1,579)	(65)	(1,644)
Liability at December 31, 2008	$271	$-	$271

Exit Cost – San Francisco Lease

During July 2006, the Company moved its corporate offices from San Francisco, California to Dublin, California. As a result of this relocation, the Company has recorded a provision for the exit from the San Francisco facility in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” As a part of this provision, the Company has taken into account that on October 19, 2006 it entered into an agreement to sublease its San Francisco facility, consisting of approximately 12,000 square feet. As of December 31, 2008, pursuant to the lease for the Company’s San Francisco facility, cash payments totaling $0.2 million remains to be made through July 2009 and the associated remaining unpaid lease costs, net of sublease rental income of $0.2 million as of December 31, 2008 is approximately $0.1 million. The total estimated cost associated with the exit from the San Francisco facility is $0.4 million.

	Lease payments	Sublease rental income	Net liability
Liability for the Remaining Net Lease Payments for the San Francisco Facility	(In thousands)
Liability at January 1, 2008	$609	$(443)	$166
Cash receipts / (payments)	(382)	273	(109)
Liability at December 31, 2008	$227	$(170)	$57

Costs Associated with the Exit from the San Francisco Facility	Amount
(In thousands)
Establishment of initial net liability for net lease payments at July 2006	$469
Reversal of accrued rent from original lease	(237)
Adjustment for tenant inducements from original lease	(102)
Write-off of fixed assets	205
Commissions and legal costs	79
Total cumulative exit expense	$414

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

Transition of Time and Expense Services Processing

As a result of the Company’s decision in 2007 to discontinue the time and expense processing services related to its Taleo Contingent solution, there were a total of approximately 38 full time positions that could have been terminated as part of this transition, which was completed in August 2008. As of the completion date, 34 positions were terminated and 4 were reassigned to other departments. If an employee was terminated and remained employed through the transition date, the terminated employee was entitled to an exit package. The total liability for exit packages of $0.7 million  have been paid.  Total costs for the years ended  December 31, 2008 and 2007 was $0.1 million and $0.6 million, respectively.  These costs were recorded as an operating expense.

16.  Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for the years ended December 31, 2008 and 2007 is as follows:

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	As restated (1)	As restated (1)

Revenue	$35,830	$37,902	$46,646	$48,041	$168,419
Gross profit	23,816	25,987	29,504	31,539	$110,846
Operating loss	(475)	(691)	(5,858)	(1,392)	$(8,416)
Net income (loss)	561	(45)	(6,216)	(2,501)	$(8,201)
Net income (loss) attributable to Class A common stockholders per share — basic	$0.02	$(0.00)	$(0.21)	$(0.08)	$(0.30)
Net income (loss) attributable to Class A common stockholders per share — diluted	$0.02	$(0.00)	$(0.21)	$(0.08)	$(0.30)
Weighted average Class A common shares outstanding — basic	25,369	25,708	29,388	29,805	27,569
Weighted average Class A common shares outstanding — diluted	28,899	25,708	29,388	29,805	27,569

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	As restated (1)	As restated (1)	As restated (1)	As restated (1)	As restated (1)

Revenue	$28,780	$30,792	$33,379	$35,119	$128,070
Gross profit	19,938	20,782	23,068	23,700	$87,488
Operating income	720	425	1,196	1,624	$3,965
Net income (loss)	885	(1,929)	1,706	3,128	$3,790
Net income (loss) attributable to Class A common stockholders per share — basic	$0.04	$(0.08)	$0.07	$0.12	$0.16
Net income (loss) attributable to Class A common stockholders per share — diluted	$0.03	$(0.08)	$0.06	$0.11	$0.13
Weighted average Class A common shares outstanding — basic	22,804	23,908	24,638	25,084	24,116
Weighted average Class A common shares outstanding — diluted	26,014	23,908	28,771	29,541	28,777

(1)
As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006 and 2007. In addition, the Company intends to file restated consolidated quarterly financial statements for each of the periods ended March 31, 2008 and June 30, 2008 in connection with the filing of its Forms 10-Q for each of the periods ending March 31, 2009 and June 30, 2009, respectively.

The following tables present the effects of adjustments made to our previously reported unaudited consolidated quarterly financial information for the quarters ended June 30, 2008 and 2007; March 31, 2008 and 2007. In addition, it presents financial information for the quarter ended December 31, 2007 and for the six months ended June 30, 2008 and 2007.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of June 30, 2008			As of March 31, 2008			As of December 31, 2007

	As Previously		As	As Previously		As	As Previously		As
	Reported	Adjustments	Restated (1)	Reported	Adjustments	Restated (1)	Reported	Adjustments	Restated (1)

ASSETS
Current assets:
Cash and cash equivalents	$104,735	$-	$104,735	$91,683	$-	$91,683	$86,135	$-	$86,135
Restricted cash	289	-	289	289	-	289	288	-	288
Accounts receivable, net of allowances.	29,558	(87)	29,471	34,415	-	34,415	30,255	-	30,255
Prepaid expenses and other current assets	6,152	(218)	5,934	5,750	(218)	5,532	5,912	(218)	5,694
Investment credits receivable	5,985	-	5,985	5,214	-	5,214	4,734	-	4,734

Total current assets	146,719	(305)	146,414	137,351	(218)	137,133	127,324	(218)	127,106

Property and equipment, net	21,131	-	21,131	21,925	-	21,925	23,178	-	23,178
Restricted cash	628	-	628	838	-	838	838	-	838
Goodwill	9,707	(685)	9,022	9,749	(699)	9,050	9,785	(676)	9,109
Other intangibles, net	1,186	-	1,186	1,295	-	1,295	1,404	-	1,404
Other assets	5,721	812	6,533	2,373	1,039	3,412	2,147	1,039	3,186

Total assets	$185,092	$(178)	$184,914	$173,531	$122	$173,653	$164,676	$145	$164,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,558	$(293)	$24,265	$21,842	$(277)	$21,565	$20,623	$64	$20,687
Deferred revenue - application services and customer deposits	42,498	(4,458)	38,040	39,888	(4,186)	35,702	36,752	(4,518)	32,234
Deferred revenue - consulting services		14,718	14,718		14,175	14,175		13,632	13,632
Capital lease obligations, short-term	18	-	18	25	-	25	38	-	38

Total current liabilities	67,074	9,967	77,041	61,755	9,712	71,467	57,413	9,178	66,591

Long-term deferred revenue - application services and customer deposits	1,254	-	1,254	1,482	(1)	1,481	273		273
Long-term deferred revenue - consulting services		8,285	8,285		7,725	7,725		7,236	7,236
Other liabilities	3,684	140	3,824	3,868	128	3,996	4,535	171	4,706
Capital lease obligations, long-term	11	-	11	14	-	14	16	-	16
Commitments and contingencies
Class B redeemable common stock	-	-	-	-	-	-	-	-	-

Total liabilities	72,023	18,392	90,415	67,119	17,564	84,683	62,237	16,585	78,822

Exchangeable share obligation	226	-	226	224	-	224	331	-	331

Stockholders’ equity:
Class A common stock	-	-	-	-	-	-	-	-	-
Additional paid-in capital	159,765	-	159,765	154,639	-	154,639	151,593	(19)	151,574
Accumulated deficit	(48,712)	(18,490)	(67,202)	(49,786)	(17,370)	(67,156)	(51,387)	(16,330)	(67,717)
Treasury stock, at cost	(66)	-	(66)	(448)	-	(448)	(195)	-	(195)
Accumulated other comprehensive income	1,856	(80)	1,776	1,783	(72)	1,711	2,097	(91)	2,006

Total stockholders’ equity	112,843	(18,570)	94,273	106,188	(17,442)	88,746	102,108	(16,440)	85,668

Total liabilities and stockholders’ equity	$185,092	$(178)	$184,914	$173,531	$122	$173,653	$164,676	$145	$164,821

(1)
As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006 and 2007. In addition, the Company intends to file restated consolidated quarterly financial statements for each of the periods ended March 31, 2008 and June 30, 2008 in connection with the filing of its Forms 10-Q for the quarters ending March 31, 2009 and June 30, 2009, respectively.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended June 30, 2008			Three months ended June 30, 2007
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated (1)	Reported	Adjustments	Restated (1)

Revenue:
Application	$30,875	$(145)	$30,730	$25,596	$(164)	$25,432
Consulting	7,929	(757)	7,172	5,358	2	5,360

Total revenue	38,804	(902)	37,902	30,954	(162)	30,792

Cost of revenue:
Application	6,356	-	6,356	5,340	-	5,340
Consulting	5,559	-	5,559	4,670	-	4,670

Total cost of revenue	11,915	-	11,915	10,010	-	10,010

Gross profit / (loss)	26,889	(902)	25,987	20,944	(162)	20,782

Operating expenses:
Sales and marketing	11,832	-	11,832	8,471	-	8,471
Research and development	7,366	(1)	7,365	5,492	-	5,492
General and administrative	7,196	4	7,200	6,482	(88)	6,394
Restructuring and severance expense	281	-	281	-	-	-

Total operating expenses	26,675	3	26,678	20,445	(88)	20,357

Operating income / (loss)	214	(905)	(691)	499	(74)	425

Other income / (expense):
Interest income	518	-	518	676	-	676
Interest expense	(41)	-	(41)	(10)	-	(10)

Total other income, net	477	-	477	666	-	666

Income / (loss) before provision / (benefit) for income taxes	691	(905)	(214)	1,165	(74)	1,091
(Benefit) / provision for income taxes	(383)	214	(169)	2,918	102	3,020
Net income / (loss)	$1,074	$(1,119)	$(45)	$(1,753)	$(176)	$(1,929)

Net income / (loss) per share attributable to Class A common stockholders — basic	$0.04	$(0.04)	$(0.00)	$(0.07)	$(0.01)	$(0.08)
Net income / (loss) per share attributable to Class A common stockholders — diluted	$0.04	$(0.04)	$(0.00)	$(0.07)	$(0.01)	$(0.08)

Weighted-average Class A common shares — basic	25,708	25,708	25,708	23,908	23,908	23,908

Weighted-average Class A common shares — diluted	29,070	29,070	25,708	23,908	23,908	23,908

(1)
As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006 and 2007. In addition, the Company intends to file restated consolidated quarterly financial statements for the quarters ended March 31, 2008 and June 30, 2008 in connection with the filing of its Forms 10-Q for each of the periods ending March 31, 2009 and June 30, 2009, respectively.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended March 31, 2008			Three months ended March 31, 2007
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated (1)	Reported	Adjustments	Restated (1)

Revenue:
Application	$30,201	$(38)	$30,163	$23,655	$96	$23,751
Consulting	7,038	(1,371)	5,667	5,062	(33)	5,029

Total revenue	37,239	(1,409)	35,830	28,717	63	28,780

Cost of revenue:
Application	6,290	-	6,290	5,100	(26)	5,074
Consulting	5,724	-	5,724	3,789	(21)	3,768

Total cost of revenue	12,014	-	12,014	8,889	(47)	8,842

Gross profit / (loss)	25,225	(1,409)	23,816	19,828	110	19,938

Operating expenses:
Sales and marketing	10,670	-	10,670	8,517	(45)	8,472
Research and development	7,033	-	7,033	5,403	(13)	5,390
General and administrative	6,567	21	6,588	5,394	(38)	5,356

Total operating expenses	24,270	21	24,291	19,314	(96)	19,218

Operating income / (loss)	955	(1,430)	(475)	514	206	720

Other income / (expense):
Interest income	778	-	778	673	-	673
Interest expense	(45)	-	(45)	(19)	-	(19)

Total other income, net	733	-	733	654	-	654

Income / (loss) before provision for income taxes	1,688	(1,430)	258	1,168	206	1,374
Provision / (benefit) from income taxes	87	(390)	(303)	260	229	489
Net income	$1,601	$(1,040)	$561	$908	$(23)	$885

Net income per share attributable to Class A common stockholders — basic	$0.06	$(0.04)	$0.02	$0.04	$(0.00)	$0.04
Net income per share attributable to Class A common stockholders — diluted	$0.06	$(0.04)	$0.02	$0.03	$(0.00)	$0.03

Weighted-average Class A common shares — basic	25,369	25,369	25,369	22,804	22,804	22,804

Weighted-average Class A common shares — diluted	28,899	28,899	28,899	26,014	26,014	26,014

(1)
As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006 and 2007. In addition, the Company intends to file restated consolidated quarterly financial statements for the quarters ended March 31, 2008 and June 30, 2008 in connection with the filing of its Forms 10-Q for each of the periods ending March 31, 2009 and June 30, 2009, respectively.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended December 31, 2007
	As Previously		As
	Reported	Adjustments	Restated (1)

Revenue:
Application	$28,412	$74	$28,486
Consulting	6,114	519	6,633

Total revenue	34,526	593	35,119

Cost of revenue:
Application	6,651	-	6,651
Consulting	4,767	1	4,768

Total cost of revenue	11,418	1	11,419

Gross profit	23,108	592	23,700

Operating expenses:
Sales and marketing	9,979	-	9,979
Research and development	6,466	-	6,466
General and administrative	5,591	40	5,631

Total operating expenses	22,036	40	22,076

Operating income	1,072	552	1,624

Other income / (expense):
Interest income	939	-	939
Interest expense	(66)	-	(66)

Total other income, net	873	-	873

Income before benefit from income taxes	1,945	552	2,497
Benefit from income taxes	(550)	(81)	(631)
Net income	$2,495	$633	$3,128

Net income per share attributable to Class A common stockholders — basic	$0.10	$0.03	$0.12
Net income per share attributable to Class A common stockholders — diluted	$0.08	$0.02	$0.11

Weighted-average Class A common shares — basic	25,084	25,084	25,084

Weighted-average Class A common shares — diluted	29,541	29,541	29,541

(1)
As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006 and 2007. In addition, the Company intends to file restated consolidated quarterly financial statements for the quarters ended March 31, 2008 and June 30, 2008 in connection with the filing of its Forms 10-Q for each of the periods ending March 31, 2009 and June 30, 2009, respectively.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six months ended June 30, 2008			Six months ended June 30, 2007
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated (1)	Reported	Adjustments	Restated (1)

Revenue:
Application	$61,076	$(183)	$60,893	$49,251	$(68)	$49,183
Consulting	14,967	(2,128)	12,839	10,420	(31)	10,389

Total revenue	76,043	(2,311)	73,732	59,671	(99)	59,572

Cost of revenue:
Application	12,646	-	12,646	10,440	(26)	10,414
Consulting	11,283	-	11,283	8,459	(21)	8,438

Total cost of revenue	23,929	-	23,929	18,899	(47)	18,852

Gross profit / (loss)	52,114	(2,311)	49,803	40,772	(52)	40,720

Operating expenses:
Sales and marketing	22,502	-	22,502	16,988	(45)	16,943
Research and development	14,399	(1)	14,398	10,895	(13)	10,882
General and administrative	13,763	25	13,788	11,876	(126)	11,750
Restructuring and severance expense	281	-	281	-	-	-

Total operating expenses	50,945	24	50,969	39,759	(184)	39,575

Operating income / (loss)	1,169	(2,335)	(1,166)	1,013	132	1,145

Other income / (expense):
Interest income	1,296	-	1,296	1,349	-	1,349
Interest expense	(86)	-	(86)	(29)	-	(29)

Total other income, net	1,210	-	1,210	1,320	-	1,320

Income / (loss) before provision / (benefit) for income taxes	2,379	(2,335)	44	2,333	132	2,465
(Benefit) / provision for income taxes	(296)	(176)	(472)	3,178	331	3,509
Net income / (loss)	$2,675	$(2,159)	$516	$(845)	$(199)	$(1,044)

Net income / (loss) per share attributable to Class A common stockholders — basic	$0.10	$(0.08)	$0.02	$(0.04)	$-	$(0.04)
Net income / (loss) per share attributable to Class A common stockholders — diluted	$0.09	$(0.07)	$0.02	$(0.04)	$-	$(0.04)

Weighted-average Class A common shares — basic	25,538	25,538	25,538	23,359	23,359	23,359

Weighted-average Class A common shares — diluted	28,994	28,994	28,994	23,359	23,359	23,359

(1)
As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006 and 2007. In addition, the Company intends to file restated consolidated quarterly financial statements for the quarters ended March 31, 2008 and June 30, 2008 in connection with the filing of its Forms 10-Q for each of the periods ending March 31, 2009 and June 30, 2009, respectively.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)

	Three months ended March 31, 2008			Three months ended March 31, 2007
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated (1)	Reported	Adjustments	Restated (1)

Cash flows from operating activities:
Net income	$1,601	$(1,040)	$561	$908	$(23)	$885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,364	-	2,364	1,268	-	1,268
Amortization of tenant inducements	(38)	-	(38)	(55)	-	(55)
Stock-based compensation expense	2,476	20	2,496	1,385	(25)	1,360
Director fees settled with stock	59	-	59	40	-	40
Bad debt expense (reversal)	(86)	-	(86)	95	-	95
Interest earned on restricted cash	-	-	-	1	-	1
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(4,163)	-	(4,163)	(8,422)	610	(7,812)
Prepaid expenses and other assets	(112)	(71)	(183)	(596)	(122)	(718)
Investment credits receivable	(682)	-	(682)	1,775	-	1,775
Accounts payable and accrued liabilities	1,129	(65)	1,064	6,990	399	7,389
Deferred revenue and customer deposits	4,479	1,403	5,882	10,513	(722)	9,791

Net cash by provided by operating activities	7,027	247	7,274	13,902	117	14,019

Cash flows from investing activities:
Purchases of property and equipment	(1,902)	-	(1,902)	(746)	-	(746)
Change in restricted cash	-	-	-	2,507	-	2,507
Acquisition of business, net of cash acquired	-	-	-	(3,072)	-	(3,072)

Net cash used in investing activities	(1,902)	-	(1,902)	(1,311)	-	(1,311)

Cash flows from financing activities:
Principal payments on capital lease obligations	(14)	-	(14)	(142)	-	(142)
Treasury stock acquired to settle employee withholding liability	-	(253)	(253)	-	(167)	(167)
Proceeds from stock options, ESPP Shares and warrants exercised	414	-	414	2,542	-	2,542

Net cash provided by financing activities	400	(253)	147	2,400	(167)	2,233

Effect of exchange rate changes on cash and cash equivalents	23	6	29	157	1	158

Increase in cash and cash equivalents	5,548	-	5,548	15,148	(49)	15,099
Cash and cash equivalents:
Beginning of period	86,135	-	86,135	58,785	-	58,785

End of period	$91,683	$-	$91,683	$73,933	$(49)	$73,884

Supplemental cash flow disclosures:
Cash paid for interest	$1	$-	$1	$4	$-	$4

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and acrrued liabilites	$2,811	$-	$2,811	$229	$-	$229
Class B common stock exchanged for Class A common stock	$96	$-	$96	$219	$-	$219
Treasury stock required to settle employee withholding liability	$253	$(253)	$-	$166	$(166)	$-

(1)
As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006 and 2007. In addition, the Company intends to file restated consolidated quarterly financial statements for the quarters ended March 31, 2008 and June 30, 2008 in connection with the filing of its Forms 10-Q for each of the periods ending March 31, 2009 and June 30, 2009, respectively.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)

	Six months ended June 30, 2008			Six months ended June 30, 2007
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated (1)	Reported	Adjustments	Restated (1)

Cash flows from operating activities:
Net income / (loss)	$2,675	$(2,159)	$516	$(845)	$(199)	$(1,044)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	4,726	-	4,726	2,827	-	2,827
Amortization of tenant inducements	(76)	-	(76)	(93)	-	(93)
Stock-based compensation expense	5,232	19	5,251	2,965	(114)	2,851
Director fees settled with stock	119	-	119	112	-	112
Bad debt expense	100	-	100	310	-	310
Interest earned on restricted cash	-	-	-	1	-	1
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	544	87	631	(5,986)	(46)	(6,032)
Prepaid expenses and other assets	(3,824)	176	(3,648)	(1,272)	(122)	(1,394)
Investment credits receivable	(1,393)	-	(1,393)	1,115	-	1,115
Accounts payable and accrued liabilities	4,355	(478)	3,877	(218)	179	(39)
Deferred revenue and customer deposits	6,818	2,221	9,039	10,747	140	10,887

Net cash by provided by operating activities	19,276	(134)	19,142	9,663	(162)	9,501

Cash flows from investing activities:
Purchases of property and equipment	(3,625)	-	(3,625)	(4,082)	-	(4,082)
Change in restricted cash	210	-	210	2,704	-	2,704
Acquisition of business, net of cash acquired	-	-	-	(3,071)	-	(3,071)

Net cash used in investing activities	(3,415)	-	(3,415)	(4,449)	-	(4,449)

Cash flows from financing activities:
Principal payments on capital lease obligations	(24)	-	(24)	(308)	-	(308)
Treasury stock acquired to settle employee withholding liability	-	(572)	(572)	-	(292)	(292)
Proceeds from stock options, ESPP Shares and warrants exercised	2,725	701	3,426	5,083	450	5,533

Net cash provided by financing activities	2,701	129	2,830	4,775	158	4,933

Effect of exchange rate changes on cash and cash equivalents	38	5	43	246	4	250

Increase in cash and cash equivalents	18,600	-	18,600	10,235	-	10,235
Cash and cash equivalents:
Beginning of period	86,135	-	86,135	58,785	-	58,785

End of period	$104,735	$-	$104,735	$69,020	$-	$69,020

Supplemental cash flow disclosures:
Cash paid for interest	$1	$-	$1	$4	$-	$4
Cash paid for income taxes	$-	$-	$-	$124	$-	$124

Supplemental disclosure of non-cash financing and investing activities
Property and equipment included in accounts payable and accrued liabities	$2,487	$-	$2,487	$3,686	$-	$3,686
Class B common stock exchanged for Class A common Stock	$96	$-	$96	$393	$-	$393
Treasury stock issued to employees under ESPP	$701	$(701)	$-	$450	$(450)	$-
Treasury stock acquired to settle employee withholding liability	$573	$(573)	$-	$292	$(292)	$-

(1)
As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006 and 2007. In addition, the Company intends to file restated consolidated quarterly financial statements for the quarters ended March 31, 2008 and June 30, 2008 in connection with the filing of its Forms 10-Q for each of the periods ending March 31, 2009 and June 30, 2009, respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIALDISCLOSURE

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

Attestation report of the registered public accounting firm.

See “Report of Independent Registered Public Accounting Firm” on pages 55.

Management’s annual report on internal control over financial reporting

See “Management’s Report on Internal Control Over Financial Reporting” on page 56.

Changes in internal control over financial reporting

Remediation of Material Weakness

In November 2008, we announced that our independent registered public accounting firm, Deloitte & Touche LLP, had requested that we re-evaluate whether our historical and then current practices with respect to the timing for recognition of application and consulting revenues were appropriate under generally accepted accounting principles in the United States (“GAAP”). As a result, under the direction of the Audit Committee, we commenced a process to review the issues raised by our auditors to determine if an alternative accounting treatment should be adopted.  On February 23, 2009 and March 23, 2009, respectively, we announced that certain previously issued financial statements would be restated to correct items relating to the timing of revenue recognition. See the Explanatory Note Regarding Restatement immediately preceding Part I, Item 1 and Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8.

In connection with such review, we identified certain control deficiencies relating to the application of applicable accounting literature related to revenue recognition. These deficiencies constituted a material weakness in internal control over financial reporting as of September 30, 2008 which led to items requiring corrections in our historical financial statements and our conclusion to restate such financial statements to correct those items.  Specifically, the control deficiencies related to our failure to correctly interpret Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Element Deliverables (“EITF 00-21”), in determining the proper accounting treatment when application and consulting services are sold together. These deficiencies constituted a material weakness in internal control over financial reporting as of September 30, 2008.

During the fourth quarter of 2008, we took the following steps to remediate the material weakness described above:

•
We engaged an external advisor knowledgeable in revenue recognition, to, assist us in the interpretation of the nuances of EITF 00-21, and how EITF 00-21 applies to our Software-as-a-Service business model;

•
We enhanced our order to cash and revenue processes to include, on a continual basis, the following analyses to be performed in light of the insights gained from our re-interpretation of EITF 00-21: (i) A review of the terms of  service contracts associated with our Taleo Enterprise Edition products, and (ii) A review of the consistency of our pricing of service contracts to consider whether fair value of contract elements exist; and

•	We revised our policies to determine when elements should be considered combined in a single arrangement or sold separately.

Other than described above, there was no change in our internal control over financial reporting during the fourth quarter of 2008 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On April 27, 2009, Howard Gwin informed our Board of Directors that he will retire from the Board at the end of his current term at our 2009 annual meeting of stockholders, anticipated to be held on May 28, 2009.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information concerning our executive officers as of February 28, 2009:

Name	Age	Position
Michael Gregoire	43	President, Chief Executive Officer and Director
Neil Hudspith	51	Executive Vice President, Worldwide Field Operations
Guy Gauvin	41	Executive Vice President, Global Services
Katy Murray	40	Executive Vice President and Chief Financial Officer

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

Neil Hudspith  has served as our executive vice president, world wide field operations, since May 2008. Mr. Hudspith served as our senior vice president of International operations from June 2006 to April 2008. Mr. Hudspith served as our group vice president, EMEA from August 2005 to June 2006. Prior to joining us, Mr. Hudspith served as vice president and general manager for Candle Corporation, an enterprise systems management company, from June 2002 until January 2005.  Prior to Candle, Mr. Hudspith spent 12 years at IBM/Lotus where he served in a variety of positions, including vice president, Asia Pacific. Prior to serving as vice president, Asia Pacific Mr. Hudspith served as vice president northern Europe general manager, emerging markets developing business in the Middle East, Africa,  India, Eastern Europe  and Russia.

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

Katy Murray has served as our executive vice president and chief financial officer since September 2006. Prior to joining us, Ms. Murray served as chief financial officer of EXL Services, Inc., a provider of value-added offshore business process outsourcing solutions, from June 2005 to August 2006. Prior to EXL, Ms. Murray served as executive vice president and chief financial officer at i2 Technologies, a multinational supply chain management software company from January 2004 to May 2005. Prior to serving as executive vice president and chief financial officer at i2 Technologies, Ms. Murray held various leadership positions within the finance and accounting organization at i2 Technologies, from February 1998 to December 2003. Prior to i2 Technologies, Ms. Murray worked for more than four years at Paymentech, a US based processor of internet transactions as a Director of Accounting. Ms. Murray holds a bachelor and master’s degree in accounting from Louisiana State University and is a Certified Public Accountant.

The information regarding our directors required by this item is included under the caption “Election of Directors” in our Proxy Statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee and audit committee required by this item is included under the caption “Corporate Governance” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is included under the caption “Executive Compensation” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Executive Compensation — Equity Compensation Plan Information” in the 2009 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Party Transactions” in the 2009 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Principal Accounting Fees and Services” in the 2009 Proxy Statement and is incorporated herein by reference.

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

Signature	Title	Date

/s/Michael Gregoire	Chairman of the Board and Chief Executive Officer	April 30, 2009
Michael Gregoire	(Principal Executive Officer)

/s/ Katy Murray	Chief Financial Officer	April 30, 2009
Katy Murray	(Principal Accounting and Financial Officer)

/s/ Eric Herr	Lead Independent Director	April 30, 2009
Eric Herr	of the Board of Directors

/s/ Gary Bloom	Director	April 30, 2009
Gary Bloom

/s/ Patrick Gross	Director	April 30, 2009
Patrick Gross

/s/ Howard Gwin	Director	April 30, 2009
Howard Gwin

/s/ Greg Santora	Director	April 30, 2009
Greg Santora

/s/ Jeffrey Schwartz	Director	April 30, 2009
Jeffrey Schwartz

/s/ Jeffrey Stiefler	Director	April 30, 2009
Jeffrey Stiefler

/s/ Michael Tierney	Director	April 30, 2009
Michael Tierney

EXHIBIT INDEX

Exhibit Number	Description
2.1
Asset Purchase Agreement dated as of March 2, 2007, by and among the Taleo Coporation, JobFlash, Inc., and, with respect to Article X, Article XI and Article XII thereof only, U.S. Bank National Association as Escrow Agent (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on March 8, 2007)

2.2
Agreement and Plan of Reorganization dated as of May 5, 2008, by and among Taleo Corporation, Dolphin Acquisition Corporation, Porpoise Acquisition LLC, Vurv Technology, Inc., and with respect to Articles VII, VIII and IX only Derek Mercer as Stockholder Representative and U.S Bank National Association as Escrow Agent(incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on May 7, 2008)

3.1
Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

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

10.1*
1999 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.2*	ViaSite Inc. Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.3
2003 Series D Preferred Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.4*
2004 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)

10.5*	Form of Taleo Corporation 2004 Stock Plan Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 6, 2006)

10.6*	Form of Taleo Corporation 2004 Stock Plan Performance Share Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 6, 2006)

10.7*	2004 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)

10.8*
2005 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

10.9
Vurv Technology, Inc. Stock Option Plan, as amended and restated as of March 23, 2006 (incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8, Commission File No. 333-152720, filed on August 1, 2008)

10.10	Form of Vurv Stock Plan Agreement (incorporated herein by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8, Commission File No. 333-152720, filed on August 1, 2008)

10.11*
Employment Agreement, dated March 14, 2005, between Taleo Corporation and Michael Gregoire (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10-12G, Commission File No. 000-51299, filed on May 2, 2005)

10.12*
Employment Agreement between Taleo Corporation and Katy Murray dated August 4, 2006 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 10, 2006)

10.13*
Employment Agreement, dated March 8, 2006, between Taleo (Canada) Inc. and Guy Gauvin (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, filed on April 17, 2006)

10.14*	Employment Agreement between Taleo Corporation and Neil Hudspith dated May, 1 2008, as amended

10.15*
Employment Agreement, dated March 8, 2006, between Taleo Corporation and Jeffrey Carr (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, filed on April 17, 2006)

10.16*	Separation Agreement by and between Jeffrey Carr and Taleo Corporation, dated May 8, 2008

10.17*	Waiver of Rights and Release of Claims Agreement by and between Taleo Corporation and Jeffrey Carr, dated as of December 30, 2008

10.18*	Promissory Note issued by Jeffery Carr to Taleo Corporation, dated December 29, 2008

10.19*	Summary of the 2008 Executive Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 7, 2008)

10.20*	Summary of the 2009 Executive Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, filed on January 20, 2009)

10.21*
Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.22
Agreement, dated September 1, 2002, between the Registrant and Internap Network Services Corporation (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)

10.23
Master Services Agreement dated April 14, 2006, by and between the Registrant and Equinix Operating Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 20, 2006)

10.24
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

10.26
Lease for 330 St. Vallier East, Suite 400, Quebec, QC, Canada (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on May 13, 2004)

10.27	Lease for 4140 Dublin Blvd., Suite 400, Dublin, California (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006)

10.28
Master Services Agreement, dated as of June 27, 2008, by and between Taleo (Europe) B.V. and Equinox Netherlands B.V (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q, filed on August 11, 2008)

10.29‡
Oracle License and Service Agreement, dated May 30, 2007, by and between Taleo Corporation and Oracle USA, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2007)

10.30‡
Payment Schedule Agreement, dated May 30, 2007, by and between Taleo Corporation and Oracle Credit Corporation, (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007)

10.31*	Amendment to Employment Agreement between Taleo Corporation and Michael Gregoire, dated December 26, 2008

10.32*	Amendment to Employment Agreement between Taleo Corporation and Katy Murray, dated December 26, 2008

10.33*	Amendment to Employment Agreement between Taleo Corporation and Guy Gauvin, dated December 24, 2008

10.34*	Amendment to Employment Agreement between Taleo Corporation and Nei Hudspith, dated December 30, 2008

21.1	List of Subsidiaries as of April 30, 2009

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see the signature page of this Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

*	Indicates management compensatory plan, contract or arrangement.

‡	Confidential treatment has been granted for portions of this exhibit.