Form 10-Q
period 2009-03-31
TALEO CORP
filed 2009-05-11
CIK 1134203

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On May 5, 2009, the registrant had 31,236,907 shares of Class A common stock outstanding.

TALEO CORPORATION

Index

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	March	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$60,325	$49,462
Restricted cash	521	521
Accounts receivables, net of allowances of $1,096 and $884, respectively	44,643	49,167
Prepaid expenses and other current assets	11,177	10,977
Investment credits receivable	4,868	6,087

Total current assets	121,534	116,214

Property and equipment, net	24,320	25,250
Restricted cash	515	515
Goodwill	91,563	91,626
Other intangibles, net	41,230	44,802
Other assets	4,736	4,782

Total assets	$283,898	$283,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,291	$24,877
Deferred revenue - application services and customer deposits	55,628	54,421
Deferred revenue - consulting services	16,034	16,221
Capital lease obligations, short-term	942	1,101

Total current liabilities	96,895	96,620

Long-term deferred revenue - application services and customer deposits	822	777
Long-term deferred revenue - consulting services	10,288	9,594
Other liabilities	3,136	3,258
Capital lease obligations, long-term	353	519
Commitments and contingencies (Note 11)

Total liabilities	111,494	110,768

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 31,151,102 and 31,120,614 shares outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	250,371	247,764
Accumulated deficit	(78,102)	(75,918)
Treasury stock, at cost, 14,674 shares outstanding at March 31, 2009 and no shares at December 31, 2008, respectively	(118)	—
Accumulated other comprehensive income	253	575

Total stockholders’ equity	172,404	172,421

Total liabilities and stockholders’ equity	$283,898	$283,189

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
		(As restated) (1)
Revenue:
Application	$41,204	$30,163
Consulting	6,879	5,666

Total revenue	48,083	35,829

Cost of revenue:
Application	9,689	6,290
Consulting	6,270	5,724

Total cost of revenue	15,959	12,014

Gross profit	32,124	23,815

Operating expenses:
Sales and marketing	15,854	10,670
Research and development	8,552	7,033
General and administrative	9,765	6,587

Total operating expenses	34,171	24,290

Operating loss	(2,047)	(475)

Other income / (expense):
Interest income	141	778
Interest expense	(41)	(45)

Total other income, net	100	733

Income / (loss) before provision / (benefit) for income taxes	(1,947)	258
Provision / (benefit) for income taxes	237	(303)
Net income / (loss)	$(2,184)	$561

Net income / (loss) per share attributable to Class A common stockholders — basic	$(0.07)	$0.02
Net income / (loss) per share attributable to Class A common stockholders — diluted	$(0.07)	$0.02

Weighted-average Class A common shares — basic	30,262	25,369

Weighted-average Class A common shares — diluted	30,262	28,899

(1) See Note 2 "Restatement of Condensed Consolidated Financial Statements" of Notes to Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2009	2008
		(As Restated) (1)
Cash flows from operating activities:
Net income / (loss)	$(2,184)	$561
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	6,662	2,364
Amortization of tenant inducements	(38)	(38)
Stock-based compensation expense	2,368	2,496
Director fees settled with stock	64	59
Bad debt expense	400	(86)
Changes in assets and liabilities:
Accounts receivable	4,112	(4,163)
Prepaid expenses and other assets	(279)	(183)
Investment credit receivable	1,095	(682)
Accounts payable and accrued liabilities	(651)	1,064
Deferred revenue and customer deposits	1,848	5,882
Net cash provided by operating activities	13,397	7,274
Cash flows from investing activities:
Purchases of property and equipment	(2,162)	(1,902)
Net cash used in investing activities	(2,162)	(1,902)
Cash flows from financing activities:
Principal payments on capital lease obligations	(325)	(14)
Treasury stock acquired to settle employee withholding liability	(118)	(253)
Proceeds from stock options exercised and ESPP shares	176	414
Net cash provided by / (used in) financing activities	(267)	147
Effect of exchange rate changes on cash and cash equivalents	(105)	29
Increase in cash and cash equivalents	10,863	5,548
Cash and cash equivalents:
Beginning of period	49,462	86,135
End of period	$60,325	$91,683
Supplemental cash flow disclosures:
Cash paid for interest	$23	$1
Cash paid for income taxes	$201	$-
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$1,633	$2,811
Class B common stock exchanged for Class A common stock	$-	$96

(1) See Note 2 "Restatement of Condensed Consolidated Financial Statements" of Accompanying Notes to Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

TALEO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business —Taleo Corporation and its subsidiaries (“the Company”) provide on-demand talent management solutions that enable organizations of all sizes to assess, acquire, develop, and align their workforces for improved business performance. The Company’s software applications are offered to customers primarily on a subscription basis.

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed on Form 10-K for the year ended December 31, 2008.  In the opinion of management, all adjustments necessary for a fair presentation have been made and include only normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

2. Restatement of Condensed Consolidated Financial Statements

As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008, subsequent to the issuance of the Company’s 2007 consolidated financial statements, the Company, under the direction of its Audit Committee, re-evaluated its historical and then-current practices with respect to the timing for recognition of application and consulting revenues in accordance with accounting principles generally accepted in the United States and determined that recognition of consulting revenue as a separate unit of accounting in a multi-element arrangement was not appropriate in certain of its customer arrangements in which application services and consulting services were sold in the same arrangement.  The Company has restated its unaudited condensed consolidated statement of operations and cash flows for the three months ended March 31, 2008 from the amounts previously reported to correct for these and other items described below. The after tax effect previously reported net income of all adjustments for the three months ended March 31, 2008 was a decrease in net income of $1.0 million.

Findings from the Company’s review of revenue recognition practices

Consulting Revenue — In the course of its review of revenue recognition practices, the Company determined that recognition of consulting revenue as a separate unit of accounting in a multi-element arrangement, pursuant to Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), was not appropriate in certain of its customer arrangements in which application services and consulting services were sold in the same arrangement.  The Company determined that consulting revenue should have been recognized ratably over the term of the application services agreement (typically three years) versus the Company’s historical practice of recognizing such revenue on the basis of proportional performance.  The effect of correcting this matter was to reduce previously reported revenue for the three months ended March 31, 2008 by $0.8 million.

In the three months ended March 31, 2008, the Company had identified certain consulting revenue contracts for which the revenue should have been recorded in prior periods.  These adjustments were previously recorded in the aggregate in three months ended March 31, 2008 however, in connection with the Company's restatement of previous financial statements covering the period ended March 31, 2008, these adjustments were recorded in the correct prior period.  The effect of correcting these items was to reduce previously reported revenue for the three months ended March 31, 2008 by $0.6 million.

Set-up Fees — Also in connection with the Company’s review, the Company determined that it should recognize revenue from set-up fees, an element of the Company’s application revenue, over the expected customer life of the arrangement versus the Company’s historical practice of recognizing such revenue over the term of the application services agreement.  The effect of correcting this matter was to reduce previously reported revenue for the three months ended March 31, 2008 by $38,000.

Index
Each of the items described above affects the timing of revenue but not the total amount of revenue ultimately to be recorded by the Company.

Other Adjustments

In addition to the revenue items described above, the Company has also corrected another item that had been previously identified but not recorded because it was not material, individually or in the aggregate, to the Company’s condensed consolidated financial statements. The correction was an adjustment to stock-based compensation expense. The effect to previously reported pre-tax net income of this other adjustment for the three months ended March 31, 2008 was to decrease pre tax net income by $20,000.

Adjustments were made to income tax expense resulting in a tax benefit of $0.4 million for three months ended March 31, 2008.

In addition, in the restated condensed consolidated statement of cash flows for the three months ended March 31, 2008, the Company has made reclassifications to correct presentation of certain activity related to stock-based employee incentive programs and has corrected for certain other minor items.

Each of the items described above generally affects the timing of revenue and expense. As such, they do not change the cumulative revenues, expenses, operating income, liquidity or cash flow of the Company.

Index

The Company’s condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q have been restated to reflect the impact resulting from the restatement adjustments described above, as follows (in thousands):

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited; in thousands, except per share data)

	Three months ended March 31, 2008
	As Previously		As
	Reported	Adjustments	Restated

Revenue:
Application	$30,201	$(38)	$30,163
Consulting	7,038	(1,372)	5,666

Total revenue	37,239	(1,410)	35,829

Cost of revenue:
Application	6,290	-	6,290
Consulting	5,724	-	5,724

Total cost of revenue	12,014	-	12,014

Gross profit	25,225	(1,410)	23,815

Operating expenses:
Sales and marketing	10,670	-	10,670
Research and development	7,033	-	7,033
General and administrative	6,567	20	6,587

Total operating expenses	24,270	20	24,290

Operating income	955	(1,430)	(475)

Other income / (expense):
Interest income	778	-	778
Interest expense	(45)	-	(45)

Total other income, net	733	-	733

Income before provision for income taxes	1,688	(1,430)	258
Provision / (benefit) from income taxes	87	(390)	(303)
Net income	$1,601	$(1,040)	$561

Net income per share attributable to Class A common stockholders — basic	$0.06	$(0.04)	$0.02
Net income per share attributable to Class A common stockholders — diluted	$0.06	$(0.04)	$0.02

Weighted-average Class A common shares — basic	25,369	25,369	25,369

Weighted-average Class A common shares — diluted	28,899	28,899	28,899

Index

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited; in thousands)
	Three months ended March 31, 2008
	As Previously		As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net income	$1,601	$(1,040)	$561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,364	-	2,364
Amortization of tenant inducements	(38)	-	(38)
Stock-based compensation expense	2,476	20	2,496
Director fees settled with stock	59	-	59
Bad debt reversal	(86)	-	(86)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(4,163)	-	(4,163)
Prepaid expenses and other assets	(112)	(71)	(183)
Investment credit receivable	(682)	-	(682)
Accounts payable and accrued liabilities	1,129	(65)	1,064
Deferred revenue and customer deposits	4,479	1,403	5,882

Net cash by provided by operating activities	7,027	247	7,274

Cash flows from investing activities:
Purchases of property and equipment	(1,902)	-	(1,902)

Net cash used in investing activities	(1,902)	-	(1,902)

Cash flows from financing activities:
Principal payments on capital lease obligations	(14)	-	(14)
Treasury stock acquired to settle employee withholding liability	-	(253)	(253)
Proceeds from stock options, ESPP Shares and warrants exercised	414	-	414

Net cash provided by financing activities	400	(253)	147

Effect of exchange rate changes on cash and cash equivalents	23	6	29

Increase in cash and cash equivalents	5,548	-	5,548
Cash and cash equivalents:
Beginning of period	86,135	-	86,135

End of period	$91,683	$-	$91,683

Supplemental cash flow disclosures:
Cash paid for interest	$1	$-	$1
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$2,811	$-	$2,811
Class B common stock exchanged for Class A common stock	$96	$-	$96
Treasury stock required to settle employee withholding liability	$253	$(253)	$-

Index

3. Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The Company believes SFAS 141R may have a material impact on the Company’s future consolidated financial statements depending on the size and nature of any future business combinations that the Company may enter into.  During the three months ended March 31, 2009, the adoption of SFAS 141R did not have an impact on the Company’s consolidated statement of operations or its financial condition.

In April 2009, the FASB issued Staff Position (“FSP”) No. 141R-1, Accounting for Assets and Liabilities Assumed in a Business Combination That Arise From Contingencies, (“FSP SFAS 141R-1”). FSP FAS 141R-1 amends and clarifies SFAS 141R to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although the Company did not enter into any business combinations during the first quarter of 2009, the Company believes FSP SFAS 141R-1 may have a material impact on the Company’s future consolidated financial statements depending on the size and nature of any future business combinations that the Company may enter into.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (“SFAS 157”) with respect to its financial assets and liabilities. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities effective January 1, 2009. However, adoption of SFAS 157 for non-financial assets and non-financial liabilities did not have an impact on the Company’s consolidated results of operations or financial condition.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements.

FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures About Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The three FSPs are effective for periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009, however the Company will adopt the FSPs during the second quarter of 2009. The Company is still evaluating the impact, if any, the FSPs will have on its consolidated results of operations or financial condition.

4. Stock-Based Compensation

 The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase programs.

Under the provisions of SFAS 123(R) Share-Based Payment, the Company recognizes the fair value of stock-based compensation in its condensed consolidated financial statements over the requisite service period of the individual grants, which generally is a four year vesting period.  The Company recognizes compensation expense for the stock options, restricted stock awards, performance share awards and Employee Stock Purchase Plan (“ESPP”) purchases granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period. There was no stock-based compensation expense capitalized during the three months ended March 31, 2009. Shares issued as a result of stock option exercises, ESPP purchases, performance shares and restricted stock awards are issued out of common stock reserved for future issuance under our stock plans.   The Company recorded compensation expense of $2.4 million and $2.5 million in the following expense categories for the three months ended March 31, 2009 and 2008 respectively:
	Three Months
	Ended
	March 31,
	2009	2008
	(In thousands)
		As restated
Cost of revenue	$345	$308
Sales and marketing	458	635
Research and development	279	299
General and administrative	1,286	1,254
Total	$2,368	$2,496

Stock Options

     The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model. The Company estimates the expected volatility of its common stock at the date of grant based on a combination of our historical volatility and the volatility of comparable companies, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company estimates expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the three month periods ended March 31, 2009 and 2008. The Company elected to use the simplified method due to a lack of term data as the Company had recently gone public in October 2005 and its options meet the criteria of the “plain-vanilla” option as defined by SAB 107. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our employee options. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, it amortizes the fair value on a straight-line basis over the requisite service period of the options that is generally 4 years.

     Annualized estimated forfeiture rates based on the Company’s historical turnover rates have been used in calculating the cost of stock options. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated. No tax benefits have been attributed to the stock-based compensation expense as a valuation allowance was maintained for all U.S. net deferred tax assets, in exception to the alternative minimum tax credit deferred tax asset.

Class A Common Stock Option Plans

     At March 31, 2009, 1,434,536 shares were available for future grants under four of the Company’s option plans, excluding the White Amber and Vurv stock option plans described below.

     The following table presents a summary of the Class A Common Stock option activity for the three months ended March 31, 2009 and related information:
	Number of Options	Weighted - Average Exercise Price
Outstanding — January 1, 2009	3,034,168	$14.70
Granted	63,000	$8.31
Exercised	(6,014)	$3.19
Forfeited	(86,471)	$16.83
Outstanding — March 31, 2009	3,004,683	$14.53

     The weighted average grant date fair value of options granted during the three months ended March 31, 2009 was $5.24 per option.

     The total intrinsic value of options exercised during the three months ended March 31, 2009 was $37,000. As of March 31, 2009, the Company had 2,793,887 options vested or expected to vest over four years with an aggregate intrinsic value of $1.8 million and a weighted average exercise price of $14.40.

Index

     The aggregate intrinsic value for options outstanding and exercisable at March 31, 2009 was $1.5 million with a weighted-average remaining contractual life of 6.35 years.

     For Class A common stock options, the Company recorded $1.6 million and $1.9 million of compensation expense for the three months ended March 31, 2009 and March 31, 2008, respectively. Unamortized compensation cost was $8.6 million as of March 31, 2009. This cost is expected to be recognized over a weighted-average period of 2.31 years.

On April 17, 2009, exercisable options totaling 31,260 related to terminated employees of the Company were modified to extend their expiration date to 30 days after the filing of the Company’s Form 10-Q for the period ended September 30, 2008.  Under FAS 123(R), this is a modification that will result in an incremental expense.

Vurv Stock Option Plan

In connection with the July 1, 2008 acquisition of Vurv, Taleo assumed outstanding options under the Vurv Stock Option Plan, which were converted into options to purchase 433,820 shares of Taleo Class A common at conversion rate of 0.12806 to 1.0.  Generally, converted Vurv stock options vest annually.  Former Vurv employees with stock options were given service credit towards the vesting of their Taleo stock options.  Vested shares assumed totaled 281,215 while unvested shares assumed totaled 135,675 and cancelled shares assumed totaled 16,930.  Taleo will not grant any stock options under the Vurv Stock Option Plan in the future.

The following table presents a summary of the Vurv Stock Option Plan activity for the three months ended March 31, 2009 and related information:
	Number of Taleo Options	Weighted - Average Exercise Price
Outstanding — January 1, 2009	245,094	$23.11
Exercised	(25,932)	$5.86
Forfeited	(98,553)	$28.19
Outstanding — March 31, 2009	120,609	$22.67

The total intrinsic value of Vurv options exercised during the three months ended March 31, 2009 was $0.1 million.  As of March 31, 2009, the Company had 114,302 Vurv options vested or expected to vest over three years with an aggregate intrinsic value of $0.2 million and a weighted average exercise price of $22.27.

For Vurv options, the Company recorded $22,000 of compensation expense for the three months ended March 31, 2009.  Unamortized compensation cost was $0.3 million as of March 31, 2009. This cost is expected to be recognized over a weighted-average period of 1.81 years.

White Amber Stock Option Plan

Pursuant to the October 21, 2003 acquisition of White Amber, Inc., the Company issued 206,487 options at $0.78 per share under a new option plan (“the White Amber Stock Option Plan”).  The following table presents a summary of the White Amber Stock Option Plan activity for the three months ended March 31, 2009 and related information:

	Number of Options	Weighted - Average Exercise Price
Outstanding — January 1, 2009	23,045	$0.78
Exercised	-	$0.78
Outstanding — March 31, 2009	23,045	$0.78

The total intrinsic value of White Amber options exercised during the three months ended March 31, 2009 was none. For the White Amber Stock Option Plan, the Company recorded no compensation expense for the three months ended March 31, 2009 as White Amber Inc. stock options were fully vested as of December 31, 2006.

Restricted Stock and Performance Shares

Index

The fair value of restricted stock and performance shares is measured based upon the closing NASDAQ Global Market price of the underlying Company stock as of the date of grant. The Company uses historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. Restricted stock and performance share awards are amortized over the vesting period using the straight-line method. Upon vesting, restricted stock units will convert into an equivalent number of shares of common stock. Unamortized compensation cost was $6.6 million as of March 31, 2009. This cost is expected to be recognized over a weighted-average period between 1.54 and 2.37 years.

The following table presents a summary of the restricted stock awards and performance share awards for the three months ended March 31, 2009 and related information:

	Performance	Restricted	Weighted—Average
	Share	Stock	Grant-
	Awards	Awards	Date Fair Value
Repurchasable/nonvested balance — January 1, 2009	39,278	432,710	$18.12
Awarded	643	7,332	$8.01
Released/vested	(3,749)	(39,595)	$13.92
Forfeited/cancelled	-	(1,313)	$24.04
Repurchasable/nonvested balance — March 31, 2009	36,172	399,134	$18.18

For restricted stock and performance share agreements, the Company recorded $0.7 million of compensation expense for the three months ended March 31, 2009, and $0.4 million for the three months ended March 31, 2008.

Employee Stock Purchase Plan

At March 31, 2009 there were 738,313 shares reserved for future issuance under the Company’s ESPP. For the ESPP, the Company recorded $0.1 million and $0.2 million of compensation expense for the three month periods ended March 31, 2009 and 2008, respectively. Unamortized compensation cost was $0.1 million as of March 31, 2009. This cost is expected to be recognized over a one month period.

5. Intangible Assets and Goodwill

During the three months ended March 31, 2009, goodwill was reduced by a total of $0.1 million due to adjustments to the purchase price allocation primarily related to customer invoices and vendor payables in connection with the Company’s July 1, 2008 acquisition of Vurv.  All goodwill is reported in our application services reporting unit.

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$11,811	$(4,701)	$7,110	$11,811	$(3,904)	$7,907
Customer relationships	41,297	(7,595)	33,702	41,297	(4,906)	36,391
Trade name	280	(118)	162	280	(83)	197
Non-compete agreements	410	(154)	256	410	(103)	307
	$53,798	$(12,568)	$41,230	$53,798	$(8,996)	$44,802

Index

Amortization of intangible assets was $3.6 million and $0.1 million for the three month periods ended March 31, 2009 and 2008, respectively.

The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows:

Estimated Amortization Expense	(In thousands)
Remainder of 2009	$10,711
2010	11,306
2011	6,233
2012	3,730
2013	3,700
2014	3,700
Thereafter	1,850
Total	$41,230

6. Property and Equipment

     Property and equipment consists of the following:
	March 31,	December 31,
	2009	2008
	(In thousands)
Computer hardware and software	$48,557	$46,740
Furniture and equipment	3,242	3,198
Leasehold improvements	3,479	3,498
	55,278	53,436
Less accumulated depreciation and amortization	(30,958)	(28,186)
Total	$24,320	$25,250

Property and equipment included capital leases totaling $3.0 million at March 31, 2009 and $3.1 million at December 31, 2008. All of the capital leases are included in computer hardware and software classification above. Accumulated amortization relating to property and equipment under capital leases totaled $1.6 million at March 31, 2009 and $1.3 million at December 31, 2008. Depreciation and leasehold improvements amortization expense, including amortization of assets under capital leases but excluding amortization of intangible assets, was $3.1 million and $2.3 million for the three month periods ended March 31, 2009 and 2008, respectively.

7. Other Assets

     Other assets consist of the following:

	March 31,	December 31,
	2009	2008
Prepaid Expenses and Other Current Assets	(In thousands)
Prepaid expenses	$4,586	$3,614
Deferred commission expense	3,214	3,509
Other	3,377	3,854
Total	$11,177	$10,977

	March 31,	December 31,
	2009	2008
	(In thousands)
Deferred tax asset net of valuation allowance	$738	$802
Equity investment	2,498	2,498
Receivable from sale of Optimize product offering	886	875
Other	614	607
	$4,736	$4,782

Index

8. Accounts Payable and Accrued Liabilities

     Accounts payable and accrued expenses consist of the following:
	March 31,	December 31,
	2009	2008
	(In thousands)
Accounts payable	$4,532	$3,612
Accrued compensation	9,738	11,276
Accrued professional fees	1,545	1,907
Accrued income taxes	771	760
Accrued liabilities and other	7,705	7,322
Total	$24,291	$24,877

9. Common Stock

Reserved Shares of Common Stock

The Company has reserved the following number of shares of Class A common stock as of March 31, 2009 for the exchange of exchangeable shares, awarding of restricted stock awards, release of performance share awards, exercise of stock options and purchases under the employee stock purchase plan:

Class A Common Stock Plans (excluding the White Amber and Vurv Stock Option Plan)	4,475,391
White Amber Stock Option Plan	23,045
Vurv Stock Option Plan	120,609
Employee Stock Purchase Plan	738,313
Total	5,357,358

10. Income Taxes

For the three months ended March 31, 2009, the Company recorded income tax expense of $237,000. The expense was principally due to U.S. state income taxes and tax generated from the Company’s international subsidiaries.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At March 31, 2009, accrued interest related to uncertain tax positions was less than $0.1 million. As the Company has net operating loss carryforwards for federal and state purposes, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years. With few exceptions, the Company is no longer subject to foreign income tax examinations by tax authorities for years before 2002.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.  As of March 31, 2009, the Company had recorded uncertain tax benefits of approximately $6.5 million. There was no material change to the unrecognized uncertain tax benefits balance from December 31, 2008.

The Company’s Canadian subsidiary has been under examination by the Canada Revenue Agency (“CRA”) with respect to tax years 2000 and 2001. In December 2008, the Company was issued a proposed notice of assessment by CRA to increase taxable income by approximately CAD $3.8 million in respect to our 2002 tax year.  These adjustments relate, principally, to its treatment of  Canadian Development Technology Incentives (“CDTI”) tax credits and income and expense allocations recorded between the Company and the Canadian subsidiary.  The Company disagrees with the CRA’s basis for their proposed 2002 adjustments and intends to appeal their decision through applicable administrative and judicial procedures.  Also in December 2008, Taleo was notified by the CRA of their intention to audit tax years 2003 through 2007.  No proposed assessment notices have been issued with respect to these open tax years.

Index

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

There could be a significant impact to the Company’s uncertain tax positions over the next twelve months depending on the outcome of the on-going CRA audit. In the event the CRA audit results in adjustments that exceed both our income tax reserves and available deferred tax assets, the Company’s Canadian subsidiary may become a tax paying entity in 2009 or in a prior year including potential penalties and interest. Any such penalties cannot be reasonably estimated at this time.

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

11. Commitments and Contingencies

     Operating Leases — The Company leases certain equipment, internet access services and office facilities under non-cancelable operating leases or long-term agreements. Rental expense under these agreements for the three months ended March 31, 2009 and 2008 was approximately $1.6 million and $1.3 million, respectively.

Software Contracts - The Company has entered into software license and maintenance agreements for database software used in the production environment.  Total payments related to these agreements are included in the software contract column below.

Capital Leases -  See Note 6 “Property and Equipment” for additional information regarding capital leases.

The minimum non-cancelable scheduled payments under these agreements at March 31, 2009 are as follows:
	Operating Leases
			Third
			Party	Total
	Equipment	Facility	Hosting	Operating	Software	Capital
	Leases	Leases	Facilities	Leases	Contracts	Leases (1)	Total
		(In thousands)			(In thousands)	(In thousands)	(In thousands)
Remainder of 2009	$35	$2,539	$554	$3,128	$2,500	$816	$6,444
2010	36	2,527	279	2,842	221	429	3,492
2011	14	1,343	186	1,543	-	66	1,609
2012	-	1,269	-	1,269	-	41	1,310
2013	-	451	-	451	-	7	458
2014	-	-	-	-	-	-	-
Total	$85	$8,129	$1,019	$9,233	$2,721	$1,359	$13,313
Less amounts representing interest						(64)
Present value of minimum lease payments						$1,295
Less current portion						(942)
Noncurrent portion						$353

     (1) Amount includes interest

Index

Litigation - Kenexa Litigation -   Kenexa BrassRing, Inc., (“Kenexa”) filed suit against the Company in the United States

District Court for the District of Delaware on August 27, 2007.  Kenexa alleges that the Company infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining the Company from further infringement.  The Company answered Kenexa’s complaint on January 28, 2008.  On May 9, 2008, Kenexa filed a similar lawsuit against Vurv Technology, Inc. (“Vurv”) in the United States District Court for the District of Delaware, alleging that Vurv has infringed Patent Nos. 5,999,939 and 6,996,561, and seeking monetary damages and an order enjoining the Company from further infringement.  The Company answered Kenexa’s complaint on May 29, 2008. The Company acquired Vurv on July 1, 2008.  The Company’s management has reviewed these matters and believes that neither the Company’s nor Vurv’s software products infringe any valid and enforceable claim of the asserted patents.  The Company has engaged in settlement discussions with Kenexa, but no settlement agreement has been reached.  Litigation is ongoing with respect to these matters.

On June 30, 2008, the Company filed a reexamination request with the United States Patent and Trademark Office (“USPTO”), seeking reconsideration of the validity of Patent No. 6,996,561 based on prior art that the Company presented with the Company’s reexamination request.  Finding that the Company’s reexamination request raised a “substantial new question of patentability,” the USPTO ordered reexamination of Patent No. 6,996,561 on September 5, 2008.  On November 13, 2008, the USPTO issued an office action rejecting all of the claims of Patent No. 6,996,561 because they are either anticipated by or unpatentable over the prior art.  The USPTO’s reexamination of Patent No. 6,996,561 is ongoing.

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

Securities Claims - On November 14, 2008, following the announcement that the Company was re-evaluating certain of the Company’s historical and then current accounting practices, a shareholder class action lawsuit entitled Brett Johnson v. Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV-08-5182 SC, was filed in the United States District Court for the Northern District of California.  The complaint alleged violations of §10(b) of the Exchange Act and SEC Rule 10b-5.  The Johnson lawsuit was dismissed without prejudice on December 22, 2008.  On December 17, 2008, a second substantially similar shareholder lawsuit entitled Terrence Popyk v. Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV 08-5634 PH, was filed in the Northern District of California; the Popyk lawsuit was dismissed without prejudice on January 20, 2009.  On January 13, 2009, a third shareholder lawsuit entitled Scott Stemper v Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV 09-0151 JSW, was filed in the United States District Court for the Northern District of California.  On February 9, 2009, the court renamed the Stemper action “In re Taleo Corporation Securities Litigation” and appointed the Greater Pennsylvania Carpenter’s Pension Fund as lead plaintiff.  The court has scheduled a case management conference for September 11, 2009.  No motions are currently pending before the court.

The operative complaint alleges that defendants engaged in securities fraud in violation of §10(b) of the Exchange Act and SEC Rule 10b-5.  The fraud allegations include a failure to apply GAAP in the reporting of quarterly and annual financial statements and securities prospectuses from the time of the Company’s initial public offering to the most recent filing with the SEC.  The complaint seeks an unspecified amount of damages on behalf of a purported class of individuals or institutions who purchased or acquired shares of the Company’s common stock between October 4, 2005 and November 8, 2008.

Other Matters -   In addition to the matters described above, the Company is subject to various claims and legal proceedings that arise in the ordinary course of its business from time to time, including claims and legal proceedings that have been asserted against the Company by customers, former employees and advisors and competitors.  The Company has accrued for estimated losses in the accompanying audited consolidated financial statements for matters where the Company believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.  Based on currently available information, the Company’s management does not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, is likely to have a material adverse effect on the Company’s financial position or results of operations. However litigation is subject to inherent uncertainties and the Company’s views on these matters may change in the future.   Were an unfavorable outcome to occur in any one or more of those matters or the matters described above, over and above the amount, if any, that has been estimated and accrued in the Company’s audited consolidated financial statements, it could have a material adverse effect on the Company’s business, financial condition, results of operations and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

12. Net Income / (Loss) Per Share

Index

     The Company had net loss of $(2.2) million and net income of $0.6 million for the three months periods ended March 31, 2009 and 2008, respectively.  Diluted net income per share is calculated based on outstanding Class A common stock, stock options, ESPP shares and exchangeable shares. Exchangeable shares were represented by Class B common stock. Each exchangeable share could be converted to one Class A common stock; therefore, exchangeable shares were included in the calculation of fully diluted earnings per share during periods in which the Company had net income.  No exchangeable shares were outstanding during the three months ended March 31, 2009.

Antidilutive securities, which consist of stock options that are not included in the diluted net income per share calculation, aggregated on a weighted average share basis to 955,573 and for the three months ended March 31, 2009.

Index

A summary of the earnings or loss applicable to each class of common shares is as follows:

	Three months ended March 31,
	2009		2008
	Class A	Class B	Class A	Class B
	Common	Common(1)	Common	Common(1)
	(In thousands, except per share data)
			As restated
Allocation of net income / (loss)	$(2,184)	-	$561	-
Weighted-average shares outstanding — basic	30,262	-	25,369	562
Weighted-average shares outstanding — diluted	30,262	-	28,899	656
Net income / (loss) per share — basic	$(0.07)	-	$0.02	-
Net income / ( loss) per share — diluted	$(0.07)	-	$0.02	-

(1)	Class B common stock is non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share.

13. Segment and Geographic Information

The Company follows the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments and requires selected information about operating segments in interim financial reports issued to stockholders. The Company is organized geographically and by line of business. The Company has two operating segments: application and consulting services. The application services segment is engaged in the development, marketing, hosting and support of the Company’s software applications. The consulting services segment offers implementation, business process reengineering, change management, and education and training services. The Company does not allocate or evaluate assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segment.

The following table presents a summary of operating segments:
	Application	Consulting	Total
	(In thousands)
Three Months Ended March 31, 2009:
Revenue	$41,204	$6,879	$48,083
Contribution margin(1)	$22,963	$609	$23,572

Three Months Ended March 31, 2008
	As restated
Revenue	$30,163	$5,666	$35,829
Contribution margin(1)	$16,840	$(58)	$16,782

(1) The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Index

Profit Reconciliation:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
		As restated
Contribution margin for operating segments	$23,572	$16,782
Sales and marketing	(15,854)	(10,670)
General and administrative	(9,765)	(6,587)
Interest and other income, net	100	733
Income / (loss) before provision / (benefit) for income taxes	$(1,947)	$258

Geographic Information:

Revenue attributed to a country or region includes sales to multinational organizations and is based on the country of location of the legal entity that is the contracting party for the Company.  While Vurv generally contracted with customers outside of the U.S. via a local subsidiary, renewals of such agreements going forward will be with a U.S. entity.  The Company’s U.S. entity is the contracting party for all sales agreements in the United States and the Company’s Canadian entity is the contracting party for all Taleo Enterprise Edition sales agreements in Canada. Prior to January 1, 2005, certain of the Company’s subsidiaries outside of North America were the contracting parties for sales transactions within their regions. After January 1, 2005, the Company’s U.S. entity has been the contracting party for all new sales agreements and renewals of existing sales agreements entered into with customers outside of North America. Revenues as a percentage of total revenues are as follows:

	Three Months Ended March 31,
	2009	2008
(Based on location of Taleo Contracting entity)		As restated
United States	97%	94%
Canada	3%	6%
	100%	100%

The geographic mix of application services revenue based on the region of location of the customer contracting in the three month period ended March 31, 2009 was 84% from the United States, 3% from Canada, 9% from Europe, and 4% from the rest of the world.  For the three month period ended March 31, 2008 it was 84% from the United States, 6% from Canada, 6% from Europe and 4% from the rest of the world.  Due to the nature of consulting services revenue recognition, it is impracticable to determine consulting revenue by location of the customer contracting.

During the three month periods ended March 31, 2009 and 2008, there were no customers that individually represented greater than 10% of the Company’s total revenue or accounts receivable, respectively

14. Comprehensive Income / (Loss)

     Comprehensive income / (loss) includes foreign currency translation gains and losses.
	Three Months Ended March 31,
	2009	2008
	(In thousands)
		As restated
Net income / (loss)	$(2,184)	$561
Net foreign currency translation loss	(322)	(295)
Comprehensive income / (loss)	$(2,506)	$266

Index

15. Restructuring, Severance and Exit Costs

Restructuring

During the second quarter of 2008, the Company initiated a restructuring plan (the “Plan”) to reorganize the Company as a result of the Vurv acquisition.  The Plan was completed in the fourth quarter of 2008 and resulted in the termination of approximately 34 persons throughout the organization and the closure of certain U.S. and international facilities. During the three months ended March 31, 2009, the Company incurred no restructuring expense and made its final payments to terminated employees.

At March 31, 2009, the Company had no future liability related to restructuring charges in its condensed consolidated balance sheet. The Company recognized restructuring costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

	Severance	Facility closure	Total liability
Restructuring	(In thousands)
Liability at January 1, 2009	$271	$-	$271
Cash payments	(271)	-	(271)
Liability at March 31, 2009	$-	$-	$-

Exit Costs –San Francisco Lease

During July 2006, the Company moved its corporate offices from San Francisco, California to Dublin, California. As a result of this relocation, the Company has recorded a provision for the exit from the San Francisco facility in accordance with SFAS 146  Accounting for Costs Associated with Exit or Disposal Activities.  As a part of this provision, the Company has taken into account that on October 19, 2006 it entered into an agreement to sublease its San Francisco facility, consisting of approximately 12,000 square feet. As of March 31, 2009, pursuant to the lease for the Company’s San Francisco facility, cash payments totaling $0.1 million remain to be made through July 2009 and the associated remaining unpaid lease costs, net of sublease rental income of $0.1 million, as of March 31, 2009 is approximately $33,000. The total estimated cost associated with the exit from the San Francisco facility is $0.4 million.  No expense was recorded for the San Francisco facility during the three months ended March 31, 2009.

	Lease payments	Sublease rental income	Net liability
Liability for the Remaining Net Lease Payments for the San Francisco Facility	(In thousands)
Liability at January 1, 2009	$227	$(170)	$57
Cash receipts / (payments)	(97)	73	(24)
Liability at March 31, 2009	130	(97)	33

16. Employee Benefit Plans

The Company maintains a 401(k) profit-sharing plan (the “401(k) Plan”) covering substantially all U.S. employees. Pursuant to the 401(k) Plan, the Company may elect to match employee contributions to the 401(k) Plan, not to exceed 6% of an employee’s compensation. Effective January 1, 2008, the Company has instituted a 401(k) matching program with the following specifics: (i) for employee contributions to the 401(k) Plan of up to 4% of the each employee’s base salary, the Company will match such employee contributions at a rate of $0.50 for every $1.00 contributed by the employee; and (ii) the Company 401(k) matching program has a three year vesting period. As a result of the adoption of this program, the Company recorded $0.2 million and $0.1 million in employee related costs during the three months ended March 31, 2009 and 2008, respectively.

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, cost of revenue, tax and accounting estimates, cash, cash equivalents and cash provided by operating activities, the demand and expansion opportunities for our products, our customer base and our competitive position. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” or included elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2008. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In July 2008, we acquired Vurv Technology, Inc. (“Vurv”), a provider of on demand talent management software.  The Vurv acquisition was our largest to date. enhancing our solutions and providing new customer relationships and intellectual property.

     We focus our evaluation of our operating results and financial condition on certain key metrics, as well as certain non-financial aspects of our business. Included in our evaluation of our financial condition are our revenue composition and growth, net income, and our overall liquidity that is primarily comprised of our cash and accounts receivable balances. Non-financial data is also evaluated, including purchasing trends for software applications across industries and geographies, input from current and prospective customers relating to product functionality and general economic data. For example, in the first quarter of 2008 we observed and continue to see a lengthening in the completion of procurement cycles with our customers and potential customers which we believe may be related to the general economic outlook of our customers, and, as we look ahead, these same factors may result in longer and less predictable sales cycles, increased pressure to discount our fees, increased difficulty in renewing expiring agreements at the same or higher rates, and bankruptcies or mergers within our customer base that impact us negatively. We use the financial and non-financial data described above to assess our historic performance, and also to plan our future strategy. We continue to believe that our strategy and our ability to execute that strategy may enable us to improve our relative competitive position in a difficult economic environment and may provide long-term growth opportunities given the cost saving benefits of our solutions and the business requirements our solutions address.

Sources of Revenue

     We derive our revenue from two sources: application revenue and consulting revenue.

Index

Application Revenue

 Application revenue is generally comprised of subscription fees from customers accessing our applications, which includes the use of the application, application and data hosting and maintenance of the application. The majority of our application subscription revenue is recognized monthly over the life of the application agreement, based on a stated, fixed-dollar amount. Revenue associated with our Taleo Contingent solution was recognized based on a fixed contract percentage of the dollar amount invoiced for contingent labor through use of the application. Effective March 2007, we ceased entering into agreements to provide time and expense processing as a component of our Taleo Contingent solution. As a result, Taleo Contingent time and expense processing activity declined in 2007 and ended during the three months ended June 30, 2008.

The term of our application agreements for Taleo Enterprise Edition signed with new customers in the first quarter of 2009 and 2008 was typically three or more years. The term of application agreements for Taleo Business Edition is typically one year. Our customer renewals on a dollar basis have historically been greater than 95%.

 Application agreements entered into are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause, if we fail to perform our material obligations.

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

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of application revenue primarily consists of expenses related to hosting our application and providing support, including employee related costs, depreciation expense associated with computer equipment and amortization of intangibles from acquisitions. We allocate overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on employee count. As such, overhead expenses are reflected in each cost of revenue and operating expense category. We currently deliver our solutions from nine data centers that host the applications for all of our customers.

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

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related expenses for our sales and marketing staff, including commissions, marketing programs, allocated overhead and amortization of intangibles from acquisitions. Marketing programs include advertising, events, corporate communications, and other brand building and product marketing expenses. As our business grows, we plan to continue to increase our investment in sales and marketing by adding personnel, building our relationships with partners, expanding our domestic and international selling and marketing activities, building brand awareness, and sponsoring additional marketing events.

Research and Development

Research and development expenses consist primarily of salaries and related expenses, allocated overhead, and third-party consulting fees. Our expenses are net of the tax credits we receive from the Government of Quebec. We focus our research and development efforts on increasing the functionality and enhancing the ease of use and quality of our applications, as well as developing new products and enhancing our infrastructure.

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

Index

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

In addition to fixed subscription fees arrangements, on limited occasions, we have entered into arrangements including a perpetual license with hosting services to be provided over a fixed term. For hosted arrangements, revenues are recognized under the provisions of Emerging Issues Task Force or EITF No. 00-3,  Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware .

Our application revenue is recognized when all of the following conditions have been satisfied:

•	persuasive evidence of an agreement exists;

•	delivery has occurred;

•	fees are fixed or determinable; and

•	the collection of fees is considered probable.

If collection is not considered probable, we recognize revenue when the fees for the services performed are collected. In addition, if non-standard acceptance or non-standard performance criteria are required, we recognize revenue upon the satisfaction of the acceptance or performance criteria, as applicable.

We utilize the provisions of EITF No. 00-21, Revenue Arrangements with Multiple Deliverables to determine whether our arrangements containing multiple deliverables contain more than one unit of accounting. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis and there must be objective and reliable evidence of  fair value of the undelivered element.  Our consulting services have standalone value because those services are sold separately by other vendors and we have objective and reliable evidence of fair value for consulting services based on the consistency in pricing when sold separately.  Our application services have standalone value because we often sell such services separately; however, in multiple element arrangements that include both application and consulting services we generally do not have objective and reliable evidence of fair value for our application services.  As such, we treat multiple element arrangements that include both application and consulting services as a single unit of accounting and recognize the combined revenue over the subscription term.

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

Index

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

Our revenue associated with the time and expense processing functionality of our Taleo Contingent solution was recognized based on a fixed, contracted percentage of the dollar amount invoiced for contingent labor through use of the application, and was recorded on a net basis under the provisions of EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent as we were not the primary obligor under the arrangements, the percentage earned by us was typically fixed, and we did not take credit risk.

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

Research and Development

 We account for software development costs under the provisions of Statement of Financial Accounting Standards, or SFAS No. 86 Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.  Accordingly, we capitalize certain software development costs after technological feasibility of the product has been established. Such costs have been immaterial to date, and accordingly, no costs were capitalized during the three months ended March 31, 2009 and 2008.

Stock Based Compensation

 In accordance with SFAS 123(R) Share-Based Payment we recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. We have elected the modified prospective transition method for adopting SFAS 123(R), under which the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in our financial statements in the periods after the date of adoption using the same value determined under the original provisions of SFAS 123, Accounting for Stock-Based Compensation,  as disclosed in previous filings. We recognize compensation expense for the stock option awards granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period. Estimates are used in determining the fair value of such awards. Changes in these estimates could result in changes to our compensation charges.

Goodwill, Other Intangible Assets and Long-Lived Assets

In accordance with SFAS 142, Goodwill and Other Intangible Assets, we conduct a test for the impairment of goodwill on at least an annual basis. We adopted October 1 as the date of the annual impairment test and, therefore, we performed our first annual impairment test on October 1, 2004. The impairment test compares the fair value of reporting units to their carrying amount, including goodwill, to assess whether impairment is present. Based on our most recent assessment test, we do not have impairment as of October 1, 2008. We will assess the impairment of goodwill annually on October 1, or sooner if indicators of impairment arise.

  SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the review of the carrying value of long-lived assets when impairment indicators arise. The review of these long-lived assets is based on factors including estimates of the future operating cash flows of our business. These future estimates are based on historical results, adjusted to reflect our best estimates of future market and operating conditions, and are continuously reviewed. Actual results may vary materially from our estimates, and accordingly may cause a full impairment of our long-lived assets.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards, temporary differences related to deferred revenue and stock-based compensation. We assess the likelihood that deferred tax assets will be recovered from future taxable income and a

Index

valuation allowance is recorded if it is deemed more likely than not some portion of the deferred tax assets will not be realized.  In the quarter ended March 31, 2008, we reduced approximately $332,000 of our U.S. valuation allowance on the deferred tax asset relating to the federal alternative minimum tax credits, since it was determined to be more likely than not that these assets would be realized.  We continue to maintain a full valuation allowance on our remaining U.S. deferred tax assets.  Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.

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

Index

Results of Operations

The following tables set forth certain unaudited condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Three Months Ended March 31,
	2009	2008
Condensed Consolidated Statement of Operations Data:
Revenue:
Application	86%	84%
Consulting	14%	16%
Total revenue	100%	100%
Cost of revenue (as a percent of related revenue):
Application	24%	21%
Consulting	91%	101%
Total cost of revenue	33%	34%
Gross profit	67%	66%
Operating expenses:
Sales and marketing	33%	30%
Research and development	18%	20%
General and administrative	20%	18%
Total operating expenses	71%	68%
Operating income / (loss)	(4)%	(1)%
Other income (expense):
Interest income	0%	2%
Interest expense	0%	0%
Total other income, net	0%	2%
Income / (loss) before provision / (benefit) for income taxes	(4)%	1%
Provision / (benefit) for income taxes	(1)%	(1)%
Net income / (loss)	(5)%	2%

Comparison of the Three Months Ended March 31, 2009 and 2008

We have restated our unaudited condensed consolidated statement of operations and cash flows for the three months ended March 31, 2008.   For additional information about the restatement, please see Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements, in Item 1.” The following discussion and analysis of our financial results of operations incorporates the restated amounts.

Index

Revenue
	Three months ended March 31,
	2009	2008	$ change	% change
	(In thousands)
Application revenue	$41,204	$30,163	$11,041	37%
Consulting revenue	6,879	5,666	1,213	21%
Total revenue	$48,083	$35,829	$12,254	34%

During the three months ended March 31, 2009, application revenue increased due to successful renewals of existing customers, sales to new customers, sales of additional applications and broader roll out of our applications by existing customers, and the addition of customers through our acquisition of Vurv on July 1, 2008.  Application revenue associated with our product lines for larger, more complex organizations, increased by $3.1 million as compared to the same period in 2008.  Application revenue associated with our product lines for smaller, less complex organizations, increased by $1.2 million as compared to the same period in 2008.  The above application revenue includes $6.7 million in revenue from legacy Vurv product lines which we acquired as a result of our acquisition of Vurv.  The prices of our applications were relatively consistent on a period-to-period comparative basis.

During the three months ended March 31, 2009, the increase in consulting revenue was primarily attributable to the addition of consulting engagements for legacy Vurv customers acquired through the Vurv acquisition.  These legacy consulting engagements resulted in a one-time increase of approximately $0.9 million for the three months ended March 31, 2009. The remaining $0.3 million increase in consulting revenue was related to the increase in our overall business and growth in application sales. The prices of our consulting services were relatively consistent on a period to period comparative basis.

Cost of Revenue
	Three months ended March 31,
	2009	2008	$ change	% change
	(In thousands)
Cost of revenue - application	$9,689	$6,290	$3,399	54%
Cost of revenue - consulting	6,270	5,724	546	10%
Cost of revenue - total	$15,959	$12,014	$3,945	33%

During the three months ended March 31, 2009, cost of application revenue increased primarily as a result of a $1.0 million increase in employee related cost, a $1.2 million increase in hosting facilities cost, a $0.8 million increase in depreciation and amortization, a $0.3 million net increase in general office expenses, and a $0.1 million increase in equipment maintenance costs.  The increase in cost of application revenue was primarily driven by: a net headcount increase of 71 persons as compared to the same quarter in the prior year (including the addition of 44 former Vurv employees);  additional costs related to hosting of the legacy Vurv applications (including third party software costs, internet bandwidth costs, and costs associated with legacy Vurv hosting facilities) and additional third party software costs related to the legacy Taleo applications;  and amortization expenses attributable to the amortization of intangible assets acquired from Vurv.  We expect cost of application revenue to remain flat as a percentage of revenue for the remainder of the year.

During the three months ended March 31, 2009, cost of consulting revenue increased primarily as a result of a $0.6 million increase in employee-related costs, a $0.2 million increase in professional services relating to the support of the conversion of Vurv legacy customers to Taleo, a $0.2 million increase in general office expenses, partially offset by a $0.2 million decrease in travel related expenses, and a $0.2 million decrease in temporary help. The increase in employee related costs resulted from a net increase in headcount of 27 persons as compared to the same quarter in the prior year (including the addition of 31 former Vurv employees).  We expect cost of consulting revenue to remain consistent in dollar terms or be slightly down over the remainder of the year.

Index

Gross Profit and Gross Profit Percentage
	Three months ended March 31,
	2009	2008	$ change	% change
	(In thousands)
Gross profit
Gross profit — application	$31,515	$23,873	$7,642	32%
Gross profit — consulting	609	(58)	667	*
Gross profit — total	$32,124	$23,815	$8,309	35%

	Three months ended March 31,
	2009	2008	% change
Gross profit percentage
Gross profit percentage — application	76%	79%	(3)%
Gross profit percentage — consulting	9%	-1%	10%
Gross profit percentage — total	67%	66%	1%

* not meaningful

During the three months ended March 31, 2009, gross profit on application of $31.5 million represents an increase of $7.6 million or 32% over the same quarter in the prior year. Application revenue grew by 37% over the same period. The lower gross profit percentage on application revenue was driven predominantly by the increase in duplicate and higher application expenses incurred in the first quarter as a result of the Vurv acquisition. Vurv’s gross profit percentage on application revenue was lower than Taleo on a stand-alone basis and as a result negatively impacted the consolidated gross profit percentage on application revenue for the three months ended March 31, 2009.

During the three months ended March 31, 2009, gross profit on consulting increased, on a net basis, when compared to the same period in 2008. Consulting revenue grew by 21% over the same period. The increase in gross profit percentage on consulting revenue was driven primarily from the increase in consulting revenue while the increase in the cost of consulting only increased by 10% over the same period. In the near term, we expect to see negative pressure on our overall gross profit percentage on consulting revenue as a result of the cost that we may incur and pressure to discount in connection with consulting engagements to convert legacy Vurv customers to the Taleo applications.

Operating expenses
	Three months ended March 31,
	2009	2008	$ change	% change
	(In thousands)
Sales and marketing	$15,854	$10,670	$5,184	49%
Research and development	8,552	7,033	1,519	22%
General and administrative	9,765	6,587	3,178	48%
	$34,171	$24,290	$9,881	41%

 During the three months ended March 31, 2009, sales and marketing expenses increased by 49% over the same quarter in the prior year as a result of a $2.8 million increase in depreciation and amortization, a $1.2 million increase in employee related cost, a $1.1 million increase in marketing expenses, a $0.3 million increase in general office expenses, partially offset by a $0.1 million decrease in travel expenses and a $0.1 million decrease in professional services. The increase in sales and marketing expense was primarily driven by: a net headcount increase of 41 persons as compared to the same quarter in the prior year (including the addition of 17 former Vurv employees); higher commission payments associated with our increase in revenue; amortization expenses

Index

attributable to the amortization of intangible assets from Vurv; and marketing expenditures related to tradeshows, demand generation efforts and our Taleo Business Edition products.  We expect sales and marketing expenses to increase over the remainder of the year in terms of dollars and remain constant as a percentage of total revenue.

During the three months ended March 31, 2009, research and development expenses increased by 22% over the same quarter in the prior year as a result of a $1.1 million increase in employee related costs, a $0.2 million increase in professional services, a $0.2 million increase in general office expenses, a $0.1 million increase in depreciation and amortization and a $0.1 million increase in travel, partially offset by a $0.2 million decrease in software support.  The increase in research and development expense was primarily driven by: a net headcount increase of 69 persons as compared to the same quarter in the prior year (including the addition of 35 former Vurv employees); and use of a third party providers of outsourced development and translation services.  We expect research and development expenses to increase over the remainder of the year in terms of dollars and remain constant as a percentage of total revenue.

During the three months ended March 31, 2009, general and administrative expenses increased by 48% over the same quarter in the prior year as a result of a $0.8 million increase in employee related cost, a $0.7 million increase in professional services cost, a $0.7 million increase in foreign exchange losses, a $0.5 million increase in bad debt expense, a $0.4 million increase in audit and tax fees and a $0.2 million increase in general offices expenses, partially offset by a $0.1 million net decrease in legal fees.  The increase in general and administrative expense was primarily driven by: a net headcount increase of 22 persons as compared to the same quarter in the prior year (including the addition of 13 former Vurv employees); professional services and legal expenses relating to the revenue restatement; increase in foreign currency losses; and increase in bad debt expense. We expect general and administrative expenses to increase over the remainder of the year in terms of dollars and remain constant as a percentage of total revenue.

Contribution Margin
	Three months ended March 31,
	2009	2008	$ change	% change
	(In thousands)
Contribution Margin
Contribution margin — application	$22,963	$16,840	$6,123	36%
Contribution margin — consulting	609	-58	667	*
Contribution margin — total	$23,572	$16,782	$6,790	40%

* not meaningful

During the three months ended March 31, 2009, application contribution margin increased over the same period in the prior year as a result of the 37% increase in application revenue over the same period more than offsetting the 54% increase in cost of application revenue and the 22% increase in research and development expenses for the three months ended March 31, 2009.  Consulting contribution margin increased primarily as a result of consulting revenue increasing at a faster rate of 21% versus the increase in cost of consulting at 10% over the same comparable period.

Other income (expense)
	Three months ended March 31,
	2009	2008	$ change	% change
	(In thousands)
Interest income	$141	$778	$(637)	(82)%
Interest expense	(41)	(45)	4	(9)%
Total other income, net	$100	$733	$(633)	-86%

Interest income and interest expense

     Interest income — The decrease in interest income is primarily attributable to a reduction in the overall cash balance resulting from the acquisition of Vurv in July 2008 and a lower average interest rate during the first quarter of 2009 compared to the same period in the prior year.

 Interest expense — There was no significant change in interest expense during the first quarter of 2009 compared to the same quarter in the prior year.

Index

Provision /(Benefit) for Income Taxes
	Three months ended March 31,
	2009	2008	$ change	% change
	(In thousands)
Provision /(benefit) for income taxes	$237	$(303)	$540	(178)%

The increase in income tax expense at March 31, 2009 is due principally to U.S. state and foreign income taxes as compared to the March 31, 2008 period when we recorded the reversal of our U.S. valuation allowance against our federal alternative minimum tax credits.

At March 31, 2009, we continue to maintain a valuation allowance against our remaining U.S. deferred tax assets since it was determined to be more likely than not these assets would not be realized. If, based on the operating results of 2009 and a review of the realizability of our deferred tax assets, we were to conclude that some or all of our deferred tax asset valuation allowance was not required, this would likely have a material impact on our financial results in the form of reduced tax expense. However, there can be no assurance that we will achieve cumulative profitability during 2009 or that any reduction of our valuation allowance will actually occur.

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

Liquidity and Capital Resources

At March 31, 2009, our principal source of liquidity was a net working capital balance of $24.6 million, including cash and cash equivalents totaling $60.3 million.

		Three months ended March 31,
	2009	2008	$ change	% change
	(In thousands)
Cash provided by operating activities	$13,397	$7,274	$6,123	84%
Cash used in investing activities	(2,162)	(1,902)	(260)	14%
Cash provided by / (used in) financing activities	(267)	147	(414)	-282%

Net cash provided by operating activities was $13.4 million for the three months ended March 31, 2009 compared to $7.3 million for the three months ended March 31, 2008. Consistent with prior periods, cash provided by operating activities has historically been affected by revenues, changes in working capital accounts, particularly increases in deferred revenue, customer deposits and add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Specifically, stock-based compensation expense for the three months ended March 31, 2009 was $2.4 million versus $2.5 million during the three months ended March 31, 2008. This decrease was the result of stock options fully vesting exceeding new stock option grants in 2009.  Additionally, depreciation and amortization expense increased by $4.3 million in the first three months of 2009 compared to the same period in the previous year primarily due to the addition of intangible assets associated with the acquisition of Vurv in July 2008. The change in accounts receivable increased due to an increase in billings compared to the same period in 2008 and continued emphasis on cash collections.  The change in deferred revenue decreased  in the current period due to one significant transaction in the previous year for $2.4 million which increased deferred revenue during the three months ended March 31, 2008. The remaining change was due to lower net increases in deferred revenue for both application and consulting services as compared to the previous year.  Cash provided by operating activities also increased due to the timing of certain investment credit cash receipts.  We received $1.5 million in payments from the Canadian government related to research development credits during the first three months of 2009 compared to no payments in the first three months of 2008.

Net cash used in investing activities was $2.2 million for the three months ended March 31, 2009 compared to net cash used in investing activities of $1.9 million for the three months ended March 31, 2008. This increase between periods was due to the increase in acquisition of property and equipment over the prior year.

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2009, compared to net cash provided

Index

by financing activities of $0.1 million for the three months ended March 31, 2008. This decrease was primarily due to an increase of cash used for payments of capital lease obligations of $0.3 million as compared to the previous year, a decrease in stock exercises resulting primarily from the decrease in our stock price over the same period in the previous year. There was also a $0.1 million decrease in treasury stock acquired to settle employee withholding liability.

We believe our existing cash and cash equivalents and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new applications and enhancements to existing applications, and the continuing market acceptance of our applications. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Index

Contractual Obligations

Our principal commitments consist of capital leases, obligations under leases for office space, operating leases for computer equipment and for third-party facilities that host our applications. Our commitments to settle contractual obligations in cash under operating leases and other purchase obligations is detailed in Note 11 “Commitments and Contingencies” of  the Notes to Unaudited Condensed Consolidated Financial Statements.
	Total	Less Than 1 Year	1—2 Years	3—5 Years	More Than 5 Years
	(In thousands)
Capital lease obligations	$1,295	$942	$320	$33	$-
Interest payments	64	48	15	1	-
Facility leases	8,129	3,298	3,425	1,406	-
Operating equipment leases	85	45	40	-	-
Third party hosting facilities	1,019	624	395	-	-
Software contracts	2,721	2,566	155	-	-
Total contractual cash obligations	$13,313	$7,523	$4,350	$1,440	$-

We have excluded $6.5 million in liabilities for uncertain tax benefits from the contractual obligations table because we cannot make a reasonable reliable estimate of the periodic cash settlements with the respective taxing authorities. See Note 10 to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of income taxes.

Legal expenditures could also affect our liquidity. We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. See Note 11 “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Currency Exchange Risk

Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. In the three months ended March 31, 2009, 3% and 11% of our revenue was denominated in Canadian dollars and currencies other than the U.S. or Canadian dollar, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our largest research and development operations that are maintained in Canada, with a small portion of expenses incurred outside of North America where our other international sales offices are located. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, British pound sterling, Euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the three months ended March 31, 2009, the Canadian dollar weakened by approximately 20% against the U.S. dollar on an average basis compared to the same period in the prior year. This change in value did not have a significant effect on our earnings and should not have a significant effect on future earnings as the foreign currency exchange risk impact on revenues is offset by the impact on expenses.  Our planning process for 2009 includes estimated foreign exchange risk profile. If the currencies noted above uniformly fluctuated by plus or minus 50 basis points from our estimated rates, we would expect our results to change by approximately minus or plus $1.7 million. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.

Interest Rate Sensitivity

Index

We had cash and cash equivalents of $60.3 million at March 31, 2009. This compares to $49.5 million at December 31, 2008. These amounts were held primarily in cash or money market funds. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Other Matters

 In addition to the matters described above, we are subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against us by customers, former employees and advisors and competitors.  We have accrued for estimated losses in the accompanying audited consolidated financial statements for matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.  Based on currently available information, we not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, is likely to have a material adverse effect on our financial position or results of operations. However litigation is subject to inherent uncertainties and our views on these matters may change in the future.   Were an unfavorable outcome

Index

to occur in any one or more of those matters or the matters described above, over and above the amount, if any, that has been estimated and accrued in our audited consolidated financial statements, it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

With the exception of the year ended December 31, 2007, we have incurred annual losses in every year since our inception. As of March 31, 2009 we had incurred aggregate net losses of $64.3 million, which is our accumulated deficit of $78.1 million less $13.8 million of dividends and issuance costs on preferred stock. In the three month ended March 31, 2009, we incurred losses of $2.2 million.   We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future.  As we continue to incur costs associated with regulatory compliance and being a public company and implement initiatives to grow our business, which include, among other things, acquisitions, international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from achieving or sustaining profitability. As a result, our business could be harmed and our stock price could decline. In the quarter ended March 31, 2009, we incurred losses largely as a result of amortization expense associated with our recent acquisition of Vurv Technology, Inc. on July 1, 2008.  In the near term, we expect to continue to incur losses as a result of the increased amortization expense associated with the acquisition of Vurv. Also, expenses for a significant portion of our consulting services are recognized in advance of the recognition of revenue associated with the same consulting services.  We defer a significant portion of our consulting revenue to future periods and recognize it ratably over the term of the related application services agreement, while the expenses associated with such consulting services are recognized in the period incurred. Accordingly, if our consulting services business grows, we may experience a negative impact on profitability.  In addition, we may incur losses as a result of revenue shortfalls or increased expenses associated with our business.  As a result, our business could be harmed and our stock price could decline.

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

Index

•	the price, performance and functionality of our solutions;

•	the availability, price, performance and functionality of competing products and services;

•	the effectiveness of our maintenance and support services;

•	our ability to develop complementary products and services; and

•	the stability, performance and security of our hosting infrastructure and hosting services.

Most of our Taleo Enterprise Edition customers enter into software subscription agreements with duration of three years or more from the initial contract date. Most of our Taleo Business Edition customers enter into annual software subscription agreements. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial term of their agreements. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers, or may request that we license our software to them on a perpetual basis, which may, after we have ratably recognized the revenue for the perpetual license over the relevant term in accordance with our revenue recognition policies, reduce recurring revenue from these customers. Under certain circumstances, our customers may cancel their subscriptions for our solutions prior to the expiration of the term. Our future success also depends, in part, on our ability to sell new products and services to our existing customers. If our customers terminate their agreements, fail to renew their agreements, renew their agreements upon less favorable terms, or fail to buy new products and services from us, our revenue may decline or our future revenue may be constrained.

In addition, Vurv has historically offered perpetual licenses and customer on-premise hosting for certain of its products, while we have historically maintained a single version of each release of our software applications that is configurable to meet the needs of our customers without customer-specific code customizations.  If we are unable to convert such Vurv customers to our Taleo-hosted, subscription model, our future revenues may be adversely impacted.

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

Index

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

There has been vendor consolidation in the market in which we operate over the past few years. For example, Kronos acquired Unicru in 2006 and acquired Deploy Solutions in 2007. Kronos itself was acquired in 2007 by the private equity firm Hellman & Friedman. Kenexa acquired Brassring in 2006 and ADP acquired VirtualEdge in 2006. In 2008, we acquired Vurv Technology.  These transactions or additional consolidation within our industry may change in the competitive landscape in ways that adversely affect our ability to compete effectively.

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

In March 2009, we announced that we had completed a review of our revenue recognition practices and, as a result of this review, we restated certain financial statements. Our review of our revenue recognition practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses. The accounting, legal and other expenses associated with the restatement have had a material adverse effect on our results of operations. As a result of our revenue recognition review and the resulting restatement, revenue from consulting services totaling approximately $18 million reported in our previously issued consolidated financial statements for the years ended December 31, 2003 through 2007, and our interim consolidated financial statements for each of the periods ended March 31, 2008 and June 30, 2008, will be deferred to periods after June 30, 2008.  Additionally, the correction relating to the timing of revenue recognition for set-up fees, an element of application services revenue, which resulted in the deferral of approximately $0.2 million in application revenue recognized as of June 30, 2008 to periods after June 30, 2008. In addition, litigation has been filed against us, our current officers and

Index

certain of our former officers relating to a failure to apply GAAP in the reporting of quarterly and annual financial statements and securities prospectuses from the time of our initial public offering to our most recent filing with the SEC. See Part II, Item 1 “Legal Proceedings” for a more detailed description of these proceedings. We may become the subject of additional private or government actions regarding these matters in the future. These proceedings are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of this litigation will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. While we maintain standard directors and officers insurance, all or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

We have had to restate our historical financial statements.

In March 2009, we announced that we had completed a review of our revenue recognition practices and, as a result of this review, we restated certain financial statements in our annual report on Form 10-K for the year ended December 31, 2008. The restatement will result in the deferral to future periods of $18 million of consulting services revenue and approximately $0.2 million in application revenue previously recognized through June 30, 2008.  Amounts in our previously issued consolidated financial statements for the years ended December 31, 2003 through 2007, and the interim consolidated financial statements for each of the periods ended March 31, 2008 and June 30, 2008, have been corrected for the timing of revenue recognition for consulting services revenue during these periods, as well as to correct an error relating to the timing of revenue recognition for set-up fees, an element of our application services revenue. In connection with such review we identified certain control deficiencies relating to the application of applicable accounting literature related to revenue recognition. These deficiencies constituted a material weakness in internal control over financial reporting as of September 30, 2008, which led to items requiring correction in our historical financial statements and our conclusion to restate such financial statements to correct those items. Specifically, the control deficiencies related to our failure to correctly interpret Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Element Deliverables  (“EITF 00-21"), in determining the proper accounting treatment when application and consulting services are sold together.

We cannot be certain that the measures we have taken since these restatements will ensure that restatements will not occur in the future.  Execution of restatements like the one described above could create a significant strain on our internal resources and cause delays in our filing of quarterly or annual financial results, increase our costs and cause management distraction.

Failure to implement and maintain the appropriate internal controls over financial reporting could negatively affect our ability to provide accurate and timely financial information.

During 2006 we completed a review and redesign of our internal controls over financial reporting related to our closing procedures and processes, our calculations of our reported numbers, including depreciation expense and fixed assets, and the need to strengthen our technical accounting expertise. Despite these efforts, we identified a material weakness in connection with the evaluation of the effectiveness of our internal controls as of March 31, 2007 prior to the filing of our financial results for the period ended March 31, 2007, related to the identification of a material adjustment required, which affected cash, accounts receivable and cash flow from operations. Additionally in the third quarter of 2008, we identified certain control deficiencies relating to the application of applicable accounting literature related to revenue recognition. These deficiencies constituted a material weakness in internal control over financial reporting as of September 30, 2008.  As part of our ongoing processes we will continue to focus on improvements in our controls over financial reporting. We have discussed deficiencies in our financial reporting and our remediation of such deficiencies with the audit committee of our board of directors and will continue to do so as required. However, we cannot be certain that we will be able to remediate all deficiencies in the future. Any current or future deficiencies could materially and adversely affect our ability to provide timely and accurate financial information.

We have previously not been in compliance with SEC reporting requirements and NASDAQ listing requirements. If we again fail to remain in compliance with SEC reporting requirements and NASDAQ listing requirements, there may be a material adverse effect on our business and our stockholders.

As a consequence of our review of our revenue recognition practices and resulting restatement of our historical financial statements, we were delayed in filing our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the period ended September 30, 2008 with the SEC.  During the period of such delay, we faced the possibility of delisting of our stock from the NASDAQ Global Market. We have since filed our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the period ended September 30, 2008.  However, we cannot be certain that we will be able to comply with SEC reporting requirements and NASDAQ listing requirements in the future. If we are delisted from the NASDAQ as a result of noncompliance with NASDAQ listing requirements, the price of our stock and the ability of our stockholders to trade in our stock would be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to allow our employees to exercise their outstanding options, which could adversely affect our business and results of operations.  Furthermore, if we are delisted in the future from the NASDAQ Global Market, there may be other negative implications, including the potential loss of confidence by customers, suppliers and employees and the loss of institutional investor interest in our company.

Index

As a result of the delayed filing of our Annual Report on Form 10-K for the year ended December 31, 2008 as well as our Quarterly Report on Form 10-Q for the period ended September 30, 2008, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until one year from the original due date of the last ultimely filed report. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

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

Index

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

The consideration paid in connection with an investment or acquisition also affects our financial results. If we should proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. To the extent that we issue shares of stock or other rights to purchase stock, existing stockholders may be diluted and earnings per share may decrease. For example, in connection with our acquisition of Vurv, we paid approximately $34.4 million in cash, approximately 3.8 million shares of Class A common stock, and repaid approximately $9.0 million of Vurv’s debt. We also assumed options to purchase shares of Vurv common stock, which were converted into options to purchase approximately 0.4 million of our Class A common stock.  In addition, acquisitions may result in the incurrence of debt, material one-time write-offs, or purchase accounting adjustments and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings. In addition, from time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as incurring expenses that may impact operating results.

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

Index

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

Index

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

We currently deliver our solutions from nine data centers that host the applications for all of our customers. The Taleo Enterprise platform is hosted from three facilities: a U.S. facility leased from Equinix, Inc. in San Jose, California, a U.S. facility leased from Internap Network Services Corporation in New York City, New York and a Netherlands data center facility also leased from Equinix in Amsterdam. Internet bandwidth and access is provided by Internap in the two U.S. facilities and by Equinix in the Netherlands.  The Taleo Business Edition is hosted through two U.S. facilities: a facility located in San Jose, California and operated via a managed services arrangement and a facility located in San Francisco, California to host the legacy Vurv product for small-and medium-sized organizations. Opsource, Inc. provides hardware, internet bandwidth, and access in the San Jose, California hosting facility through the managed services arrangement. The Vurv legacy enterprise recruiting product is hosted through four facilities: a U.S. facility located in Jacksonville, Florida, a U.S. facility located in Atlanta, Georgia, a facility located in London, England and a facility located in Sydney, Australia. Internet bandwidth and access for the Vurv legacy enterprise recruiting product is provided by Peak 10 in the Florida facility, Adapt PLC in the England facility, and Conexim Australia Pty Ltd in the Australia facility. We do not control the operation of these facilities and must rely on these vendors to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. In the case of Opsource and Vurv locations that are managed service locations, we also rely upon the third party vendor for hardware associated with our hosting infrastructure. Although we believe we would be able to enter into a similar relationship with another third party should one of these relationships fail or terminate for any reason, we believe our reliance on any third-party vendor exposes us to risks outside of our control. If these third-party vendors encounter financial difficulty such as bankruptcy or other event beyond our control that cause them to fail to secure adequately and maintain their hosting facilities or provide the required data communications capacity,

Index

our customers may experience interruptions in our service or the loss or theft of important customer data. In the future, we may elect to open computing and communications hardware operations at additional third-party facilities located in the United States, Europe or other regions. We are not experienced at operating such facilities in jurisdictions outside the United States and doing so may pose additional risk to us.

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

During the quarter ended March 31, 2009, application revenue generated outside of the United States was 16% of total revenue, based on the location of the legal entity of the customer with which we contracted, of which 3% was revenue generated in Canada. Our primary research and development operation is in Quebec, Canada, but we conduct research and development in other international locations as well. We currently have international offices outside of North America in Australia, France, the Netherlands, Singapore and the United Kingdom, which focus primarily on selling and implementing our solutions in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

Index

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

We are sometimes subject to legal proceedings and claims that arise in the course of business. For example, we are currently defendants in a suit alleging patent infringement and a suit alleging securities fraud, both of which are described in more detail in Part II, Item 1 “Legal Proceedings” and Note 11, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. See Note 11 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for further information regarding pending and threatened litigation and potential claims.

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

Accounting principles generally accepted in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or AICPA, The Public Company Accounting Oversight Board, the SEC and various other organizations formed to promulgate and interpret accounting principles.  A change in these principles or interpretations could have a significant effect on our projected financial results.

Pursuant to the application of GAAP we recognize the majority of our application revenue monthly over the life of the application agreement. In certain instances, the straight-line revenue recognized on a monthly basis may exceed the amounts invoiced

Index

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

The application of GAAP to our operations may also require significant judgment and interpretation as to the appropriate treatment of a specific issue.  These judgments and interpretations are complicated by the relative newness of the on-demand, vendor hosted software business model, also called software-as-a-service or SaaS, and the relative lack of interpretive guidance with respect to the application of GAAP to the SaaS model. For example, in connection with our recent review of our revenue recognition practices, we submitted a pre-clearance submission to the Office of the Chief Accountant of the SEC, or OCA, requesting its view of our historical application of EITF 00-21.  Following consultation with the OCA, we changed our application of EITF 00-21 to recognize revenue from consulting services ratably over the term of the software subscription agreement when we sell software subscriptions and consulting services in a single arrangement, rather than as the consulting services are delivered, as we had done in the past. We cannot ensure that our interpretations and judgments with respect to the application of GAAP will be correct in the future and any incorrect interpretations and judgments could adversely affect our business.

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

In addition to the research and development investment credit program described above, our Canadian subsidiary is participating in a scientific research and experimental development, or SRED, program administered by the Canadian federal government that provides income tax credits based upon qualifying research and development expenditures. For tax year 2008, we recorded an estimated SRED credit claim of approximately CAD $1.2 million. Our Canadian subsidiary is eligible to remain in the SRED program for future tax years as long as its development projects continue to qualify. These federal SRED tax credits can only be applied to offset federal taxes payable and are reported as a credit to tax provision to the extent they reduce taxes payable to zero with any residual benefits recorded as a net deferred tax asset. We believe that our Canadian subsidiary is in compliance with these government programs and that all amounts recorded will be fully realized. If these investment credits are reduced or disallowed by the Canada Revenue Agency (“CRA”), our financial condition and operating results may be adversely affected.

Our Canadian subsidiary has been under examination by the CRA with respect to tax years 2000 and 2001. In December 2008, we were issued a proposed notice of assessment by the CRA to increase taxable income by approximately CAD $3.8 million in respect to our 2002 tax year.  These adjustments relate, principally, to our treatment of CDTI tax credits and income and expense allocations recorded between the Company and our Canadian subsidiary.  We disagree with CRA’s basis for their proposed 2002 adjustments and intend to appeal their decision through applicable administrative and judicial procedures.  Also in December 2008, Taleo was notified by the CRA of their intention to audit tax years 2003 through 2007.  No proposed assessment notices have been issued with respect to these open tax years.

We have settled certain issues raised in the 2000 and 2001 audit years and are appealing the CRA’s treatment of Quebec investment tax credits. Final resolution of the CRA’s examination will have bearing on the tax treatment applied in subsequent periods not currently under examination. We have recorded income tax reserves believed to be sufficient to cover the estimated tax assessments for the open tax periods.

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

We are seeking United States tax treaty relief through the appropriate Competent Authority tribunals for the assessments and settlements entered into with the CRA and will seek treaty relief for all subsequent tax adjustments. Although we believe we have

Index

reasonable basis for our tax positions, it is possible an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular period or annual period.

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

Index

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Program
January 1, 2009 through January 31, 2009	14,674	$8.01		-	-
February 1, 2009 through February 28, 2009	-	-		-	-
March 1, 2009 through March 31, 2009	-	-		-	-
	14,674	$8.01	(2)	-	-

(1) In connection with our restricted stock and performance share agreements approved by the Board of Directors on May 31, 2006, we repurchase common stock from employees as consideration for the payment of required withholding taxes.

(2) Represents the weighted average price per share purchased during the three months ended March 31, 2009.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY

     None.

ITEM 5. OTHER INFORMATION

     On May 6 , 2009, the Board of Directors appointed Carol Richwood, 48, as principal accounting officer, effective immediately.  Ms. Richwood joined Taleo in February of 2009 as a Vice President in our finance organization.  Prior to joining us, Ms. Richwood was Senior Director, Controller of eBay Marketplaces from December 2005 to February 2009, and Assistant Controller, Polycom, Inc. from July 2005 to September 2005, Additionally she was with PeopleSoft, Inc. as Vice President, Revenue from March 2001 to June 2004 and Vice President Finance, Americas. from June 2004 to January 2005.  In connection with her appointment as principal accounting officer, Ms. Richwood will receive a base salary of $220,000 and on-target bonuses totaling $88,000, on an annual basis.  Ms. Richwood will also received equity grants of 10,000 stock options and 5,500 shares of restricted stock.

ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	2004 Stock Plan, as amended.

10.2	Form of Taleo Corporation 2004 Stock Plan Restricted Stock Agreement.

10.3	Form of Taleo Corporation 2004 Stock Plan Performance Share Agreement.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION
	By:	/s/ Katy Murray
Katy Murray
Date: May 11, 2009		Executive Vice President and Chief Financial Officer

Index

Exhibit Index

Exhibit
Number	Description
10.1	2004 Stock Plan, as amended.

10.2	Form of Taleo Corporation 2004 Stock Plan Restricted Stock Agreement.

10.3	Form of Taleo Corporation 2004 Stock Plan Performance Share Agreement.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.