Form 10-Q
period 2009-06-30
TALEO CORP
filed 2009-08-07
CIK 1134203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

On July 31, 2009, the registrant had 31,581,593 shares of Class A common stock outstanding.

TALEO CORPORATION

Index

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$61,969	$49,462
Restricted cash	521	521
Accounts receivables, net of allowances of $780 at June 30, 2009 and $884 at December 31, 2008	45,442	49,167
Prepaid expenses and other current assets	11,337	10,977
Investment credits receivable	5,909	6,087

Total current assets	125,178	116,214

Property and equipment, net	26,394	25,250
Restricted cash	305	515
Goodwill	91,025	91,626
Other intangibles, net	37,671	44,802
Other assets	6,504	4,782

Total assets	$287,077	$283,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,784	$24,877
Deferred revenue - application services and customer deposits	54,682	54,421
Deferred revenue - consulting services	15,044	16,221
Capital lease obligations, short-term	758	1,101

Total current liabilities	92,268	96,620

Long-term deferred revenue - application services and customer deposits	547	777
Long-term deferred revenue - consulting services	12,168	9,594
Other liabilities	4,347	3,258
Capital lease obligations, long-term	232	519
Commitments and contingencies (Note 8)

Total liabilities	109,562	110,768

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 31,554,778 and 31,120,614 shares outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	254,434	247,764
Accumulated deficit	(77,965)	(75,918)
Treasury stock, at cost, 17,201 and no shares outstanding at June 30, 2009 and December 31, 2008, respectively	(221)	-
Accumulated other comprehensive income	1,267	575

Total stockholders’ equity	177,515	172,421

Total liabilities and stockholders’ equity	$287,077	$283,189

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(As restated) (1)		(As restated) (1)
Revenue:
Application	$42,914	$30,730	$84,118	$60,893
Consulting	6,179	7,172	13,058	12,839

Total revenue	49,093	37,902	97,176	73,732

Cost of revenue:
Application	10,590	6,356	20,279	12,646
Consulting	6,238	5,559	12,508	11,283

Total cost of revenue	16,828	11,915	32,787	23,929

Gross profit	32,265	25,987	64,389	49,803

Operating expenses:
Sales and marketing	17,039	11,832	32,892	22,502
Research and development	8,865	7,365	17,417	14,398
General and administrative	7,627	7,200	17,393	13,788
Restructuring and severance expense	-	281	-	281

Total operating expenses	33,531	26,678	67,702	50,969

Operating loss	(1,266)	(691)	(3,313)	(1,166)

Other income / (expense):
Interest income	54	518	194	1,296
Interest expense	(47)	(41)	(88)	(86)

Total other income, net	7	477	106	1,210

Income / (loss) before benefit from income taxes	(1,259)	(214)	(3,207)	44
Benefit from income taxes	(1,396)	(169)	(1,160)	(472)
Net income / (loss)	$137	$(45)	$(2,047)	$516

Net income / (loss) per share attributable to Class A common stockholders — basic	$0.00	$(0.00)	$(0.07)	$0.02
Net income / (loss) per share attributable to Class A common stockholders — diluted	$0.00	$(0.00)	$(0.07)	$0.02

Weighted-average Class A common shares — basic	30,417	25,708	30,341	25,538

Weighted-average Class A common shares — diluted	32,611	25,708	30,341	28,994

(1) See Note 2 "Restatement of Condensed Consolidated Financial Statements" of Notes to Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2009	2008
		(As Restated) (1)
Cash flows from operating activities:
Net income / (loss)	$(2,047)	$516
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	13,589	4,726
Loss on disposal of fixed assets	16	-
Amortization of tenant inducements	(76)	(76)
Stock-based compensation expense	4,951	5,251
Director fees settled with stock	126	119
Bad debt expense	528	100
Changes in assets and liabilities:
Accounts receivable	2,994	631
Prepaid expenses and other assets	(1,795)	(3,648)
Investment credits receivable	509	(1,393)
Accounts payable and accrued liabilities	(3,549)	3,877
Deferred revenue and customer deposits	1,206	9,039
Net cash provided by operating activities	16,452	19,142
Cash flows from investing activities:
Purchases of property and equipment	(5,340)	(3,625)
Change in restricted cash	210	210
Net cash used in investing activities	(5,130)	(3,415)
Cash flows from financing activities:
Principal payments on capital lease obligations	(630)	(24)
Treasury stock acquired to settle employee withholding liability	(339)	(572)
Proceeds from stock options exercised and ESPP shares	1,711	3,426
Net cash provided by financing activities	742	2,830
Effect of exchange rate changes on cash and cash equivalents	443	43
Increase in cash and cash equivalents	12,507	18,600
Cash and cash equivalents:
Beginning of period	49,462	86,135
End of period	$61,969	$104,735
Supplemental cash flow disclosures:
Cash paid for interest	$40	$1
Cash paid for income taxes	$271	$-
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$3,467	$2,487
Class B common stock exchanged for Class A common stock	$-	$96

(1) See Note 2 "Restatement of Condensed Consolidated Financial Statements" of Accompanying Notes to Condensed Consolidated Financial Statements.

Index

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business — Taleo Corporation and its subsidiaries (“the Company”) provide on-demand talent management solutions that enable organizations of all sizes to assess, acquire, develop, and align their workforces for improved business performance. The Company’s software applications are offered to customers primarily on a subscription basis.

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2008.  In the opinion of management, all adjustments necessary for a fair presentation have been made and include only normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

2. Restatement of Condensed Consolidated Financial Statements

As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008, subsequent to the issuance of the Company’s 2007 consolidated financial statements, the Company, under the direction of its Audit Committee, re-evaluated its historical and then-current practices with respect to the timing for recognition of application and consulting revenues in accordance with accounting principles generally accepted in the United States and determined that recognition of consulting revenue as a separate unit of accounting in a multi-element arrangement was not appropriate in certain of its customer arrangements in which application services and consulting services were sold in the same arrangement.  The Company has restated its unaudited condensed consolidated statement of operations and cash flows for the three and six months ended June 30, 2008 from the amounts previously reported to correct for these and other items described below. The after tax effect on previously reported net income of all adjustments for the three and six months ended June 30, 2008 was a decrease in net income of $1.2 million and $2.2 million, respectively.

Findings from the Company’s review of revenue recognition practices

Consulting Revenue — In the course of its review of revenue recognition practices, the Company determined that recognition of consulting revenue as a separate unit of accounting in a multi-element arrangement, pursuant to Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), was not appropriate in certain of its customer arrangements in which application services and consulting services were sold in the same arrangement.  The Company determined that consulting revenue should have been recognized ratably over the term of the application services agreement (typically three years) versus the Company’s historical practice of recognizing such revenue on the basis of proportional performance.  The effect of correcting this matter was to reduce previously reported revenue for the three and six months ended June 30, 2008 by $0.7 million and $1.5 million, respectively.

In the six months ended June 30, 2008, the Company had identified an adjustment related to certain consulting revenue contracts for which the revenue should have been recorded in prior periods. The adjustment was not recorded because it was not material, individually or in the aggregate, to the Company’s condensed consolidated financial statements in the period identified. This previously unrecorded adjustment was corrected in the restated financial statements included in the Company’s filing on Form 10-K for the year ended December 31, 2008.  The effect of this adjustment was to reduce previously reported revenue for the six months ended June 30, 2008 by $0.6 million.

Set-up Fees — Also in connection with the Company’s review, the Company determined that it should recognize revenue from set-up fees, an element of the Company’s application revenue, over the expected customer life of the arrangement versus the Company’s historical practice of recognizing such revenue over the term of the application services agreement.  The effect of correcting this matter was to reduce previously reported revenue for the three and six months ended June 30, 2008 by $37,000 and $0.1 million, respectively.

Index

In the three months ended June 30, 2008, the Company had identified an adjustment related to certain application revenue contracts for which the revenue should have been recorded in prior periods.  The adjustment was not recorded because it was not material, individually or in the aggregate, to the Company’s condensed consolidated financial statements in the period identified. This previously unrecorded adjustment was corrected in the restated financial statements included in the Company’s filing on Form 10-K for the year ended December 31, 2008. The effect of this adjustment was to reduce previously reported revenue for the three and six months ended June 30, 2008 by $0.1 million.

Other Adjustments

In the three months ended June 30, 2008, the Company had identified an adjustment related to stock-based compensation expense that was not recorded because it was not material, individually or in the aggregate, to the Company’s condensed consolidated financial statements in the period identified. This previously unrecorded adjustment was corrected in the restated financial statements included in the Company’s filing on Form 10-K for the year ended December 31, 2008. The correction was an adjustment to stock-based compensation expense.  The effect to previously reported pre-tax net income of this adjustment for the six months ended June 30, 2008 was to decrease pre tax net income by $24,000.

Adjustments related to CDTI tax expense were made to income tax expense resulting in a tax provision of $0.2 million for the three months ended June 30, 2008 and a tax benefit of $0.2 million for the six months ended June 30, 2008.

In addition, in the restated condensed consolidated statement of cash flows for the three and six months ended June 30, 2008 included in the Company’s filing on Form 10-K for the year ended December 31, 2008, the Company has made reclassifications to correct presentation of certain activity related to stock-based employee incentive programs and has corrected for certain other minor items.

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

Index

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30, 2008
	As Previously		As
	Reported	Adjustments	Restated

Revenue:
Application	$30,875	$(145)	$30,730
Consulting	7,929	(757)	7,172

Total revenue	38,804	(902)	37,902

Cost of revenue:
Application	6,356	-	6,356
Consulting	5,559	-	5,559

Total cost of revenue	11,915	-	11,915

Gross profit	26,889	(902)	25,987

Operating expenses:
Sales and marketing	11,832	-	11,832
Research and development	7,366	(1)	7,365
General and administrative	7,196	4	7,200
Restructuring and severance expense	281	-	281

Total operating expenses	26,675	3	26,678

Operating income / (loss)	214	(905)	(691)

Other income / (expense):
Interest income	518	-	518
Interest expense	(41)	-	(41)

Total other income, net	477	-	477

Income / (loss) before benefit from income taxes	691	(905)	(214)
Benefit from income taxes	(383)	214	(169)
Net income / (loss)	$1,074	$(1,119)	$(45)

Net income / (loss) per share attributable to Class A common stockholders — basic	$0.04	$(0.04)	$-
Net income / (loss) per share attributable to Class A common stockholders — diluted	$0.04	$(0.04)	$-

Weighted-average Class A common shares — basic	25,708	25,708	25,708

Weighted-average Class A common shares — diluted	29,070	29,070	25,708

Index

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Six Months Ended June 30, 2008
	As Previously		As
	Reported	Adjustments	Restated

Revenue:
Application	$61,076	$(183)	$60,893
Consulting	14,967	(2,128)	12,839

Total revenue	76,043	(2,311)	73,732

Cost of revenue:
Application	12,646	-	12,646
Consulting	11,283	-	11,283

Total cost of revenue	23,929	-	23,929

Gross profit	52,114	(2,311)	49,803

Operating expenses:
Sales and marketing	22,502	-	22,502
Research and development	14,399	(1)	14,398
General and administrative	13,763	25	13,788
Restructuring and severance expense	281	-	281

Total operating expenses	50,945	24	50,969

Operating income / (loss)	1,169	(2,335)	(1,166)

Other income / (expense):
Interest income	1,296	-	1,296
Interest expense	(86)	-	(86)

Total other income, net	1,210	-	1,210

Income before benefit from income taxes	2,379	(2,335)	44
Benefit from income taxes	(296)	(176)	(472)
Net income	$2,675	$(2,159)	$516

Net income per share attributable to Class A common stockholders — basic	$0.10	$(0.08)	$0.02
Net income per share attributable to Class A common stockholders — diluted	$0.09	$(0.07)	$0.02

Weighted-average Class A common shares — basic	25,538	25,538	25,538

Weighted-average Class A common shares — diluted	28,994	28,994	28,994

Index

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30, 2008
	As Previously		As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net income	$2,675	$(2,159)	$516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,726	-	4,726
Amortization of tenant inducements	(76)	-	(76)
Stock-based compensation expense	5,232	19	5,251
Director fees settled with stock	119	-	119
Bad debt expense	100	-	100
Interest earned on restricted cash	-	-	-
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	544	87	631
Prepaid expenses and other assets	(3,824)	176	(3,648)
Investment credits receivable	(1,393)	-	(1,393)
Accounts payable and accrued liabilities	4,355	(478)	3,877
Deferred revenue and customer deposits	6,818	2,221	9,039

Net cash by provided by operating activities	19,276	(134)	19,142

Cash flows from investing activities:
Purchases of property and equipment	(3,625)	-	(3,625)
Change in restricted cash	210	-	210
Acquisition of business, net of cash acquired	-	-	-

Net cash used in investing activities	(3,415)	-	(3,415)

Cash flows from financing activities:
Principal payments on capital lease obligations	(24)	-	(24)
Treasury stock acquired to settle employee withholding liability	-	(572)	(572)
Proceeds from stock options exercised and ESPP Shares	2,725	701	3,426

Net cash provided by financing activities	2,701	129	2,830

Effect of exchange rate changes on cash and cash equivalents	38	5	43

Increase in cash and cash equivalents	18,600	-	18,600
Cash and cash equivalents:
Beginning of period	86,135	-	86,135

End of period	$104,735	$-	$104,735

Supplemental cash flow disclosures:
Cash paid for interest	$1	$-	$1
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$2,487	$-	$2,487
Class B common stock exchanged for Class A common stock	$96	$-	$96
Treasury stock issued to employees under ESPP	$701	$(701)	$-
Treasury stock acquired to settle employee withholding liability	$573	$(573)	$-

Index

3. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) which also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company adopted SFAS No. 141(R) in the beginning of fiscal year 2009 and is currently assessing the impact on its results of operations, financial position, and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).  Consistent with the provisions of FSP 157-2, we elected to defer the adoption of SFAS 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis until January 1, 2009.  The Company adopted FSP 157-2 in the beginning of fiscal year 2009 and the adoption did not impact its consolidated financial statements.

In June 2009, The FASB issued SFAS No. 168 which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification, (the “Codification”), as the single source of authoritative nongovernmental Generally Accepted Accounting Principles (“GAAP”) in the United States.  The Codification will be effective for interim and annual periods ending after September 15, 2009, or as of July 1, 2009 for the Company.  Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities.  All other accounting literature not included in the Codification will be nonauthoritative.  The Company does not expect the adoption to have an impact on its results of operations, financial position, or cash flows.

4. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities.

5. Stock-Based Compensation

The Company issues stock options, restricted stock and performance share awards to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase programs.

Under the provisions of SFAS 123(R) Share-Based Payment, the Company recognizes the fair value of stock-based compensation in its condensed consolidated financial statements over the requisite service period of the individual grants, which generally is a four year vesting period.  The Company recognizes compensation expense for the stock options, restricted stock awards, performance share awards and Employee Stock Purchase Plan (“ESPP”) purchases on a straight-line basis over the requisite service period. There was no stock-based compensation expense capitalized during the six months ended June 30, 2009. Shares issued as a result of stock option exercises, ESPP purchases, and restricted stock awards and performance share awards are issued out of common stock reserved for future issuance under our stock plans.

Index

SFAS 123(R) resulted in the Company recording share-based compensation expense in the following expense categories:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
		As restated		As restated
Cost of revenue	$405	$326	$750	$633
Sales and marketing	711	887	1,169	1,522
Research and development	339	287	618	586
General and administrative	1,128	1,255	2,414	2,510
Total	$2,583	$2,755	$4,951	$5,251

Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model. The Company estimates the expected volatility of our common stock at the date of grant based on a combination of the Company’s historical volatility and the volatility of comparable companies, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company estimates an expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the three and six months ended June 30, 2009 and 2008, respectively. The Company elected to use the simplified method due to a lack of term length data as the Company had recently gone public in October 2005 and its options meet the criteria of the “plain-vanilla” option as defined by SAB 107. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of employee options. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, it amortizes the fair value on a straight-line basis over the requisite service period of the options that is generally four years.

Annualized estimated forfeiture rates based on the Company’s historical turnover rates have been used in calculating the cost of stock options. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

Common Stock Option Plans

At June 30, 2009, 5,264,671 shares were available for future grants under the Company’s stock option plans.

The following table presents a summary of the stock option activity under all stock option plans for the six months ended June 30, 2009 and related information:

	Number of Options	Weighted - Average Exercise Price
Outstanding — January 1, 2009	3,302,307	$15.23
Granted	63,000	$8.31
Exercised	(31,946)	$5.36
Forfeited	(185,024)	$22.88
Outstanding — March 31, 2009	3,148,337	$14.74
Granted	237,000	$15.56
Exercised	(68,435)	$9.87
Forfeited	(48,198)	$18.98
Outstanding — June 30, 2009	3,268,704	$14.84

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2009 was $9.85 and $8.88 per option, respectively.

The total intrinsic value of options exercised during the three and six months ended June 30, 2009 was $0.4 million and $0.5 million, respectively. As of June 30, 2009, the Company had 3,057,393 options vested or expected to vest over four years with an aggregate intrinsic value of $12.5 million and a weighted average exercise price of $14.71.

Index

The aggregate intrinsic value for options outstanding and exercisable at June 30, 2009 was $9.7 million with a weighted-average remaining contractual life of 6.25 years.

The Company recorded for Class A common stock options, $1.5 million and $3.1 million of compensation expense for the three and six months ended June 30, 2009, respectively and recorded $2.1 million and $4.0 million of compensation expense for the three and six months ended June 30, 2008, respectively.  Unamortized compensation cost was $9.5 million as of June 30, 2009. This cost is expected to be recognized over a weighted-average period of 2.3 years.

On April 17, 2009, exercisable options totaling 31,360 related to terminated employees of the Company were modified to extend their expiration date to May 30, 2009, 30 days after the Company became current with its SEC filing requirements.  The modification of these options resulted in an incremental share-based compensation expense of $47,000 during the second quarter of 2009.

Restricted Stock and Performance Shares

The fair value of restricted stock and performance shares is measured based upon the closing Nasdaq Global Market price of the underlying Company stock as of the date of grant. The Company uses historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. Restricted stock and performance share awards are amortized over the vesting period using the straight-line method.  The only performance condition for unvested performance shares outstanding as of June 30, 2009 is continued service to the Company.  Upon vesting, performance share awards convert into an equivalent number of shares of common stock. Unamortized compensation cost was $12.6 million as of June 30, 2009. This cost is expected to be recognized over a weighted-average period between 2.6 and 3.9 years.

The following table presents a summary of the restricted stock awards and performance share awards for the six months ended June 30, 2009 and related information:

	Performance	Restricted	Weighted—Average
	Share	Stock	Grant-
	Awards	Awards	Date Fair Value
Repurchasable/nonvested balance — January 1, 2009	39,278	432,710	$18.12
Awarded	643	7,332	$8.01
Released/vested	(3,749)	(39,595)	$13.92
Forfeited/cancelled	-	(1,313)	$24.04
Repurchasable/nonvested balance — March 31, 2009	36,172	399,134	$18.18
Awarded	424,164	259,811	$15.43
Released/vested	(13,672)	(96,197)	$17.44
Forfeited/cancelled	(429)	(2,250)	$19.93
Repurchasable/nonvested balance — June 30, 2009	446,235	560,498	$17.02

The Company recorded for restricted stock and performance share agreements, $0.9 million and $1.6 million of compensation expense for the three and six months ended June 30, 2009, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2008, respectively.

Employee Stock Purchase Plan

The Company recorded for the ESPP, $0.2 million and $0.3 million of compensation expense for the three and six months ended June 30, 2009, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2008, respectively. Unamortized compensation cost was $0.4 million as of June 30, 2009. This cost is expected to be recognized over the four month period ending October 31, 2009.  At June 30, 2009, there were 653,656 shares reserved for future issuance under the Company’s ESPP.

Reserved Shares of Common Stock

On May 28, 2009, the Company’s stockholders approved the adoption of the 2009 Equity Incentive Plan (“EIP”) with a share reserve of 5,200,000.  The 2009 EIP also assumes expired, unexercised options and forfeited or reacquired shares granted under the 1999 Stock Plan, 2004 Stock Plan and the 2005 Stock Plan and will be the primary stock plan for the Company’s future equity awards.

Index

The Company has reserved the following number of shares of Class A common stock as of June 30, 2009 for the awarding of  stock options and restricted stock awards, release of performance share awards, exercise of stock options and purchases under the employee stock purchase plan:

Stock Plans	9,328,148
Employee Stock Purchase Plan	653,656
Total	9,981,804

6. Intangible Assets and Goodwill

During the three and six months ended June 30, 2009, goodwill was reduced by $0.5 million and $0.6 million, respectively.  In the second quarter of 2009, the Vurv purchase price allocation was adjusted by $0.8 million to reduce certain accrued liabilities offset by a net $0.3 million in other adjustments consisting of customer invoices and vendor payables in connection with the Company’s July 1, 2008 acquisition of Vurv.  As of June 30, 2009, the Company had completed its purchase price allocation related to the Vurv acquisition.  All goodwill is reported in our application services operating segment.

Components of the Company's amortizable intangible assets are as follows (in thousands):

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$11,811	$(5,496)	$6,315	$11,811	$(3,904)	$7,907
Customer relationships	41,297	(10,287)	31,010	41,297	(4,906)	36,391
Trade name and other	291	(150)	141	280	(83)	197
Non-compete agreements	410	(205)	205	410	(103)	307
	$53,809	$(16,138)	$37,671	$53,798	$(8,996)	$44,802

Amortization of intangible assets was $3.6 million and $7.2 million for the three and six month periods ended June 30, 2009, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2008, respectively.

The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows:

Estimated Amortization Expense	(In thousands)
Remainder of 2009	$7,142
2010	11,308
2011	6,236
2012	3,732
2013	3,702
Thereafter	5,551
Total	$37,671

7. Income Taxes

For the three and six months ended June 30, 2009, the Company recorded an income tax benefit of approximately $1.4 million and $1.2 million, respectively.  The tax provision consists of minimal U.S. state income taxes, foreign income taxes and a $1.3 million tax benefit relating to the 2000 and 2001 Canadian income tax audit settlement.  The difference between the statutory rate of 34% and the Company’s quarterly effective tax rate ended June 30, 2009 of 110.6% on a loss before income taxes, which resulted in a benefit from income taxes, was due primarily to permanent differences related to non-deductible stock compensation expenses, the Canadian income tax audit settlement, state taxes and the utilization of acquired and operating net operating losses not previously benefited.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.  As of June 30, 2009 and March 31, 2009, the Company had recorded uncertain tax benefits of approximately $6.6 million and $6.5 million, respectively.  The incremental increase of $0.1 million was recorded for the 3 month ended June 30, 2009.

There could be a significant impact to the Company’s uncertain tax positions over the next twelve months depending on the outcome of the ongoing Canada Revenue Agency (“CRA”) audit. The Company has recorded income tax reserves believed to be sufficient to cover the ultimate resolution of the potential tax assessments for the open tax years.  In the event the CRA audit results in adjustments that exceed both the Company’s uncertain tax benefits and its available deferred tax assets, the Company’s Canadian subsidiary may become a tax paying entity in 2009 or in a prior year and may be required to pay penalties and interest.  Any such penalties and interest cannot be reasonably estimated at this time.

Index

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At June 30, 2009, accrued interest related to uncertain tax positions was less than $0.1 million. As the Company has net operating loss carryforwards for federal and state purposes, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years. With few exceptions, the Company is no longer subject to foreign income tax examinations by tax authorities for years before 2002.

In June 2009, the Company was issued a notice of assessment by the CRA to increase taxable income by approximately $3.8 million Canadian dollars with respect to its 2002 tax year.  These adjustments relate, principally, to its treatment of Canadian Development Technology Incentives (“CDTI”) tax credits and income and expense allocations recorded between the Company and its Canadian subsidiary.  The Company disagrees with the CRA’s basis for its proposed 2002 adjustments and intends to appeal its decision through applicable administrative and judicial procedures.  In December 2008, the Company was notified by the CRA of its intention to audit tax years 2003 through 2007.  No proposed assessment notices have been issued with respect to these open tax years.

The Company will seek U.S. tax treaty relief through the appropriate Competent Authority tribunals for the settlements entered into with the CRA and will seek treaty relief for all subsequent final settlements. Although the Company believes it has reasonable basis for its tax positions, it is possible an adverse outcome could have a material effect upon its financial condition, operating results or cash flows in a particular quarter or annual period.

8. Commitments and Contingencies

The Company leases certain equipment, internet access services and office facilities under non-cancelable operating leases or long-term agreements.  Our commitments to settle contractual obligations in cash under operating leases and other purchase obligations has not changed significantly from the “Commitments and Contingencies” table included in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following agreements entered into during the first six months of 2009:

On March 12, 2009, the Company extended the lease of the Quebec, Canada facility to December 31, 2012.  Payments related to this operating lease total $1.1 million over the term of the lease.

On May 31, 2009, the Company entered into an amendment to its software license and maintenance agreement for database software to be used in the production environment. This amendment requires total payments of approximately $5.4 million over the next two years.  Of the $5.4 million total payments, $2.0 million has been capitalized in property plant and equipment and will be depreciated over the next five years.

Litigation

Kenexa Litigations -   Kenexa BrassRing, Inc., (“Kenexa”) filed suit against the Company in the United States District Court for the District of Delaware on August 27, 2007.  Kenexa alleges that the Company infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining the Company from further infringement.  The Company answered Kenexa’s complaint on January 28, 2008.  On May 9, 2008, Kenexa filed a similar lawsuit against Vurv Technology, Inc. (“Vurv”) in the United States District Court for the District of Delaware, alleging that Vurv has infringed Patent Nos. 5,999,939 and 6,996,561, and seeking monetary damages and an order enjoining the Company from further infringement.  The Company answered Kenexa’s complaint on May 29, 2008. The Company acquired Vurv on July 1, 2008.  The Company’s management has reviewed these matters and believes that neither the Company’s nor Vurv’s software products infringe any valid and enforceable claim of the asserted patents.  The Company has engaged in settlement discussions with Kenexa, but no settlement agreement has been reached.  Litigation is ongoing with respect to these matters.

On June 30, 2008, the Company filed a reexamination request with the United States Patent and Trademark Office (“USPTO”), seeking reconsideration of the validity of Patent No. 6,996,561 based on prior art that the Company presented with the Company’s reexamination request.  Finding that the Company’s reexamination request raised a “substantial new question of patentability,” the USPTO ordered reexamination of Patent No. 6,996,561 on September 5, 2008.  On November 13, 2008, the USPTO issued an office action rejecting all of the claims of Patent No. 6,996,561 because they are either anticipated by or unpatentable over the prior art.  After comments by both parties to the reexamination, on June 4, 2009 the USPTO issued a subsequent action standing by its determination that the broadest claims of Patent No. 6,996,561 are unpatentable, but indicating patentability of other claims.  Both parties will have an opportunity to further comment on this recent action and/or appeal any further determination to the Board of Patent Appeals and Interferences.  Accordingly, the USPTO’s reexamination of Patent No. 6,996,561 is ongoing.

Index
In a separate action filed on June 25, 2008 in the United States District Court for the District of Delaware, Kenexa Technology, Inc. has asserted claims against the Company for tortious interference with contract, unfair competition, unfair trade practices, and unjust enrichment arising from the Company’s refusal to allow Kenexa employees to access and use the Company’s proprietary applications to provide outsourcing services to a Taleo customer, and seeking monetary damages and injunctive relief.  The Company answered Kenexa Technology, Inc.’s complaint on July 23, 2008.  On October 16, 2008, the Company amended its answer and filed counterclaims against Kenexa Technology, Inc., alleging copyright infringement, misappropriation of trade secrets, interference with contractual relations, and unfair competition arising from Kenexa’s unauthorized access and use of the Taleo products in the course of providing outsourcing services to the Company’s customers, and seeking declaratory judgment, monetary damages, and injunctive relief. The Company filed a motion to dismiss Kenexa’s claims on July 21, 2009 and a motion for preliminary injunction to enjoin Kenexa employees from accessing the Company's solutions deployed at joint customers of both companies on July 22, 2009.  A hearing on the Company's motion for preliminary injunction is set for August 28, 2009. Litigation is ongoing with respect to these matters.

Securities Claims - On November 14, 2008, following the announcement that the Company was re-evaluating certain of the Company’s historical and then current accounting practices, a shareholder class action lawsuit entitled Brett Johnson v. Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV-08-5182 SC, was filed in the United States District Court for the Northern District of California.  The complaint alleged violations of §10(b) of the Exchange Act and SEC Rule 10b-5.  The Johnson lawsuit was dismissed without prejudice on December 22, 2008.  On December 17, 2008, a second substantially similar shareholder lawsuit entitled Terrence Popyk v. Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV 08-5634 PH, was filed in the Northern District of California; the Popyk lawsuit was dismissed without prejudice on January 20, 2009.  On January 13, 2009, a third shareholder lawsuit entitled Scott Stemper v Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV 09-0151 JSW, was filed in the United States District Court for the Northern District of California.  On February 9, 2009, the court renamed the Stemper action “In re Taleo Corporation Securities Litigation” and appointed the Greater Pennsylvania Carpenter’s Pension Fund as lead plaintiff (the “Plaintiff”).  On June 15, 2009, the Plaintiff filed an amended complaint naming Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker as defendants (the “Amended Complaint”).

The Amended Complaint alleges that defendants engaged in securities fraud in violation of §10(b) of the Exchange Act and SEC Rule 10b-5.  The fraud allegations include a failure to apply GAAP in the reporting of quarterly and annual financial statements and securities prospectuses from the time of the Company’s initial public offering to recent filings with the SEC.  The complaint seeks an unspecified amount of damages on behalf of a purported class of individuals or institutions who purchased or acquired shares of the Company’s common stock between September 29, 2005 and November 12, 2008.  In response to the Amended Complaint, the defendants filed a motion to dismiss the lawsuit on July 31, 2009.  A hearing regarding the motion to dismiss is scheduled for November 13, 2009.

Other Matters -   In addition to the matters described above, the Company is subject to various claims and legal proceedings that arise in the ordinary course of its business from time to time, including claims and legal proceedings that have been asserted against the Company by customers, former employees and advisors and competitors.  The Company has accrued for estimated losses in the accompanying condensed consolidated financial statements for matters where the Company believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.  Based on currently available information, the Company’s management does not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, is likely to have a material adverse effect on the Company’s financial position or results of operations. However litigation is subject to inherent uncertainties and the Company’s views on these matters may change in the future.   Were an unfavorable outcome to occur in any one or more of those matters or the matters described above, over and above the amount, if any, that has been estimated and accrued in the Company’s condensed consolidated financial statements, it could have a material adverse effect on the Company’s business, financial condition, results of operations and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.
.
9. Net Income / (Loss) Per Share

For the three and six months ended June 30, 2009, the Company had net income / (loss) of $0.1 million and $(2.0) million, respectively.  During the three and six months ended June 30, 2008, the Company had net loss of $(45,000) and net income of $0.5 million, respectively. Diluted net income per share is calculated based on outstanding Class A common stock, stock options, ESPP shares and exchangeable shares. Exchangeable shares are represented by Class B common stock. Each exchangeable share was convertible into one share of Class A common stock.  Therefore, exchangeable shares are included in the calculation of fully diluted earnings per share during periods in which the Company had net income.  No exchangeable shares were outstanding during the three and six months ended June 30, 2009.

For the six months ended June 30, 2009, antidilutive securities, consisting of stock options, unvested restricted stock and unvested restricted stock units aggregated on a weighted average share basis to 974,218 were not included in the diluted net income per share calculation.

Index

Allocation on net income / (loss) is as follows:

	Three Months Ended June 30,
	2009		2008
	Class A	Class B	Class A	Class B
	Common	Common(1)	Common	Common(1)
	(In thousands, except per share data)
			(As restated)
Allocation of net income / (loss)	$137	$-	$(45)	$-
Weighted-average shares outstanding — basic	30,417	-	25,708	462
Weighted-average shares outstanding — diluted	32,611	-	25,708	656
Net income / (loss) per share — basic	$0.00	$-	$0.00	$-
Net income / (loss) per share — diluted	$0.00	$-	$0.00	$-

	Six Months Ended June 30,
	2009		2008
	Class A	Class B	Class A	Class B
	Common	Common(1)	Common	Common(1)
	(In thousands, except per share data)
			(As restated)
Allocation of net income / (loss)	$(2,047)	$-	$516	$-
Weighted-average shares outstanding — basic	30,341	-	25,538	512
Weighted-average shares outstanding — diluted	30,341	-	28,994	656
Net income / (loss) per share — basic	$(0.07)	$-	$0.02	$-
Net income / ( loss) per share — diluted	$(0.07)	$-	$0.02	$-

(1)	Class B common stock is non-participating in periods of net income or net losses and as a result has no attribution of earnings or losses for the purposes of calculating earnings per share.

Effective for interim and annual periods beginning after December 15, 2008, and applied retrospectively, FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, requires use of the two-class method to calculate earnings per share when non-vested restricted stock awards are eligible to receive dividends (i.e., participating securities), even if the Company does not intend to declare dividends. Although the Company’s unvested restricted stock awards are eligible to receive dividends, they are not significant as compared with total weighted average diluted shares outstanding and there is no impact on the Company’s earnings per share calculation in applying the two-class method.

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

Index

The following table presents a summary of operating segments:
	Application	Consulting	Total
	(In thousands)
Three Months Ended June 30, 2009:
Revenue	$42,914	$6,179	$49,093
Contribution margin(1)	$23,459	$(59)	$23,400
Three Months Ended June 30, 2008	(As restated)
Revenue	$30,730	$7,172	$37,902
Contribution margin(1)	$17,009	$1,613	$18,622

	Application	Consulting	Total
	(In thousands)
Six Months Ended June 30, 2009:
Revenue	$84,118	$13,058	$97,176
Contribution margin(1)	$46,422	$550	$46,972
Six Months Ended June 30, 2008	(As restated)
Revenue	$60,893	$12,839	$73,732
Contribution margin(1)	$33,849	$1,556	$35,405

(1) The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Profit Reconciliation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
		(As restated)		(As restated)
Contribution margin for operating segments	$23,400	$18,622	$46,972	$35,405
Sales and marketing	(17,039)	(11,832)	(32,892)	(22,502)
General and administrative	(7,627)	(7,200)	(17,393)	(13,788)
Restructuring and severance expense	-	(281)	-	(281)
Interest and other income, net	7	477	106	1,210
Income / (loss) before provision / (benefit) for income taxes	$(1,259)	$(214)	$(3,207)	$44

Geographic Information:

Revenue attributed to a country or region includes sales to multinational organizations and is based on the country of location of the legal entity that is the contracting party for the Company. The Company’s U.S. entity is the contracting party for all sales agreements in the United States and the Company’s Canadian entity is the contracting party for all Taleo Enterprise Edition sales agreements in Canada. Prior to January 1, 2005, certain of the Company’s subsidiaries outside of North America were the contracting parties for sales transactions within their regions. After January 1, 2005, the Company’s U.S. entity has been the contracting party for all new sales agreements and renewals of existing sales agreements entered into with customers outside of North America. While Vurv generally contracted with customers outside of the U.S. via a local subsidiary, renewals of such existing agreements going forward will be with a U.S. entity.  Accordingly, the geographic mix of total revenue identified to our subsidiaries outside of North America should decline.  Revenues as a percentage of total revenues based on the country of location of the Company’s contracting entity are as follows:

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(As restated)		(As restated)
United States	96%	94%	97%	94%
Canada	4%	6%	3%	6%
	100%	100%	100%	100%

The geographic mix of application services revenue based on the location of the customer’s contracting entity in the three and six month ended June 30, 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(As restated)		(As restated)
United States	84%	82%	84%	83%
Canada	3%	6%	3%	6%
Europe	9%	8%	9%	7%
Rest of the world	4%	4%	4%	4%
	100%	100%	100%	100%

During the three and six months ended June 30, 2009 and 2008, there were no customers that individually represented greater than 10% of the Company’s total revenue or accounts receivable, respectively.

11. Comprehensive Income / (Loss)

Comprehensive income (loss), net of income taxes, includes foreign currency transaction gains and losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
		(As restated)		(As restated)
Net income / (loss)	$137	$(45)	$(2,047)	$516
Net foreign currency transaction gain / (loss)	1,016	66	691	(229)
Comprehensive income / (loss)	$1,153	$21	$(1,356)	$287

12. Restructuring, Severance and Exit Costs

Restructuring

During the second quarter of 2008, the Company initiated a restructuring plan (the “Plan”) to reorganize the Company as a result of the Vurv acquisition.  The Plan was completed in the fourth quarter of 2008 and resulted in the termination of approximately 34 persons throughout the organization and the closure of certain U.S. and international facilities. During the six months ended June 30, 2009, the Company incurred no restructuring expense.

At June 30, 2009, the Company had no future liability related to restructuring charges in its condensed consolidated balance sheet. The Company recognized restructuring costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

	Severance	Facility closure	Total liability
Restructuring expense	(In thousands)
Liability at January 1, 2009	$271	$-	$271
Cash payments in the first quarter of 2009	(271)	-	(271)
Liability at June 30, 2009	$-	$-	$-

Exit Costs –San Francisco Lease

Index

During July 2006, the Company moved its corporate offices from San Francisco, California to Dublin, California. As a result of this relocation, the Company has recorded a provision for the exit from the San Francisco facility in accordance with SFAS 146  Accounting for Costs Associated with Exit or Disposal Activities.  As a part of this provision, the Company has taken into account that on October 19, 2006, it entered into an agreement to sublease its San Francisco facility, consisting of approximately 12,000 square feet. As of June 30, 2009, pursuant to the lease for the Company’s San Francisco facility, cash payments totaling $33,000 remain to be made through July 2009, the facility contract termination date, and the associated remaining unpaid lease costs, net of sublease rental income of $24,000, as of June 30, 2009 is approximately $9,000. The total estimated cost associated with the exit from the San Francisco facility is $0.4 million.  No expense was recorded for the San Francisco facility during the six months ended June 30, 2009.

	Lease payments	Sublease rental income	Net liability
Liability for the Remaining Net Lease Payments for the San Francisco Facility	(In thousands)
Liability at January 1, 2009	$227	$(170)	$57
Cash receipts / (payments)	(97)	73	(24)
Liability at March 31, 2009	130	(97)	33
Cash receipts / (payments)	(97)	73	(24)
Liability at June 30, 2009	$33	$(24)	$9

13. Subsequent Events

On July 10, 2009, the Company informed the former Vurv stockholders of indemnification claims against the 0.5 million shares in escrow for losses incurred by the Company as a result of certain breaches of the representations and warranties contained in the Agreement and Plan of Reorganization.  The Company requested approximately 238,000 shares be released to the Company to cover such losses and approximately 240,000 shares be released to the former Vurv stockholders.  While the Company believes it has a valid claim against the 238,000 shares that remain in escrow, negotiations related to this matter are in the preliminary stages.  The former Vurv stockholders have objected to all of the Company’s escrow claims and the outcome of these claims is uncertain. The Company may not recover any of the amounts claimed.  The Company has evaluated subsequent events through August 6, 2009, the date the Company filed its Form 10-Q for the quarter ended June 30, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, cost of revenue, tax and accounting estimates, cash, cash equivalents and cash provided by operating activities, the demand and expansion opportunities for our products, our customer base, our competitive position, and the impact of the current economic environment on our business. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” or included elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2008. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We offer two suites of talent management solutions: Taleo Enterprise Edition and Taleo Business Edition. Taleo Enterprise Edition is designed for larger, more complex organizations. Taleo Business Edition is designed for smaller, less complex organizations, standalone departments and divisions of larger organizations, and staffing companies.  Our revenue is primarily

Index

earned through subscription fees charged for accessing and using these solutions. Our customers generally pay us in advance for their use of our solutions, and we use these cash receipts to fund our operations. Our customers generally pay us on a quarterly or annual basis.

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

However, if general economic conditions worsen or fail to improve, we will likely continue to experience the conditions that began in the first quarter of 2008 of increased delays in our sales cycles and increased pressure from prospective customers to offer discounts higher than our historical practices. Additionally, while our renewal rates on a dollar-for-dollar basis in the first half of 2009 were strong, we may experience increased pressure from existing customers to renew expiring software subscriptions agreements at lower rates, and certain of our customers may attempt to negotiate lower software subscription fees for existing arrangements because of downturns in their businesses. Additionally, certain of our customers have become or may become bankrupt or insolvent as a result of the current economic downturn.  To date, we have not been negatively impacted in a material way by customer bankruptcies but if a significant customer were to declare bankruptcy, we could lose all revenue from such customer or payments might be delayed during bankruptcy proceedings.

In July 2008, we acquired Vurv Technology, Inc. (“Vurv”), a provider of on demand talent management software.  The Vurv acquisition provided new customer relationships and intellectual property.  This acquisition also had a significant impact on revenue and expenses.

Sources of Revenue

     We derive our revenue from two sources: application revenue and consulting revenue.

Application Revenue

 Application revenue is generally comprised of subscription fees from customers accessing our applications, which includes the use of application, data hosting, and maintenance of the application. The majority of our application subscription revenue is recognized monthly over the life of the application agreement, based on a stated, fixed-dollar amount. Revenue associated with our Taleo Contingent solution was recognized based on a fixed contract percentage of the dollar amount invoiced for contingent labor through use of the application. Effective March 2007, we ceased entering into agreements to provide time and expense processing as a component of our Taleo Contingent solution. As a result, Taleo Contingent time and expense processing activity declined in 2007 and ended during the three months ended June 30, 2008.

The term of our application agreements signed with new customers purchasing Taleo Enterprise Edition in the second quarters of 2009 and 2008 was typically three or more years. The term of application agreements for new customers purchasing Taleo Business Edition in the second quarters of 2009 and 2008 was typically one year. Application agreements entered into during the three and six months ended June 30, 2009 and 2008 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations.

Consulting Revenue

     Consulting revenue consists primarily of fees associated with application configuration, integration, business process re-engineering, change management, and education and training services. From time to time, certain of our consulting projects are subcontracted to third parties. Our customers may also elect to use unrelated third parties for the types of consulting services that we offer. Our typical consulting contract provides for payment within 30 to 60 days of the customer’s receipt of invoice.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of application revenue primarily consists of expenses related to hosting our application and providing support, including employee related costs, depreciation expense associated with computer equipment and amortization of intangibles from

Index

acquisitions. We allocate overhead such as rent and occupancy charges, information system cost, employee benefit costs and depreciation expense to all departments based on employee count. As such, overhead expenses are reflected in each cost of revenue and operating expense category. We currently deliver our solutions from ten data centers that host the applications for all of our customers.  In the second half of 2009, we expect to consolidate two of our data centers into existing data centers to reduce future cost.

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

Research and Development

Research and development expenses consist primarily of salaries and related expenses, allocated overhead, and third-party consulting fees. Our expenses are net of the tax credits we receive from Revenue Quebec and the Canada Revenue Agency.  We focus our research and development efforts on increasing the functionality and enhancing the ease of use and quality of our applications, as well as developing new products and enhancing our infrastructure.

General and Administrative

 General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resource, legal, operations and management information systems personnel, professional fees, board compensation and expenses, expenses related to potential mergers and acquisitions, other corporate expenses, foreign exchange gains / (losses) and allocated overhead.

In our “Results of Operations” below, we have included two types of tables: period over period changes in income statement line items, and summaries of the key changes in expenses by natural category for each expense line item.

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

There have been no significant changes in our critical accounting policies and estimates during the first six months of 2009 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

As previously disclosed, we have restated our unaudited condensed consolidated statement of operations and cash flows for the three and six months ended June 30, 2008.   For additional information about the restatement, please see Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements, in Item 1. The following discussion and analysis of our financial results of operations incorporates the restated amounts.

Index

The following tables set forth certain unaudited condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Condensed Consolidated Statement of Operations Data:
Revenue:
Application	87%	81%	87%	83%
Consulting	13%	19%	13%	17%
Total revenue	100%	100%	100%	100%
Cost of revenue (as a percent of related revenue):
Application	25%	21%	24%	21%
Consulting	101%	78%	96%	88%
Total cost of revenue	34%	31%	34%	32%
Gross profit	66%	69%	66%	68%
Operating expenses:
Sales and marketing	35%	31%	34%	31%
Research and development	18%	19%	18%	20%
General and administrative	16%	19%	18%	19%
Restructuring and severance expense	0%	1%	0%	0%
Total operating expenses	68%	70%	70%	69%
Operating loss	(3)%	(2)%	(3)%	(2)%
Other income (expense):
Interest income	0%	1%	0%	2%
Interest expense	0%	0%	0%	0%
Total other income, net	0%	1%	(2)%	2%
Income / (loss) before provision / (benefit) for income taxes	(3)%	(1)%	(3)%	0%
Provision / (benefit) for income taxes	(3)%	0%	(1)%	(1)%
Net income / (loss)	0%	0%	(2)%	1%

Comparison of the Three and Six Months Ended June 30, 2009 and 2008

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(In thousands)				(In thousands)
Application revenue	$42,914	$30,730	$12,184	40%	$84,118	$60,893	$23,225	38%
Consulting revenue	6,179	7,172	(993)	(14)%	13,058	12,839	219	2%
Total revenue	$49,093	$37,902	$11,191	30%	$97,176	$73,732	$23,444	32%

Application revenue increased due to successful renewals of existing customers, sales to new customers, sales of additional applications and broader roll out of our applications by existing customers, and the addition of customers through our acquisition of Vurv on July 1, 2008.  Application revenue for our larger more complex organizations increased by $10.3 million and $19.4 million for the three and six months ended June 30, 2009, respectively. Application revenue for small business product lines increased by $1.9 million and $3.8 million for the three and six months ended June 30, 2009, respectively. The product line revenue changes above include revenue from legacy Vurv product lines of $6.5 million and $13.3 million for three and six months ended June 30, 2009, respectively, which we acquired as a result of our acquisition of Vurv. During the six months ended June 30, 2009, new sales of our product lines for smaller, less complex organizations were more negatively affected by the economic downturn than new sales of our product lines for larger, more complex organizations.  Our list prices for application services have remained relatively consistent on a year-over-year basis, and renewals of application services for larger more complex organization, on a dollar-for-dollar basis, remained strong at greater than 95%.  For the remainder of 2009, we expect to see renewals in the same range, but unexpected events, such as bankruptcy filings within our customer base, may negatively impact our renewal trends. We expect application revenue to increase over the remainder of 2009.

Index

Our consulting revenue comes from two kinds of engagements: standalone consulting engagements which are not associated with new product implementations and bundled consulting engagements which are associated with new product implementations.   Standalone consulting engagement revenue is generally recognized when the services are performed, while bundled consulting engagement revenue is generally recognized ratably over the term of the associated application services term with a significant portion of revenue deferred to periods beyond the period in which services were performed.  For the three month period ended June 30, 2009, consulting revenue decreased due to a reduction in standalone consulting engagements and also due to a decrease in revenue from previously deferred bundled consulting engagements as compared to the same period in 2008.   The increase in consulting revenue for the six month period ended June 30, 2009 was due to an increase in revenue from previously deferred bundled consulting engagements compared to the same period in 2008.  We expect total consulting revenue to decrease over the remainder of the year.

Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(In thousands)				(In thousands)
Cost of revenue - application	$10,590	$6,356	$4,234	67%	$20,279	$12,646	$7,633	60%
Cost of revenue - consulting	6,238	5,559	679	12%	12,508	11,283	1,225	11%
Cost of revenue - total	$16,828	$11,915	$4,913	41%	$32,787	$23,929	$8,858	37%

Cost of revenue – application- summary of changes

	Change from 2008 to 2009
	Three Months Ended	Six Months Ended
	June 30,	June 30,
Employee related costs	$1,108	$2,081
Hosting facility cost	1,532	2,711
Depreciation and amortizaton	795	1,565
Various other expense	799	1,276
	$4,234	$7,633

 During the three and six months ended June 30, 2009, the increases in cost of application revenue was primarily driven by an increase in hosting facility expenses, employee related cost and depreciation and amortization expense.  We incurred additional hosting facility costs related to legacy Vurv applications (including third party software costs, internet bandwidth costs, depreciation and other costs associated with legacy Vurv hosting facilities added July 1, 2008).  We also incurred additional hosting expenses related to the opening of our production data center in Amsterdam in the fourth quarter of 2008.  Our net headcount increased by 82 persons (62 customer service and 20 production) as compared to the same quarter in the prior year (including the addition of 47 former Vurv employees (40 customer service and 7 production) as we continued to focus on improving customer service by adding technical support headcount to meet our customer needs.  Additionally, we incurred additional amortization expenses attributable to the amortization of intangible assets obtained from the acquisition of Vurv.  We expect cost of application revenue to remain flat in terms of absolute dollars for the remainder of the year.

Cost of revenue – consulting - summary of changes
	Change from 2008 to 2009
	Three Months Ended	Six Months Ended
	June 30,	June 30,
Employee related costs	$347	$965
Professional services	97	74
Travel and entertainment	54	(162)
Various other expense	181	348
	$679	$1,225

During the three and six months ended June 30, 2009, the increase in cost of consulting revenue was primarily driven by an increase in employee related costs related to a net headcount increase of 30 persons as compared to the same period in the prior year (including the addition of 31 former Vurv employees on July 1, 2008).  The net increase in professional services cost resulted from an increase in costs associated with outsourcing the conversion of Vurv legacy small business customers to Taleo products.  Additionally, various other expenses increased as a result of the acquisition of Vurv and the overall expansion of our operations.  We expect cost of consulting revenue to remain flat in absolute dollars   for the remainder of the year.

Index

Gross Profit and Gross Profit Percentage

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(In thousands)				(In thousands)
Gross profit
Gross profit — application	$32,324	$24,374	$7,950	33%	$63,839	$48,247	$15,592	32%
Gross profit — consulting	(59)	1,613	(1,672)	(104)%	550	1,556	(1,006)	(65)%
Gross profit — total	$32,265	$25,987	$6,278	24%	$64,389	$49,803	$14,586	29%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	% change	2009	2008	% change
Gross profit percentage
Gross profit percentage — application	75%	79%	-4%	76%	79%	(3)%
Gross profit percentage — consulting	(1)%	22%	(23)%	4%	12%	(8)%
Gross profit percentage — total	66%	69%	(3)%	66%	68%	(2)%

Gross profit – application

The lower gross profit percentage on application revenue during the three and six months ended June 30, 2009 compared to the same periods in 2008 was driven predominantly by incremental hosting costs as a result of the Vurv acquisition and higher hosting costs associated with increasing the scalability of the existing Taleo hosting environment.  Additionally, Vurv’s gross profit percentage on application revenue was lower than Taleo’s on a standalone basis and as a result negatively impacted the consolidated gross profit percentage on application revenue for the three month and six months ended June 30, 2009.  Gross profit was further reduced by additional costs incurred to improve the quality of our customer service as a result of the additional 62 headcount, and amortization of intangibles associated with the acquisition of Vurv.

Gross profit – consulting

The lower gross profit percentage on consulting revenue in the three months and six months ended June 30, 2009 resulted from a reduction in standalone consulting engagements, and also from a decrease in revenue from previously deferred bundled consulting engagements, and increases in cost of consulting revenue resulting from increased headcount, professional services and various others expenses compared to the same periods in 2008.
Operating expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(In thousands)				(In thousands)
Sales and marketing	$17,039	11,832	$5,207	44%	$32,892	$22,502	$10,390	46%
Research and development	8,865	7,365	1,500	20%	17,417	14,398	3,019	21%
General and administrative	7,627	7,200	427	6%	17,393	13,788	3,605	26%
Restructuring and severance expense	-	281	(281)	*	-	281	(281)	*
Total operating expenses	$33,531	$26,678	$6,853		$67,702	$50,969	$16,733

* not meaningful

Index

Sales and marketing- summary of changes

	Change from 2008 to 2009
	Three Months Ended	Six Months Ended
	June 30,	June 30,
Amortization	$2,737	$5,476
Employee related costs	1,235	2,430
Travel and entertainment cost	441	330
Marketing expenses	377	1,430
Various other expense	417	724
	$5,207	$10,390

       During the three and six months ended June 30, 2009, the increase in sales and marketing expense was primarily driven by an increase in amortization expenses attributable to the amortization of intangible assets obtained from the acquisition of Vurv, a net headcount increase of 48 persons as compared to the same period in the prior year (including the addition of 22 former Vurv employees on July 1, 2008) and marketing expenditures (including travel) related to tradeshows and demand generation efforts primarily related our Taleo Business Edition product.  Additionally, various other expenses increased as a result of the acquisition of Vurv and the overall expansion of our operations.  We expect sales and marketing cost to remain constant in terms of dollars for the remainder of the year.

Research and development– summary of changes
	Change from 2008 to 2009
	Three Months Ended	Six Months Ended
	June 30,	June 30,
Employee related costs	$1,280	$2,430
Software support	(147)	(342)
Various other expense	367	931
	$1,500	$3,019

During the three and six months ended June 30, 2009, the increase in research and development expense was primarily driven by a net headcount increase of 71 persons as compared to the same period in the prior year (including the addition of 38 former Vurv employees on July 1, 2008) and an increased use of offshore third party providers of outsourced development.  These development cost increases were partially offset by cost savings resulting from product release costs incurred in the first half of 2008, but not in the first half of 2009.  Additionally, various other expenses increased as a result of the acquisition of Vurv and the overall expansion of our operations.   We expect research and development cost to increase in absolute dollars for the remainder of the year.

General and administrative– summary of changes
	Change from 2008 to 2009
	Three Months Ended	Six Months Ended
	June 30,	June 30,
Employee related costs	$248	$997
Consultants / temporary help	90	831
Audit	(254)	(59)
Bad debt reserve	(57)	428
Foreign currency loss	60	730
Various other expense	340	678
	$427	$3,605

   During the three and six months ended June 30, 2009, the increase in general and administrative expense was primarily driven by a net headcount increase of 28 persons as compared to the same quarter in the prior year (including the addition of 13 former Vurv employees).  The outside consulting and temporary help expense increase resulted from the evaluation of our historical revenue practices associated with the restatement reflected in our annual report on Form 10-K for the period ended December 31, 2008.  Audit fees decreased during the three and six months ended June 30, 2009 primarily due to a change in the methodology for recording fees associated with the year-end audit.  In prior years we recognized annual audit fees ratably over the year; however we now record the expense in the quarter which the work is performed. Additionally annual audit fees decreased for 2009. These decreases were partially offset by audit fees related to the evaluation of our historical revenue practices associated with the restatement reflected in our annual report on Form 10-K for the period ended December 31, 2008.  For the six months ended June 30, 2009, bad debt expense increased primarily from at-risk receivables associated with legacy Vurv customers while for the three months ended June 30, 2009 bad debt expense decreased as a result of reduced exposure compared to the same period in 2008.  Various other expenses increased primarily from new headcount and expansion of our operations including the acquisition of Vurv on July 1, 2008.  We expect general and administrative cost to increase in absolute dollars for the remainder of the year.

Index

Contribution Margin – Operating Segments

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(In thousands)				(In thousands)
Contribution Margin (1)
Contribution margin — application	$23,459	$17,009	$6,450	38%	$46,422	$33,849	$12,573	37%
Contribution margin — consulting	(59)	1,613	(1,672)	(104)%	550	1,556	(1,006)	(65)%
Contribution margin — total	$23,400	$18,622	$4,778	26%	$46,972	$35,405	$11,567	33%

(1) The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Application contribution margin increased primarily due to the increase in legacy Taleo product revenue and legacy Vurv product revenue.  This increase was offset by a lower gross margin associated with legacy Vurv products and increases in product development expenses.  The explanation for the change in consulting contribution margin is consistent with the explanation for the change in consulting gross profit.

Other income (expense)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(In thousands)				(In thousands)
Interest income	$54	$518	$(464)	(90)%	$194	$1,296	$(1,102)	(85)%
Interest expense	(47)	(41)	(6)	15%	(88)	(86)	(2)	2%
Total other income, net	$7	$477	$(470)	(99)%	$106	$1,210	$(1,104)	(91)%

Interest income and interest expense

     Interest income — The decrease in interest income is primarily attributable to a reduction in the overall cash balance resulting from the acquisition of Vurv in July 2008 and a lower average interest rate during the second quarter of 2009 compared to the same period in the prior year.

   Interest expense — There was no significant change in interest expense during the second quarter of 2009 compared to the same period in the prior year.

Benefit from income taxes

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(In thousands)				(In thousands)
Benefit from income taxes	$(1,396)	$(169)	$(1,227)	726%	$(1,160)	$(472)	$(688)	146%

The increase in income tax benefit at June 30, 2009 is due principally to the 2000 and 2001 Canadian income tax audit settlement which resulted in a tax benefit of approximately $1.3 million.  The difference between the statutory rate of 34% and our quarterly effective tax rate ended June 30, 2009 of 110.6% on a loss before income taxes, which resulted in a benefit from income taxes, was due primarily to permanent differences related to non-deductible stock compensation expenses, the Canadian income tax audit settlement, state taxes and the utilization of acquired and operating net operating loss not previously benefited.

At June 30, 2009, we continue to maintain a valuation allowance against our remaining U.S. deferred tax assets since it was determined to be more likely than not these assets would not be realized. If, based on the operating results of 2009 and a review of the realizability of our deferred tax assets, we were to conclude that some or all of our deferred tax asset valuation allowance was not required, this would likely have a material impact on our financial results in the form of a benefit to the income tax rate.  However, there can be no assurance that any reduction of our valuation allowance will actually occur until all requirements are achieved.

Index

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

Liquidity and Capital Resources

At June 30, 2009, our principal source of liquidity was a net working capital balance of $32.9 million, including cash and cash equivalents totaling $62.0 million.

	Six Months Ended
	June 30,
	2009	2008	$ change	% change
	(In thousands)
Cash provided by operating activities	$16,452	$19,142	$(2,690)	-14%
Cash used in investing activities	(5,130)	(3,415)	(1,715)	50%
Cash provided by financing activities	742	2,830	(2,088)	-74%

Net cash provided by operating activities was $16.5 million for the six months ended June 30, 2009 compared to $19.1 million for the six months ended June 30, 2008. Consistent with prior periods, cash provided by operating activities has historically been affected by revenues, changes in working capital accounts, particularly changes in deferred revenue, customer deposits and add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Specifically, stock-based compensation expense for the six months ended June 30, 2009 was $5.0 million versus $5.3 million during the six months ended June 30, 2008. This decrease was the result of fully vesting stock options exceeding new stock option and restricted stock grants in 2009.  Additionally, depreciation and amortization expense increased by $8.9 million in the first six months of 2009 compared to the same period in the previous year primarily due to the addition of intangible assets associated with the acquisition of Vurv in July 2008.  The change in accounts receivable increased due to an increase in billings compared to the same period in 2008, however we continue to emphasize cash collections.  The change in deferred revenue decreased in the current period due to fluctuations resulting from the mix of annual and quarterly application billings combined with the timing of billings and the timing of the application revenue recognized associated with those contracts.   The change in accounts payable and accrued liabilities decreased in the current period due to payments associated with liabilities incurred in prior periods related to our revenue restatement and purchases under the Employee Stock Purchase Plan which occurred in May 2009.

Net cash used in investing activities was $5.1 million for the six months ended June 30, 2009 compared to net cash used in investing activities of $3.4 million for the six months ended June 30, 2008. This increase between periods was due to the increase in acquisition of property plant & equipment over the prior year as we took advantage of favorable equipment pricing extended by our vendors.

Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2009, compared to net cash provided by financing activities of $2.8 million for the six months ended June 30, 2008. This decrease was primarily due to an increase of cash used for payments of capital lease obligations of $0.6 million as compared to the previous year as a result of capital assumed with the acquisition of Vurv and, a decrease in stock exercises and treasury stock acquired to settle employee withholding liability resulting primarily from the decrease in our stock price over the same period in the previous year.

We believe our existing cash and cash equivalents and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.  Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new applications and enhancements to existing applications, and the continuing market acceptance of our applications. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing. For example if we exercise our option to purchase Worldwide Compensation, a privately held company that provides compensation management solutions, in the second half of 2009, the impact on our cash and cash equivalents balance could be significant.  Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

Index

Our principal commitments consist of capital leases, obligations under leases for office space, operating leases for computer equipment and for third-party facilities that host our applications. Our commitments to settle contractual obligations in cash under operating leases and other purchase obligations has not changed significantly from the “Contractual Obligations” table included in our Annual Report on Form 10-K for the year ended December 31, 2008 except for the following agreements entered into during the first six months of 2009:

On March 12, 2009, we extended the lease of Quebec, Canada facility to December 31, 2012.  Payments related to this operating lease total $1.1 million over the term of the lease.

On May 31, 2009, the Company entered into an amendment to its software license and maintenance agreement for database software to be used in the production environment. This amendment requires total payments of approximately $5.4 million over the next two years.  Of the $5.4 million total payments, $2.0 million has been capitalized in property plant and equipment and will be amortized over the next five years.

Legal expenditures could also affect our liquidity. We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. See Note 8 “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Currency Exchange Risk

Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. In the three and six months ended June 30, 2009, 4% and 11% of our revenue was denominated in Canadian dollars and currencies other than the U.S. or Canadian dollar, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our largest research and development operations that are maintained in Canada.  Additionally a portion of expenses are incurred outside of North America where our other international sales offices are located and third party development is performed.  Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, British pound sterling, Euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the three and six months ended June 30, 2009, the Canadian dollar weakened by approximately 14% and 17%, respectively, against the U.S. dollar on an average basis compared to the same period in the prior year. This change in value did not have a significant effect on our earnings and should not have a significant effect on future earnings as the foreign currency exchange risk impact on revenues is offset by the impact on expenses. If the currencies noted above uniformly fluctuated by plus or minus 500 basis points from our estimated rates, we would expect our results to change by approximately minus or plus $0.8 million. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $62.0 million at June 30, 2009. This compares to $49.5 million at December 31, 2008. These amounts were held primarily in cash or money market funds. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

Index

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 8, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report is incorporated herein by reference.

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

With the exception of the year ended December 31, 2007, we have incurred annual losses in every year since our inception. As of June 30, 2009 we had incurred aggregate net losses of $64.2 million, which is our accumulated deficit of $78.0 million less $13.8 million of dividends and issuance costs on preferred stock. In the three and six months ended June 30, 2009, we incurred net income of $0.1 million and a net loss of $(2.0) million, respectively.  We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future.  As we continue to incur costs associated with regulatory compliance and being a public company and implement initiatives to grow our business, which include, among other things, acquisitions, international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from achieving or sustaining profitability. As a result, our business could be harmed and our stock price could decline. In the six months ended June 30, 2009, we incurred losses largely as a result of amortization expense associated with our recent acquisition of Vurv Technology, Inc. (“Vurv”) on July 1, 2008.  In the near term, we expect to continue to incur losses as a result of the increased amortization expense associated with the acquisition of Vurv.  Also, expenses for a significant portion of our consulting services are recognized in advance of the recognition of revenue associated with the same consulting services.  We defer a significant portion of our consulting revenue to future periods and recognize it ratably over the term of the related application services agreement, while the expenses associated with such consulting services are recognized in the period incurred. Accordingly, if our consulting services business grows, we may experience a negative impact on profitability.  In addition, we may incur losses as a result of revenue shortfalls or increased expenses associated with our business.  As a result, our business could be harmed and our stock price could decline.

Unfavorable economic conditions and reductions in information technology spending could limit our ability to grow our business.

Our operating results may vary based on the impact of changes in economic conditions globally and within the industries in which our customers operate. The revenue growth and profitability of our business depends on the overall demand for enterprise application software and services. Our revenue is derived from organizations whose businesses may fluctuate with global economic and business conditions. Historically, economic downturns have resulted in overall reductions in corporate information technology spending. Accordingly, the current downturn in global economic conditions may weaken demand for our software and services. For example, we believe that customer budget cuts and the lack of available credit for small- and medium-sized organizations have negatively impacted sales of our Taleo Business Edition solutions. In addition, an economic decline impacting a particular industry may negatively impact demand for our software and services in the affected industry. Many of the industries we serve, including financial services, manufacturing (including automobile manufacturing), technology and retail, have recently suffered a downturn in economic and business conditions and may continue to do so. A softening of demand for enterprise application software and services, and in particular enterprise talent management solutions, caused by a weakening global

Index

economy or economic downturn in a particular sector would adversely effect our business and likely cause a decline in our revenue.

We will likely experience longer sales cycles and increased pricing pressure as a result of unfavorable economic conditions.

If general economic conditions worsen or fail to improve, we will likely continue to experience the conditions that began in the first quarter of 2008 of increased delays in our sales cycles and increased pressure from prospective customers to offer discounts higher than our historical practices. We may also experience increased pressure from existing customers to renew expiring software subscriptions agreements at lower rates.  In addition, certain of our customers may attempt to negotiate lower software subscription fees for existing arrangements because of downturns in their businesses.  If we accept certain requests for higher discounts or lower fees, our business may be adversely affected and our revenues may decline.  Additionally, certain of our customers have become or may become bankrupt or insolvent as a result of the current economic downturn, and we may lose all revenue from such customers or payments may be delayed during bankruptcy proceedings.

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

•
we may find it difficult to support or migrate Vurv customers that are using specific customized versions of the Vurv software to our solutions, as we historically have maintained a single version of each release of our software applications without customer-specific code customization.  Additionally, certain customized versions of the legacy Vurv software may not have been subject to the same level of data security review that Taleo has historically required;

•	we may have difficulty identifying and correcting deficiencies in Vurv’s internal controls over financial reporting;

•	we terminated a significant number of Vurv employees in connection with the acquisition, and may have difficulty retaining key Vurv employees over time;

•	we will incur additional expense to maintain and support the Vurv product lines for up to three years while customers are migrated to the Taleo platform;

•	we may find it difficult to integrate Vurv’s hosting infrastructure and operations with our own hosting operations;

•	Jacksonville, Florida may be more expensive or less productive than we anticipate as a software development and support location; and

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

Index

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

Index

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

We have experienced, and expect to continue to experience, intense competition from a number of companies. Our Taleo Enterprise Edition solution competes with enterprise resource planning software from vendors such as Oracle Corporation and SAP AG, and also with products and services from vendors such as ADP, Authoria, Cezane, Cornerstone OnDemand, Halogen Software, HRSmart, Jobpartners, Kenexa, Kronos, Peopleclick, Pilat, Plateau, Saba, Salary.com, Stepstone, SuccessFactors, SumTotal Systems, Technomedia, TEDS, Workday, and Workstream. Our Taleo Business Edition solution competes primarily with Bullhorn, Halogen Software, HireDesk from Talent Technology Corporation, iCIMs, KMS Software Company, Monster.com from Monster, OpenHire from SilkRoad Technology, Inc., SuccessFactors, and Virtual Edge from ADP. Our competitors may announce new products, services or enhancements that better meet changing industry standards or the price or performance needs of customers. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

Index

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

There has been vendor consolidation in the market in which we operate. For example, Kronos acquired Unicru in 2006 and acquired Deploy Solutions in 2007. Kronos itself was acquired in 2007 by the private equity firm Hellman & Friedman. Kenexa acquired Brassring in 2006 and ADP acquired VirtualEdge in 2006. In 2008, we acquired Vurv Technology.  These transactions or additional consolidation within our industry may change in the competitive landscape in ways that adversely affect our ability to compete effectively.

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

In March 2009, we announced that we had completed a review of our revenue recognition practices and, as a result of this review, we restated certain financial statements. Our review of our revenue recognition practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses. The accounting, legal and other expenses associated with the restatement have had a material adverse effect on our results of operations. As a result of our revenue recognition review and the resulting restatement, revenue from consulting services totaling approximately $18 million reported in our previously issued consolidated financial statements for the years ended December 31, 2003 through 2007, and our interim consolidated financial statements for each of the periods ended March 31, 2008 and June 30, 2008, will be deferred to periods after June 30, 2008.  Additionally, the correction relating to the timing of revenue recognition for set-up fees, an element of application services revenue, which resulted in the deferral of approximately $0.2 million in application revenue recognized as of June 30, 2008 to periods after June 30, 2008. In addition, litigation has been filed against us, our current officers and certain of our former officers relating to a failure to apply GAAP in the reporting of quarterly and annual financial statements and securities prospectuses from the time of our initial public offering to our most recent filing with the SEC. See Note 8, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1for a more detailed description of these proceedings. We may become the subject of additional private or government actions regarding these matters in the future. These proceedings are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of this litigation will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. While we maintain standard directors and officers insurance, all or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

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

Index

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

As a consequence of our review of our revenue recognition practices and resulting restatement of our historical financial statements, we were delayed until April 30, 2009 in filing our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the period ended September 30, 2008 with the SEC.  During the period of such delay, we faced the possibility of delisting of our stock from the NASDAQ Global Market. We cannot be certain that we will be able to comply with SEC reporting requirements and NASDAQ listing requirements in the future. If we are delisted from the NASDAQ as a result of noncompliance with NASDAQ listing requirements, the price of our stock and the ability of our stockholders to trade in our stock would be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to allow our employees to exercise their outstanding options, which could adversely affect our business and results of operations.  Furthermore, if we are delisted in the future from the NASDAQ Global Market, there may be other negative implications, including the potential loss of confidence by customers, suppliers and employees and the loss of institutional investor interest in our company.

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

Index

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

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance, we must enhance and improve existing products and continue to introduce new products and services. For instance, in May 2009, our onboarding software product for small- and medium-sized organizations became generally available in the market, and we continue to develop the Taleo Talent Grid, a foundation for sharing industry knowledge, technology and candidates. Additionally, in September 2008, we began offering compensation management solutions through our alliance with Worldwide Compensation, Inc. ("WWC"), and we invested $2.5 million for a 16% equity investment and an option to purchase WWC.  Any new products we develop or acquire may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to develop or acquire new products that appeal to our target customer base or enhance our existing products or if we fail to price our products to meet market demand or if the products we develop or acquire do not meet performance expectations or have a higher than expected cost structure to host and maintain, our business and operating results will be adversely affected. Our efforts to expand our solutions beyond our current offerings or beyond the talent management market may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our existing business.

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

Index

•
discovering that we may have difficulty integrating the accounting systems, operations, and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

•	difficulty incorporating the acquired technologies or products into our existing code base;

•	problems arising from differences in the revenue, licensing or support model of the acquired business;

•	customer confusion regarding the positioning of acquired technologies or products;

•	difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	difficulty retaining the acquired business’ customers; and

•	problems or liabilities associated with product quality, data privacy, data security, technology and legal contingencies.

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

We have partnered with a number of business process outsourcing, or BPO, and human resource outsourcing, or HRO, providers that resell our staffing solutions as a component of their outsourced human resource services and we intend to partner with more BPOs and HROs in the future. If customers or potential customers begin to outsource their talent management functions to BPOs or HROs that do not resell our solutions, or to BPOs or HROs that choose to develop their own solutions, our business will be harmed. In addition, we have relationships with third-party consulting firms, system integrators and software and service vendors who provide us with customer referrals, integrate their complementary products with ours, cooperate with us in marketing our products and provide our customers with system implementation or other consulting services. If we fail to establish new strategic relationships or expand our existing relationships, or should any of these partners fail to work effectively with us or go out of business, our ability to sell our products into new markets and to increase our penetration into existing markets may be impaired.

If we are required to reduce our prices to compete successfully, our margins and operating results could be adversely affected.

The intensely competitive market in which we do business may require us to reduce our prices. If our competitors offer discounts on certain products or services, we may be required to lower prices or offer our solutions on less favorable terms to compete successfully. Some of our larger competitors have significantly greater resources than we have and are better able to

Index

absorb short-term losses. Any such changes would likely reduce our margins and could adversely affect our operating results. Some of our competitors may provide bundled product offerings that compete with ours for promotional purposes or as a long-term pricing strategy. These practices could, over time, limit the prices that we can charge for our products or services. If we cannot offset price reductions with a corresponding increase in the quantity of applications sold, our margins and operating results would be adversely affected.

If our security measures are breached and unauthorized access is obtained to customer data or personal information, customers may curtail or stop their use of our solutions, which would harm our reputation, operating results, and financial condition.

Our solutions involve the storage and transmission of customers’ proprietary information and users’ personal information, including the personal information of our customers’ job candidates. As part of our solution, we may also offer third party proprietary solutions, including for example WWC’s compensation management products, which require us to transmit our customers’ proprietary data and the personal information of job candidates to such third parties.  Security breaches could expose us to loss of this information, and we could be required to undertake an investigation, notify affected data subjects and appropriate legal authorities and regulatory agencies, and conduct remediation efforts, which could include modifications to our current security practices and ongoing monitoring for users whose data might have been subject to unauthorized access.  Accordingly, security breaches may result in investigation, remediation and notification expenses, litigation, liability, and financial penalties. For example, a legacy Vurv customer using a customized version of the Vurv software recently informed us that email addresses contained in its candidate database, which we host, were used by an unauthorized third party to solicit additional personal information from job candidates.  While it has not been determined that this incident resulted from a breach of our security measures, our customer has been sued with respect to this incident and we cannot be certain that a claim will not be asserted against us or that we will not incur liability or additional expense with respect to this matter.

While we have administrative, technical, and physical security measures in place, and we contractually require third parties to whom we transfer data to have appropriate security measures, if  any of these security measures are breached as a result of third-party action, employee error, criminal acts by an employee, malfeasance, or otherwise, and, as a result, someone obtains unauthorized access to customer data or personal information, our reputation will be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we and our partners to whom we transfer data may be unable to anticipate these techniques or to implement adequate preventative measures. Unless our customers elect to purchase encryption, we do not encrypt data we store for our customers while such data is at rest in the database. Applicable law may require that a security breach involving certain types of unencrypted data be disclosed to each data subject or publicly disclosed. If an actual or perceived breach of our security occurs, the market perception of our security measures could be harmed and we could lose sales and customers.  Our insurance policies may not adequately compensate us for any losses that may occur due to failures in our security measures.

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

Index

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

We currently deliver our solutions from ten data centers that host the applications for all of our customers. The Taleo Enterprise platform is hosted from three facilities: a U.S. facility leased from Equinix, Inc. in San Jose, California, a U.S. facility leased from Internap Network Services Corporation in New York City, New York and a Netherlands data center facility also leased from Equinix in Amsterdam. Internet bandwidth and access is provided by Internap in the two U.S. facilities and by Equinix in the Netherlands. The Taleo Business Edition is hosted through two U.S. facilities located in San Jose, California and Ashburn, Virginia, and operated via a managed services arrangement. A third facility is located in San Francisco, California to host the legacy Vurv product for small-and medium-sized organizations. Opsource, Inc. provides hardware, internet bandwidth, and access in the San Jose, California and Ashburn, Virginia hosting facilities through the managed services arrangement.

Index

Services at the San Francisco facility are provided by Coloserve, Inc.  The Vurv legacy enterprise recruiting product is hosted through four facilities: a U.S. facility located in Jacksonville, Florida, a U.S. facility located in Atlanta, Georgia, a facility located in London, England and a facility located in Sydney, Australia. Internet bandwidth and access for the Vurv legacy enterprise recruiting product is provided by Peak 10 in the Florida facility, Adapt PLC in the England facility, and Conexim Australia Pty Ltd in the Australia facility. We do not control the operation of these facilities and must rely on these vendors to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. In the case of Opsource and Vurv locations that are managed service locations, we also rely upon the third party vendor for hardware associated with our hosting infrastructure. Although we believe we would be able to enter into a similar relationship with another third party should one of these relationships fail or terminate for any reason, we believe our reliance on any third-party vendor exposes us to risks outside of our control. If these third-party vendors encounter financial difficulty such as bankruptcy or other event beyond our control that cause them to fail to secure adequately and maintain their hosting facilities or provide the required data communications capacity, our customers may experience interruptions in our service or the loss or theft of important customer data. In the future, we may elect to open computing and communications hardware operations at additional third-party facilities located in the United States, Europe or other regions. We are not experienced at operating such facilities in jurisdictions outside the United States and doing so may pose additional risk to us.

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

Our success depends on the continued employment of our senior management and other key employees, such as our chief executive officer and our chief financial officer. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed. We do not maintain key person life insurance on any of our executive officers. Additionally, our continued success depends, in part, on our ability to attract and retain qualified technical, sales and other personnel. It may be particularly challenging to retain employees as we integrate newly acquired entities, like Vurv, due to uncertainty among employees regarding their career options and cultural differences between us and the newly acquired entities.

We currently derive a significant portion of our revenue from international operations and expect to expand our international operations. However, we do not have substantial experience in international markets, and may not achieve the expected results.

During the three and six months ended June 30, 2009, application revenue generated outside of the United States was 16% of total revenue, based on the location of the legal entity of the customer with which we contracted, of which 3% was revenue generated in Canada. Our primary research and development operation is in Quebec, Canada, but we conduct research and development in other international locations as well.  We currently have international offices outside of North America in Australia, France, the Netherlands, Singapore and the United Kingdom, which focus primarily on selling and implementing our solutions in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

Index

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

We are sometimes subject to legal proceedings and claims that arise in the course of business. For example, we are currently defendants in a suit alleging patent infringement and a suit alleging securities fraud, both of which are described in more detail in Note 8, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. See Note 8 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for further information regarding pending and threatened litigation and potential claims.

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

Index

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

If  benefits currently available under the tax laws of Canada and the province of Quebec are reduced or repealed, or if we have taken an incorrect position with respect to tax matters under discussion with the Canadian Revenue Agency or other taxing authorities, our business could suffer.

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

Index

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

Our Canadian subsidiary is under examination by the CRA with respect to tax years 2002 through 2007. In June 2009, we were issued a notice of assessment by the CRA to increase taxable income by approximately CAD $3.8 million in respect to our 2002 tax year.  These adjustments relate, principally, to our treatment of CDTI tax credits and income and expense allocations recorded between the Company and our Canadian subsidiary.  We disagree with CRA’s basis for their proposed 2002 adjustments and intend to appeal their decision through applicable administrative and judicial procedures.  In December 2008, Taleo was notified by the CRA of their intention to audit tax years 2003 through 2007.  No proposed assessment notices have been issued with respect to these open tax years.

 Final resolution of the CRA’s examination will have bearing on the tax treatment applied in subsequent periods not currently under examination. We have recorded income tax reserves believed to be sufficient to cover the estimated tax assessments for the open tax periods.

There could be a significant impact to our uncertain tax position over the next twelve months depending on the outcome of the ongoing CRA audit. In the event the CRA audit results in adjustments that exceed both our income tax reserves and available deferred tax assets, our Canadian subsidiary may become a tax paying entity in 2009 or in a prior year including potential penalties and interest. Any such penalties cannot be reasonably estimated at this time.

We are seeking United States tax treaty relief through the appropriate Competent Authority tribunals for the 2002 assessments and will seek treaty relief for all subsequent tax adjustments. Although we believe we have reasonable basis for our tax positions, it is possible an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular period or annual period.

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

Index

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Program
April 1, 2009 through April 30, 2009	13,268	$11.98		-	-
May 1, 2009 through May 31, 2009	3,933	$15.87		-	-
June 1, 2009 through June 30, 2009				-	-
	17,201	$12.87	(2)	-	-

(1) In connection with our restricted stock and performance share agreements, we repurchase common stock from employees as consideration for the payment of required withholding taxes.

(2) Represents the weighted average price per share purchased during the three months ended June 30, 2009.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The following matters were submitted to the stockholders in our annual meeting of stockholders held on May 28, 2009. Each of the matters was approved by the requisite vote.

(a.) The following individuals were re-elected to the Board of Director for three-year terms as Class I Directors:

Name	Votes For	Votes Withheld
Gary Bloom	26,598,203	1,229,600
Greg Santora	26,872,841	954,962

Our Board of Directors is currently comprised of eight members that are divided into three classes with overlapping three-year terms. The term of our Class II directors, Michael Gregoire, Eric Herr and Michael Tierney will expire at the Annual Meeting of Stockholders in 2010.  The term of our Class III directors, Patrick Gross, Jeffrey Schwartz and Jeffrey Stiefler will expire at the Annual Meeting of Stockholders in 2011.

(b.) Approval adoption of the 2009 Equity Incentive Plan and the number of shares reserved for issuance thereunder

	Votes For	Votes Against	Votes Abstain	Non Votes
Approval 2009 Equity Incentive Plan	19,225,152	4,241,798	12,085	4,348,768

ITEM 5. OTHER INFORMATION

None.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1†	Amendment One to Ordering Document dated May 30, 2009 between Taleo Corporation and Oracle USA, Inc.
10.2†	Payment Schedule dated May 30, 2009 between Taleo Corporation and Oracle Credit Corporation
10.3	Form of 2009 Equity Incentive Plan Option Agreement
10.4	Form of 2009 Equity Incentive Plan Restricted Stock Agreement
10.5	Form of 2009 Equity Incentive Plan Performance Share Agreement
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Confidential treatment has been requested for portions of this exhibit.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION

By:	/s/ Katy Murray
Katy Murray
Chief Financial Officer
Date: August 6, 2009

Index

Exhibit Index

Exhibit Number	Description
10.1†	Amendment One to Ordering Document dated May 30, 2009 between Taleo Corporation and Oracle USA, Inc.
10.2†	Payment Schedule dated May 30, 2009 between Taleo Corporation and Oracle Credit Corporation
10.3	Form of 2009 Equity Incentive Plan Option Agreement
10.4	Form of 2009 Equity Incentive Plan Restricted Stock Agreement
10.5	Form of 2009 Equity Incentive Plan Performance Share Agreement
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Confidential treatment has been requested for portions of this exhibit.

Index