Form 10-K/A
period 2008-12-31
TALEO CORP
filed 2009-10-27
CIK 1134203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

TALEO CORPORATION

FORM 10-K/A

EXPLANATORY NOTE REGARDING RESTATEMENT

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Taleo Corporation (referred to herein as the “Company”, “we”, “us”, and “our”) for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on April 30, 2009 (the “Original Filing”). This Amendment includes the restatement of the following previously-filed consolidated financial statements and data (and related disclosures) to correct an error in our accounting for stock-based compensation expense that resulted from an error in the prior version of the equity program administration software that we license from a third-party provider (the “Current Restatement”): (1) the consolidated balance sheets as of December 31, 2008 and 2007 and the consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2008, 2007 and 2006 contained in Part II, Item 8 of this Amendment; (2) the selected financial data as of and for our fiscal years ended December 31, 2008, 2007 and 2006, located in Part II, Item 6 of this Amendment; (3) management’s discussion and analysis of our financial condition and results of operations as of and for our fiscal years ended December 31, 2008, 2007 and 2006, contained in Part II, Item 7 of this Amendment; and (4) the unaudited quarterly financial information for each quarter in our fiscal years ended December 31, 2008 and 2007 in Note 16, “Selected Quarterly Financial Data (Unaudited)” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Amendment. The Current Restatement results from our management’s determination subsequent to the issuance of our financial statements for the fiscal year ended December 31, 2008 that there was an error in the measurement of stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006 and the quarters ended June 30, 2009 and March 31, 2009. In addition, in April 2009 we restated certain of our historical financial statements as a result of our review of revenue recognition practices (the “Prior Restatement”). The effect of the Prior Restatement was disclosed in the Original Filing. See below and Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in Part II, Item 8 for a detailed discussion of the effects of the restatements.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to October 27, 2009, and all earnings press releases and similar communications issued by us prior to October 27, 2009, should not be relied upon and are superseded in their entirety by this Amendment.

Current Restatement

In October 2009, we identified an error in our accounting for stock-based compensation expense after upgrading to a new version of the equity program administration software that we license from a third-party provider. The third-party provider has advised its users that the new version of the software corrects an error in the prior version with respect to the calculation of stock-based compensation expense. Specifically, the prior version of the software incorrectly calculated stock-based compensation expense by continuing to apply a weighted-average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vested, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. Our correction of the error results in changes to the timing of stock-based compensation expense over the vesting period of the awards during the relevant periods, but does not change the total stock-based compensation expense. As stock-based compensation expense is a non-cash item, there is no impact to net cash provided by operations in any period.

We determined that the cumulative stock-based compensation expense error related to the years ended December 31, 2008, 2007 and 2006 and the quarters ended June 30, 2009 and March 31, 2009 totaled $2.6 million. To correct the error, we have recorded increases in stock-based compensation expense of approximately $1.3 million in fiscal 2007, $1.2 million in fiscal 2006 and $0.3 million in the quarter ended June 30, 2009, and we have recorded reductions in stock-based compensation expense of $0.1 million in fiscal 2008 and $0.1 million in the quarter ended March 31, 2009.

Prior Restatement

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

In the course of our review, on February 23, 2009, we announced that our previously-issued consolidated financial statements for the years ended December 31, 2006 and 2007, and the interim consolidated financial statements for the periods ended March 31, 2008 and June 30, 2008 would be restated to correct an item relating to the timing of revenue recognition for consulting services revenue under certain of our historical arrangements and a correction relating to the timing of revenue recognition for set-up fees, an element of our application services revenue, for all new arrangements entered into on or after January 1, 2006. In light of the restatement, we announced that our consolidated balance sheets as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2006 and 2007 and related auditors reports thereon, and our consolidated balance sheets as of March 31, 2008 and June 30, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the periods ended March 31, 2008 and June 30, 2008, should no longer be relied upon.

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

On March 23, 2009, we announced that we had completed our review and, as a result, would further restate certain previously-issued consolidated financial statements. Amounts in our previously issued financial statements for the years ended December 31, 2003 through 2007, and the interim financial statements for each of the periods ended March 31, 2008 and June 30, 2008, would be corrected for the timing of revenue recognition for consulting services revenue during these periods, as well as to correct the previously announced correction relating to consulting services revenue recognition and the timing of revenue recognition for set-up fees. In light of the restatement, we announced that our consolidated balance sheets as of December 31, 2003, 2004, 2005, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the fiscal years ended December 31, 2003 through 2007 and related auditors reports thereon, and our consolidated balance sheets as of March 31, 2008 and June 30, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the periods ended March 31, 2008 and June 30, 2008, should no longer be relied upon.

The Prior Restatement reflects the correction in our historical application of EITF 00-21. Historically, when application services and consulting services were sold together, we recognized consulting services revenue for certain of our arrangements as the services were delivered. Now, in similar arrangements, our consulting services revenue is recognized ratably over the term of the application services agreement, typically three years. The Prior Restatement resulted in the deferral to future periods of $18 million of consulting services revenue previously recognized through June 30, 2008, which was reflected in the Original Filing. The restatement also reflected our determination that, as of January 1, 2006, it would have been appropriate to recognize revenue from set-up fees over an expected attribution period of the longer of seven years or the contract term, rather than the typical three year term of our agreements, as had been our historical practice. Correction of this item resulted in approximately $0.2 million of application revenue from set-up fees previously recognized through June 30, 2008 being deferred to future periods, which was reflected in the Original Filing. See Note 2 of the Notes to Consolidated Financial Statements in Part I, Item 8 for further discussion of the Prior Restatement.

For more information regarding the restatements, refer to Part II, Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations”, and Note 2, “Restatement of Consolidated Financial Statements” and Note 16, “Selected Quarterly Financial Data (Unaudited)” of the Notes to Consolidated Financial Statements in Part II, Item 8.

The following sections in this report have been amended as a result of the Current Restatement:

Part I:

Item 1: Business

Item 1A: Risk Factors

Part II:

Item 6: Selected Consolidated Financial Data

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8: Financial Statements and Supplementary Data

Item 9A: Controls and Procedures

Part IV:

Item 15: Exhibits and Financial Statement Schedules

For convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by and reflecting the Current Restatement. We have not modified or updated disclosures presented in the Original Filing, except as required to reflect the effects of the Current Restatement. Accordingly, this Amendment does not reflect events occurring after the filing date of the Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. References to the annual report on Form 10-K herein shall refer to this annual report on Form 10-K/A filed on October 27, 2009.

FORWARD-LOOKING INFORMATION

This Form 10-K/A, including Part I, Item 1 — Business and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, cost of revenue, tax and accounting estimates, cash, cash equivalents and cash provided by operating activities, the demand and expansion opportunities for our products, our customer base and our competitive position. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under Part I, Item 1A — Risk Factors or included elsewhere in this Annual Report on Form 10-K/A. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We market Taleo Enterprise Edition™, our suite of talent management solutions for larger, more complex organizations, through our direct sales force and indirectly through our strategic partners. We market Taleo Business Edition™, our suite of talent management solutions for smaller, less complex organizations, primarily through our inside sales team and Internet marketing efforts. As of December 31, 2008, our customer base included over 4,000 customers worldwide. Our customer base ranges in size from large, global organizations, including 48 of the Fortune 100 and 136 of the Fortune 500, to small, private companies with few employees.

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

Taleo Recruiting

Taleo Recruiting consists of two core solution offerings and add-on modules that enable larger, more complex organizations to acquire talent. Our two core Taleo Recruiting solution offerings are:

Taleo Professional™ enables organizations to manage professional, non-hourly talent management functions, including attracting and evaluating candidates and employees, matching skills against job opportunities, and candidate relationship management. Taleo Professional provides a configurable career site through which candidates may view and apply for open positions or submit a profile for future opportunities, many-to-many matching of all candidates and employees against available job opportunities, and the ability to structure variable workflows for different types of workers, locations, workgroups and regulatory environments.

Taleo Hourly™ provides end-to-end process automation for recruiting, selecting and hiring hourly employees. Taleo career sites allow candidates to search for jobs by location or radius from zip/postal codes, and capture skills and experience, plus information key to hourly hiring such as shift availability, references and certifications. Tailored candidate application flows include automated prescreening, with knock-out capabilities. Hiring features include full applicant tracking, reporting and collection of country-specific diversity data for compliance.

The additional modules that we offer to complement our core Taleo Recruiting product offerings include:

Taleo Agency™ allows organizations to directly link with third party staffing agencies, and provides tools to help streamline agency management and optimize agency spend.

Taleo Assessment™ enables organizations to make assessment tests part of their online application and selection process, and automatically incorporates assessment results into the candidate’s profile.

Taleo Campus™ automates the campus recruiting process with tools for attracting, engaging and hiring top collegiate candidates.

Taleo Compliance™ provides a foundation to support certain regulatory requirements relevant to talent management, including certain requirements promulgated by the U.S. Equal Employment Opportunity Commission, the U.S. Department of Labor and other regulatory bodies.

Taleo Onboarding™ automates activities related to onboarding newly hired employees in order to streamline the transition from candidate to productive new employee while reducing paperwork and improving compliance.

Taleo Scheduling Center TM enables self-service candidate scheduling for interviews.

Taleo TalentReach™ provides candidate relationship management, or CRM, tools and advanced search and sourcing tools to enable organizations to reach hard-to-find talent and build a strong talent pipeline. The module is provided pursuant to a reseller arrangement with AIRS Human Capital Solutions, Inc., or AIRS, and is developed and hosted by AIRS.

Taleo Verify™ enables organizations to submit candidates for background screening from our solutions. Background screening services for this offering are provided by Verified Person, Inc.

Taleo Workforce Mobility™ supports mobility and retention initiatives by providing tools to enable increased visibility into internal job openings, employee capabilities and career preferences.

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

Taleo Goals Management™ helps clients to better manage business outcomes by automating the creation, alignment and monitoring of organizational goals.

Taleo Performance Management™ provides tools to help transform traditional employee assessment from an annual event to an ongoing, business-driven, evaluation and process improvement tool.

Taleo Succession Planning™ provides access to a complete view of available, qualified talent and helps identify the best candidates to deliver on business goals.

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

Taleo Business Edition — Standard™ makes all the functionality of the Personal service offering available to recruiting departments and teams. Additional features include interview management and agency access.

Taleo Business Edition — Plus™ offers a comprehensive hiring management suite to help organizations manage their entire staffing operations, including applications for candidate and requisition management, account and contact management, careers website management, employee referrals management and reporting and analysis.

Taleo Business Edition — Premium™ contains all the benefits of Taleo Business Edition Plus, and, in addition, provides up to 250 custom fields, custom “ad-hoc” reporting, multiple career websites and application forms and local time zone and other local settings.

Taleo Perform™ allows companies to define and monitor the full employee review cycle. Managers can initiate the review process and support employee self appraisals, manager assessments, and multi-rater reviews. Our goals management module allows managers to establish quantitative and qualitative employee goals, and align employee goals to broader company goals. A secure employee portal enables employees to submit self-assessments online and provides access to basic employee data, company messaging, assigned goals, and performance reviews.

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

Research and Development

Our research and development organization consists of product management and development employees. Our research and development organization is primarily located in Quebec City, Canada and Jacksonville, Florida. We also have development staff in Dublin, California and other locations. We use independent development firms or contractors for portions of our development related work, with current research and development efforts occurring in Budapest, Hungary, and Kiev, Ukraine. Our development methodology allows us to implement flexible development cycles that result in more timely and efficient delivery of new solutions and enhancements to existing solutions. We focus our research and development efforts on improving and enhancing our existing solution offerings as well as developing new solutions. The responsibilities of our research and development organization include product management, product development, and software maintenance. We allocate a portion of our research and development budget to the development of our technology platform, including our Talent Master Structured Data Platform (discussed above) and the platform underlying the configuration capabilities of our solutions (what we refer to as Configurable Staffing Process Platform). Our research and development expenditures, net of tax credits we received from the Government of Quebec, are expensed as incurred and totaled $31.0 million, $23.2 million, and $19.7 million in 2008, 2007, and 2006 respectively .

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

With the exception of the year ended December 31, 2007, we have incurred annual losses in every year since our inception. As of December 31, 2008 we had incurred aggregate net losses of $64.5 million, which is our accumulated deficit of $78.3 million less $13.8 million of dividends and issuance costs on preferred stock. In the year ended December 31, 2008, we incurred losses of $8.1 million. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. As we continue to incur costs associated with regulatory compliance and being a public company and implement initiatives to grow our business, which include, among other things, acquisitions, international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from achieving or sustaining profitability. As a result, our business could be harmed and our stock price could decline. In the year ended December 31, 2008, we incurred losses largely as a result of expenses and charges associated with our recent acquisition of Vurv Technology, Inc. on July 1, 2008. In the near term, we expect to incur losses as a result of the increased amortization expense associated with the acquisition of Vurv. Also, expenses for a significant portion of our consulting services are recognized in advance of the recognition of revenue associated with the same consulting services, as revenue is deferred to future periods and recognized ratably over the term of the related application services agreement, while the expense associated with such consulting services are recognized in the period incurred. Accordingly, if our consulting services business grows, we may experience a negative impact on profitability. In addition, we may incur losses as a result of revenue shortfalls or increased expenses associated with our business. As a result, our business could be harmed and our stock price could decline.

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

COMPARISON OF 39 MONTH CUMULATIVE TOTAL RETURN*

Among Taleo Corporation, The NASDA Q Composite Index

And The NASDA Q Computer & Data Processing Index

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

The consolidated statement of operations data for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, and the consolidated balance sheet data as of December 31, 2004, 2005, 2006, 2007 and 2008, have been restated as set forth in this Form 10-K/A. The information set forth below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K/A. The information presented in the following tables has been adjusted to reflect our restatement resulting from the error in our accounting for stock-based compensation expense, as is more fully described in the “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements in Item 8. The information presented in the following tables also reflects our prior restatement resulting from our review of our revenue recognition practices also described in the “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements in Part II, Item 8. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

	Year Ended December 31,
	2008 (1)	2007 (1)	2006 (1)	2005 (2)			2004 (2)
	(In thousands, except per share data)
	As restated	As restated	As restated	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Consolidated Statements of Operations Data(3):
Revenue:
Application	$138,628	$105,032	$79,116	$63,296	$(27)	$63,269	$49,010	$—	$49,010
Consulting	29,791	23,038	15,864	15,114	(6,169)	8,945	9,640	(5,122)	4,518

Total revenue	168,419	128,070	94,980	78,410	(6,196)	72,214	58,650	(5,122)	53,528
Cost of revenue:
Application	32,376	22,642	19,394	16,419	(8)	16,411	14,627	—	14,627
Consulting	25,269	18,098	12,857	11,058	—	11,058	8,276	—	8,276

Total cost of revenue	57,645	40,740	32,251	27,477	(8)	27,469	22,903	—	22,903

Gross profit	110,774	87,330	62,729	50,933	(6,188)	44,745	35,747	(5,122)	30,625
Operating expenses:
Sales and marketing	53,827	37,172	29,841	22,544	(63)	22,481	18,153	—	18,153
Research and development	30,994	23,197	19,722	16,687	(37)	16,650	15,932	—	15,932
General and administrative	32,382	24,281	21,619	10,725	104	10,829	7,096	62	7,158
Restructuring and severance expense	1,914	—	414	804	—	804	—	—	—

Total operating expenses	119,117	84,650	71,596	50,760	4	50,764	41,181	62	41,243

Operating income (loss)	(8,343)	2,680	(8,867)	173	(6,192)	(6,019)	(5,434)	(5,184)	(10,618)
Other income (expense):
Interest income	1,717	3,045	2,891	873	—	873	101	—	101
Interest expense	(199)	(137)	(107)	(1,273)	—	(1,273)	(404)	—	(404)
Fees for early extinguishment of debt	—	—	—	(2,264)	—	(2,264)	—	—	—

Total other income (expense), net	1,518	2,908	2,784	(2,664)	—	(2,664)	(303)	—	(303)
Income (loss) before provision (benefit) for income taxes	(6,825)	5,588	(6,083)	(2,491)	(6,192)	(8,683)	(5,737)	(5,184)	(10,921)
Provision (benefit) for income taxes	1,303	3,083	(323)	4	—	4	(11)	—	(11)

Net income (loss)	(8,128)	2,505	(5,760)	(2,495)	(6,192)	(8,687)	(5,726)	(5,184)	(10,910)
Accrual of dividends and issuance costs on preferred stock	—	—	—	(2,984)	—	(2,984)	(3,299)	—	(3,299)

Net income (loss) attributable to Class A common stockholders	$(8,128)	$2,505	$(5,760)	$(5,479)	$(6,192)	$(11,671)	$(9,025)	$(5,184)	$(14,209)

Net income (loss) attributable to Class A common stockholders per share — basic	$(0.29)	$0.10	$(0.29)	$(1.19)	$(1.34)	$(2.53)	$(161.16)	$(92.57)	$(253.73)
Net income (loss) loss attributable to Class A common stockholders per share — diluted	$(0.29)	$0.09	$(0.29)	$(1.19)	$(1.34)	$(2.53)	$(161.16)	$(92.57)	$(253.73)
Weighted-average Class A common shares — basic	27,569	24,116	20,031	4,619	4,619	4,619	56	56	56
Weighted-average Class A common shares — diluted(4)	27,569	28,777	20,031	4,619	4,619	4,619	56	56	56

	As of December 31,
	2008	2007 (1)	2006 (2)	2005 (2)			2004 (2)
	(In thousands)
		As restated	As restated	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Consolidated balance sheet data:
Cash and cash equivalents	$49,462	$86,135	$58,785	$59,346	$12	$59,358	$5,773	$21	$5,794
Working capital (deficit)	19,594	60,515	49,310	58,497	(7,295)	51,202	(1,371)	(3,611)	(4,982)
Total assets	283,189	164,821	118,571	99,020	(12)	99,008	38,648	27	38,675
Long-term debt(5)	519	16	17	399	21	420	2,573	—	2,573
Total preferred stock and exchangeable share obligation	—	331	796	1,715	—	1,715	52,073	—	52,073
Total stockholders’ equity (deficit)	172,421	85,668	61,155	71,698	(14,348)	57,350	(42,996)	(8,139)	(51,135)

(1)	See Note 2 “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements for a discussion of these corrections.
(2)	The consolidated statements of operations data for the years ended December 31, 2005 and 2004, and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 have been revised to reflect adjustments related to the restatements described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement” and Note 2 of the Notes to Consolidated Financial Statements.
(3)	We acquired Recruitforce.com, Inc. in March 2005, certain assets of JobFlash, Inc. in March 2007, certain assets of Wetfeet, Inc. in July 2007, and Vurv Technology, Inc. in July 2008. Our consolidated statement of operations and balance sheet data include the results of Recruitforce.com, JobFlash, Wetfeet and Vurv Technology only for periods subsequent to October 21, 2003, March 10, 2005, March 7, 2007, July 3, 2007, and July 1, 2008, respectively. See Item 7, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 “Business Combinations and Dispositions” of the Notes to Consolidated Financial Statements for additional information regarding our acquisitions with respect to JobFlash, Inc., Wetfeet, Inc., and Vurv Technology, Inc.
(4)	Exchangeable shares, redeemable convertible preferred stock, stock options, and warrants are not included if antidilutive for the periods presented. See Note 8 “Preferred Stock” and Note 9 “Common Stock” of the Notes to Consolidated Financial Statements.
(5)	Includes long-term debt and capital leases related to production equipment and internal use software. See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Item 8 — Financial Statements and Supplementary Data.

Restatement

With this annual report on Form 10-K/A, we have restated the following previously filed consolidated financial statements, data and related disclosures:

(1)	Our consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2008, 2007 and 2006 in Part II, Item 8 of this Form 10-K/A;

(2)	Our selected financial data as of and for our fiscal years ended December 31, 2008, 2007 and 2006 in Part II, Item 6 of this Form 10-K/A;

(3)	Management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended December 31, 2008, 2007 and 2006 in Part II, Item 7 of this Form 10-K/A; and

(4)	Our unaudited quarterly financial information for each quarter in our fiscal year ended December 31, 2008 and 2007 in Note 16, “Selected Quarterly Financial Data (Unaudited)” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K/A.

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports. The restatement results from our review of revenue recognition practices and errors identified in the calculation of stock-based compensation. See “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in Part II, Item 8 for a detailed discussion of the review and effect of the restatement.

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

	Year Ended December 31,
	2008	2007	2006

Condensed Consolidated Statement of Operations Data:

Revenue:
Application	82%	82%	83%
Consulting	18%	18%	17%

Total revenue	100%	100%	100%
Cost of revenue (as a percent of related revenue):
Application	23%	22%	25%
Consulting	85%	79%	81%

Total cost of revenue	34%	32%	34%

Gross profit	66%	68%	66%
Operating expenses:
Sales and marketing	32%	29%	31%
Research and development	18%	18%	21%
General and administrative	19%	19%	23%
Restructuring	1%	0%	0%

Total operating expenses	71%	66%	75%

Operating income / (loss)	-5%	2%	-9%
Other income (expense):
Interest income	1%	2%	3%
Interest expense	0%	0%	0%

Total other income, net	1%	2%	3%

Income / (loss) before provision for income taxes	-4%	4%	-6%
Provision for income taxes	1%	2%	0%

Net income / (loss)	-5%	2%	-6%

Comparison of the Years Ended December 31, 2008 and 2007

Dollar amounts in tables are shown in thousands.

Revenue

	Year ended December 31,		$ change	% change
	2008	2007
	(In thousands)
Application revenue	$138,628	$105,032	$33,596	32%
Consulting revenue	29,791	23,038	6,753	29%

Total revenue	$168,419	$128,070	$40,349	32%

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

Cost of Revenue

	Year ended December 31,
	2008	2007	$ change	% change
	(In thousands)
Cost of revenue — application	$32,376	$22,642	$9,734	43%
Cost of revenue — consulting	25,269	18,098	7,171	40%

Cost of revenue — total	$57,645	$40,740	$16,905	41%

During the year ended December 31, 2008, cost of application revenue increased primarily as a result of a $4.6 million increase in hosting facilities cost, a $2.8 million increase in employee-related cost (including $0.2 million in stock based compensation expense), a $1.6 million increase in depreciation and amortization, and a $0.7 million net increase in overhead allocations and other operating expenses.

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

Gross Profit and Gross Profit Percentage

	Year ended December 31,
	2008	2007	$ change	% change
	(In thousands)
Gross profit
Gross profit — application	$106,252	$82,390	$23,862	29%
Gross profit — consulting	4,522	4,940	(418)	-8%

Gross profit — total	$110,774	$87,330	$23,444	27%

	Year ended December 31,
	2008	2007	% change
Gross profit percentage
Gross profit percentage — application	77%	78%	-1%
Gross profit percentage — consulting	15%	21%	-6%

Gross profit percentage — total	66%	68%	-2%

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

Operating expenses

	Year ended December 31,
	2008	2007	$ change	% change
	(In thousands)
Sales and marketing	$53,827	37,172	$16,655	45%
Research and development	30,994	23,197	7,797	34%
General and administrative	32,382	24,281	8,101	33%
Restructuring and severance expense	1,914	—	1,914	*

Total operating expenses	$119,117	$84,650	$34,467

*	not meaningful

Sales and Marketing. During the year ended December 31, 2008, sales and marketing expenses increased by 45% over the prior year as a result of a $8.1 million increase in employee-related cost (including $1.1 million in stock based compensation expense), a $4.2 million increase in depreciation and amortization, a $2.2 million increase in marketing expenses, a $1.1 million increase in travel expenses, and a $1.1 million net increase in overhead allocations and other operating expenses.

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

Research and Development. During the year ended December 31, 2008, research and development expenses increased by 34% over the year as a result of a $4.9 million increase in employee-related cost, a $1.7 million increase in outsourced product development and software support cost, a $0.4 million increase in travel expenses, $0.4 million increase in depreciation and amortization and a $0.4 million net increase in other operating expenses.

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

General and Administrative. During the year ended December 31, 2008, general and administrative expenses increased by 33% over the prior year as a result of a $4.4 million increase in employee-related cost (including $1.7 million in stock based compensation expense), a $2.3 million increase in legal fees, a $0.4 million increase in foreign exchange losses, a $0.3 million increase in audit fees, a $0.3 million increase in bad debt expense, a $0.3 million increase in travel expenses, and a $0.1 million net increase in other operational expenses.

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

Contribution Margin — Operating Segments

	Year ended December 31,
	2008	2007	$ change	% change
	(In thousands)
Contribution Margin
Contribution margin — application	$75,258	$59,193	$16,065	27%
Contribution margin — consulting	4,522	4,940	(418)	-8%

Contribution margin — total	$79,780	$64,133	$15,647	24%

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

Cost of Revenue

	Year ended December 31,
	2007	2006	$ change	% change
	(In thousands)
Cost of revenue — application	$22,642	$19,394	$3,248	17%
Cost of revenue — consulting	18,098	12,857	5,241	41%

Cost of revenue — total	$40,740	$32,251	$8,489	26%

The increase in cost of application revenue was primarily attributable to a $1.8 million increase in employee-related costs (including $1.1 million due to headcount increase of 12, $0.4 million in severance costs related to the discontinuation of the time and expense processing services of our Taleo Contingent solution, and $0.2 million in stock-based compensation expense), $1.2 million increase in infrastructure costs relating to hardware, software and third-party fees for our hosting facilities and $0.2 million in outside professional services.

The increase in cost of consulting revenue was primarily due to a $3.4 million increase in employee-related costs (including an increase of $0.2 million in stock-based compensation expense), and as a result of increasing headcount in 2007 by 21. In addition, there was an increase of $0.8 million in fees to third parties that we subcontracted portions of our consulting business to and $0.2 million in cross charges from other functional groups supporting consulting engagements. The remaining $0.8 million increase represented increases in general overhead and depreciation expenses relating to the increase in personnel.

Gross Profit and Gross Profit Percentage

	Year ended December 31,
	2007	2006	$ change	% change
	(In thousands)
Gross profit
Gross profit — application	$82,390	$59,722	$22,668	38%
Gross profit — consulting	4,940	3,007	1,933	64%

Gross profit — total	$87,330	$62,729	$24,601	39%

	Year ended December 31,
	2007	2006	% change
Gross profit percentage
Gross profit percentage — application	78%	75%	3%
Gross profit percentage — consulting	21%	19%	2%

Gross profit percentage — total	68%	66%	2%

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

Operating expenses

	Year ended December 31,
	2007	2006	$ change	% change
	(In thousands)
Sales and marketing	$37,172	$29,841	$7,331	25%
Research and development	23,197	19,722	3,475	18%
General and administrative	24,281	21,619	2,662	12%
Restructuring and severance expense	—	414	(414)	*

Total operating expenses	$84,650	$71,596	$13,055	18%

*	not meaningful

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

General and Administrative. General and administrative expenses increased due to an increase in employee-related costs of $5.1 million (including $4.2 million increase in salaries, bonus and associated benefits and $0.6 million in SFAS 123(R) costs and other personnel expense of $0.1 million). Although the net increase in headcount was 1, the increase in employee-related costs reflects the move of the finance function from Canada to the U.S. in 2006 and 2007. Foreign currency loss was $0.5 million greater than prior year, primarily due to the devaluation of the U.S. dollar against the Canadian dollar. Secondary offering costs accounted for a $0.6 million increase. This was offset by a decrease in temporary help costs of $1.7 million, due to the elimination of consulting support for compliance with the Sarbanes Oxley Act and SEC reporting obligations, a decrease of audit fees of $0.7 million, a decrease in recruiting costs of $0.4 million, $0.3 million in bad debt reserve, $0.2 million in lower insurance and public company related costs and a decrease in travel and entertainment costs of $0.2 million.

Restructuring charges. During the year ended December 31, 2006, restructuring and other charges were $0.4 million for the exit from our San Francisco facility, see Note 16 “Severance and Exit Costs” in the Notes to our Consolidated Financial Statements.

Contribution Margin — Operating Segments

	Year ended December 31,
	2007	2006	$ change	% change
	(In thousands)
Contribution Margin
Contribution margin — application	$59,193	$40,000	$19,193	48%
Contribution margin — consulting	4,940	3,007	1,933	64%

Contribution margin — total	$64,133	$43,007	$21,126	49%

Application contribution margin increased 48% year over year. This was due to a 33% increase in application revenue over the same period while application costs increased only by 17% and research and development expense by 18%. Efficient management of the production environment, and controlled hiring in research and development contributed towards margin improvement. Consulting contribution margin increased 64% year over year as a result of an increase in revenue recognition in 2007 resulting from an increased mix of consulting services sold separately, whereby revenue is recognized as the services are delivered, compared to 2006 where a higher percentage of consulting services were sold with application services and revenue is recognized ratably over the term of the agreement, typically three years.

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

In addition, our stock-based compensation expense was $11.4 million for the year ended December 31, 2008 compared to $8.0 million stock-based compensation expense for the year ended December 31, 2007 and $5.7 million for the year ended December 31, 2006. We expect an increase in stock-based compensation expense in 2009 as a result of ongoing new hire and annual performance grants.

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

Contractual obligations (in thousands)

	Total	Less Than 1 Year	2—3 Years	4—5 Years
	(In thousands)
Capital lease obligations	$1,620	$1,101	$473	$46
Interest payments	87	64	23	—
Facility leases (1)	7,915	3,243	3,241	1,431
Operating equipment leases	151	101	50	—
Third party hosting facilities	1,400	904	496	—
Software contracts	3,301	3,080	221	—

Total contractual cash obligations	$14,474	$8,493	$4,504	$1,477

(1)	Includes amounts associated with former headquarters facilities lease as described in Item 2 — Properties.

We have excluded $6.5 million in liabilities for uncertain tax benefits from the contractual obligations table because we can not make a reasonable reliable estimate of the periodic cash settlements with the respective taxing authorities. See Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K/A for a discussion of income taxes.

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

As described in Note 2, the accompanying consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 30, 2009 (October 27, 2009 as to the effects of the material weakness described in the fourth paragraph of Management’s Report on Internal Control Over Financial Reporting (as revised)) expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

San Jose, California

April 30, 2009 (October 27, 2009 as to the effects of the Current Restatement discussed in Note 2)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Taleo Corporation

We have audited the internal control over financial reporting of Taleo Corporation and its subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our report dated April 30, 2009, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the Company’s previously issued 2008 consolidated financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified as of December 31, 2008, and included in management’s assessment:

•

The Company’s controls to calculate stock-based compensation expense related to the application of the forfeiture rate were not designed effectively. As a result, a material weakness exists in the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate. This control deficiency led to a misstatement of stock-based compensation expense, which was not prevented or detected on a timely basis, and resulted in a restatement of the Company’s 2008, 2007 and 2006 consolidated financial statements.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2008, and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and of cash flows for the year ended December 31, 2008, of the Company and our report dated April 30, 2009 (October 27, 2009 as to the effects of the Current Restatement discussed in Note 2) expresses an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Current Restatement discussed in Note 2.

/s/ Deloitte & Touche LLP

San Jose, California

April 30, 2009 (October 27, 2009 as to the effects of the material weakness described in the fourth paragraph of Management’s Report on Internal Control Over Financial Reporting (as revised))

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (AS REVISED)

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

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A deficiency in design exists when (a) a control necessary to meet the control objective is missing or (b) an existing control is not properly designed so that, even if the control operates as designed, the control objective would not be met. A deficiency in operation exists when a properly designed control does not operate as designed, or when the person performing the control does not possess the necessary authority or competence to perform the control effectively. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the Current Restatement discussed in Note 2 to the consolidated financial statements related to our accounting for stock-based compensation expense, our management, including our Chief Executive Officer and Chief Financial Officer, re-assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based its re-assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s re-assessment included the evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based upon this re-assessment, our management has concluded that, as of December 31, 2008, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP because of the following material weakness:

•

Our controls to calculate stock-based compensation expense related to the application of the forfeiture rate were not designed effectively. As a result, a material weakness existed in the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate. This control deficiency led to a misstatement of stock-based compensation expense, which was not prevented or detected on a timely basis, and resulted in a restatement of our 2008, 2007 and 2006 consolidated financial statements.

We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. Our independent registered public accounting firm, which audited the consolidated financial statements included in this amended annual report on Form 10-K/A, has issued an attestation report, included elsewhere herein, which expresses an adverse opinion on the effectiveness of our internal control over financial reporting.

/s/ MICHAEL GREGOIRE	/s/ KATY MURRAY
Michael Gregoire Chairman and Chief Executive Officer	Katy Murray Executive Vice President and Chief Financial Officer

October 27, 2009	October 27, 2009

TALEO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and share data)

	December 31,
	2008	2007
	(As Restated)(1)	(As Restated)(1)
ASSETS
Current assets:
Cash and cash equivalents	$49,462	$86,135
Restricted cash	521	288
Accounts receivables, net of allowances of $884 and $369 at December 31, 2008 and 2007, respectively	49,167	30,255
Prepaid expenses and other current assets	10,977	5,694
Investment credits receivable	6,087	4,734

Total current assets	116,214	127,106

Property and equipment, net	25,250	23,178
Restricted cash	515	838
Goodwill	91,626	9,109
Other intangibles, net	44,802	1,404
Other assets	4,782	3,186

Total assets	$283,189	$164,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,877	$20,687
Deferred revenue — application services and customer deposits	54,421	32,234
Deferred revenue — consulting services	16,221	13,632
Capital lease obligations, short-term	1,101	38

Total current liabilities	96,620	66,591

Long-term deferred revenue — application and customer deposits	777	273
Long-term deferred revenue — consulting services	9,594	7,236
Other liabilities	3,258	4,706
Capital lease obligations, long-term	519	16
Commitments and contingencies (Note 11)
Class B Redeemable Common Stock, $0.00001 par value, 4,038,287 shares authorized; no shares outstanding at December 31, 2008 and 655,652 shares outstanding at December 31, 2007, respectively	—	—

Total liabilities	110,768	78,822

Exchangeable share obligation	—	331

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 31,120,614 and 25,442,373 shares outstanding at December 31, 2008 and 2007, respectively	—	—
Additional paid-in capital	250,168	154,051
Accumulated deficit	(78,322)	(70,194)
Treasury stock, at cost, no shares outstanding at December 31, 2008 and 6,900 shares outstanding at December 31, 2007	—	(195)
Accumulated other comprehensive income	575	2,006

Total stockholders’ equity	172,421	85,668

Total liabilities and stockholders’ equity	$283,189	$164,821

(1)	As restated — See Note 2 “Restatement of Consolidated Financial Statements” of Notes to Consolidated Financial Statements.

See Accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share data)

	Year Ended December 31,
	2008	2007	2006
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
Revenue:
Application	$138,628	$105,032	$79,116
Consulting	29,791	23,038	15,864

Total revenue	168,419	128,070	94,980

Cost of revenue:
Application	32,376	22,642	19,394
Consulting	25,269	18,098	12,857

Total cost of revenue	57,645	40,740	32,251

Gross profit	110,774	87,330	62,729

Operating expenses:
Sales and marketing	53,827	37,172	29,841
Research and development	30,994	23,197	19,722
General and administrative	32,382	24,281	21,619
Restructuring and severance expense	1,914	—	414

Total operating expenses	119,117	84,650	71,596

Operating income/(loss)	(8,343)	2,680	(8,867)

Other income/(expense):
Interest income	1,717	3,045	2,891
Interest expense	(199)	(137)	(107)

Total other income, net	1,518	2,908	2,784

Income/(loss) before provision/(benefit) for income taxes	(6,825)	5,588	(6,083)
Provision/(benefit) for income taxes	1,303	3,083	(323)

Net income/(loss)	$(8,128)	$2,505	$(5,760)

Net income/(loss) per share attributable to Class A common stockholders — basic	$(0.29)	$0.10	$(0.29)

Net income/(loss) per share attributable to Class A common stockholders — diluted	$(0.29)	$0.09	$(0.29)

Weighted-average Class A common shares — basic	27,569	24,116	20,031

Weighted-average Class A common shares — diluted	27,569	28,777	20,031

(1)	As restated — See Note 2 “Restatement of Consolidated Financial Statements” of Notes to Consolidated Financial Statements.

See Accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2008, 2007, and 2006

(In thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-In-Capital	Treasury Stock	Deferred Comp	Accumulated Deficit	Accum Comprehensive Other Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balances, January 1, 2006 As Previously Reported	18,755,071	—	$124,947	—	(21)	(53,701)	473	71,698

Prior period adjustments(1)	—	—	—	—	—	(14,297)	(51)	(14,348)
Balances, January 1, 2006 As Restated(1)	18,755,071	—	$124,947	$—	$(21)	$(67,998)	$422	$57,350

Employee stock options exercised	917,918	—	2,355	—	—	—	—	2,355
Issuance of ESPP shares	64,513	—	616	—	—	—	—	616
Warrants exercised	53,801	—	1	—	—	—	—	1
Shares issued to former stockholders of White Amber	30,753	—	162	—	—	—	—	162
Class B Common stock exchanged for Class A Common Stock	2,164,476	—	961	—	—	—	—	961
Shares acquired for payroll tax payments	(14,413)	—	—	(158)	—	—	—	(158)
Restricted shares reacquired or forfeited	(9,063)	—	—	—	—	—	—	—
Issuance of Restricted shares	290,071	—	82	—	—	—	—	82
Reversal of deferred compensation due to adoption of SFAS 123(R)	—	—	(21)	—	21	—	—	—
IPO related cost	—	—	3	—	—	—	—	3
Stock based compensation(1)	—	—	5,720	—	—	—	—	5,720
Net loss(1)	—	—	—	—	—	(5,760)	—	(5,760)	$(5,760)
Foreign currency translation adjustments(1)	—	—	—	—	—	—	(177)	(177)	(177)

Balances, December 31, 2006(1)	22,253,127	—	$134,826	$(158)	$—	$(73,758)	$245	$61,155	$(5,937)

Cumulative transition adjustment related to the adoption of FIN 48	—	—	—	—	—	1,059	—	1,059
Employee stock options exercised	1,438,610	—	9,439	—	—	—	—	9,439
Issuance of ESPP shares	143,992	—	1,018	608	—	—	—	1,626
Warrants exercised	356,200	—	—	—	—	—	—	—
Class B Common stock exchanged for Class A Common Stock	1,218,159	—	548	—	—	—	—	548
Shares acquired for payroll tax payments	(34,678)	—	—	(645)	—	—	—	(645)
Restricted shares reacquired or forfeited	(16,193)	—	—	—	—	—	—	—
Issuance of restricted shares	83,156	—	248	—	—	—	—	248
Stock based compensation(1)	—	—	7,972	—	—	—	—	7,972
Net income(1)	—	—	—	—	—	2,505	—	2,505	$2,505
Foreign currency translation adjustments(1)	—	—	—	—	—	—	1,761	1,761	1,761

Balances, December 31, 2007(1)	25,442,373	—	$154,051	$(195)	$—	$(70,194)	$2,006	$85,668	$4,266

Employee stock options exercised	698,231	—	7,742	—	—	—	—	7,742
Class A Common stock issued for acquisition of Vurv	3,823,192	—	73,444	—	—	—	—	73,444
Class A Common stock exchange for Vurv stock options	—	—	1,745	—	—	—	—	1,745
Issuance of ESPP shares	175,669	—	1,173	1,263	—	—	—	2,436
Class B Common stock exchanged for Class A Common Stock	655,652	—	282	—	—	—	—	282
Shares acquired for payroll tax payments	(49,326)	—	—	(1,068)	—	—	—	(1,068)
Restricted shares reacquired or forfeited	(81,743)	—	—	—	—	—	—	—
Issuance of restricted shares	456,566	—	242	—	—	—	—	242
Stock based compensation(1)	—	—	11,433	—	—	—	—	11,433
Excess tax benefit associated with stock based compensation	—	—	56	—	—	—	—	56
Net loss(1)	—	—	—	—	—	(8,128)	—	(8,128)	$(8,128)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,431)	(1,431)	(1,431)

Balances, December 31, 2008(1)	31,120,614	—	$250,168	$—	$—	$(78,322)	$575	$172,421	$(9,559)

(1)	As restated — See Note 2 “Restatement of Consolidated Financial Statements” of Notes to Consolidated Financial Statements.

See Accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
Cash flows from operating activities:
Net income/(loss)	$(8,128)	$2,505	$(5,760)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	16,453	6,934	4,780
(Gain)/loss on disposal of fixed assets and other assets	(64)	13	390
Tenant inducements from landlord	—	—	1,063
Amortization of tenant inducements	(152)	(223)	(266)
Stock-based compensation expense	11,433	7,972	5,720
Director fees settled with stock	242	248	82
Bad debt expense (reversal)	237	(69)	254
Interest earned on restricted cash	—	1	2
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(11,663)	(2,590)	(12,310)
Prepaid expenses and other assets	(3,836)	(1,992)	(1,888)
Investment credit receivable	(2,637)	446	563
Accounts payable and accrued liabilities	(5,329)	831	5,866
Deferred revenues and customer deposits	21,198	16,114	10,866

Net cash provided by operating activities	17,754	30,190	9,362

Cash flows from investing activities:
Purchases of property and equipment	(11,055)	(13,152)	(10,290)
Change in restricted cash	375	2,664	(1,724)
Purchase of investment	(2,498)	—	—
Acquisition of business, net of cash acquired	(49,665)	(3,301)	—

Net cash used in investing activities	(62,843)	(13,789)	(12,014)

Cash flows from financing activities:
Principal payments on capital lease obligations	(667)	(357)	(583)
Excess tax benefits on the exercise of stock options	56	—	—
Treasury stock acquired to settle employee withholding liability	(1,068)	(645)	(158)
Proceeds from stock options, ESPP Shares and warrants exercised	10,178	11,065	2,971

Net cash provided by financing activities	8,499	10,063	2,230

Effect of exchange rate changes on cash and cash equivalents	(83)	886	(151)

Increase/(decrease) in cash and cash equivalents	(36,673)	27,350	(573)
Cash and cash equivalents:
Beginning of period	86,135	58,785	59,358

End of period	$49,462	$86,135	$58,785

Supplemental cash flow disclosures:
Cash paid for interest	$60	$9	$41

Cash paid for income taxes	$278	$305	$—

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment acquired under capital lease	$—	$44	$—
Property and equipment purchases included in accounts payable and accrued liabilities	$1,416	$3,492	$586
Contingent shares issuable	$—	$—	$(81)
Contingent shares issued	$—	$—	$162
Class B common stock exchanged for Class A common stock	$282	$548	$961
Stock and stock options issued in connection with Vurv acquisition	$75,189	$—	$—

(1)	As restated — See Note 2 “Restatement of Consolidated Financial Statements” of Notes to Consolidated Financial Statements.

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2008	2007	2006
	(In thousands)
Balance at January 1	$369	$585	$350
Provision charged to expense	237	512	254
Provision related to Vurv acquisition	602
Reversal of allowance provision	—	(581)	—
Write-offs charged against allowance	(324)	(147)	(19)

Balance at December 31	$884	$369	$585

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Expenses — The cost of advertising is expensed as incurred. Advertising costs were approximately $1.7 million, $0.8 million, and $0.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.

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

Comprehensive Income (Loss) — Comprehensive income (loss) consists of net loss or gain on foreign currency translations and net income or loss from operations and is presented in the consolidated statements of stockholders’ equity. This includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive income or loss are the cumulative translation adjustments related to the net assets of the operations of the Company’s foreign subsidiaries. These adjustments are accumulated within the consolidated statements of stockholders’ equity under the caption “Accumulated Other Comprehensive Income (Loss).” Comprehensive Income (Loss) for the years ended December 31, 2008, 2007, and 2006, was approximately $(9.6) million, $4.3 million and $(5.9) million, respectively.

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated results of operations or financial position.

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

2. Restatement of Consolidated Financial Statements

The restatement results from management’s determination subsequent to the issuance of the Company’s financial statements for the fiscal year ended December 31, 2008 that there was an error in its accounting for stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006 (the “Current Restatement”). In addition, we previously restated certain of our historical financial statements as a result of our review of revenue recognition practices (the “Prior Restatement”).

Current Restatement — Stock-based Compensation Expense

In October 2009, the Company identified an error in its accounting for stock-based compensation expense after upgrading to a new version of the equity program administration software that the Company licenses from a third-party provider. The third-party provider has advised its users that the new version of the software corrects an error in the prior version with respect to the calculation of stock-based compensation expense. Specifically, the prior version of the software incorrectly calculated stock-based compensation expense by continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather that reflecting actual forfeitures as awards vested, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. The correction of the error by the Company results in changes to the timing of stock-based compensation expense over the vesting period of the awards during the relevant periods, but does not change the total stock-based compensation expense. As stock-based compensation expense is a non-cash item, there is no impact to net cash provided by operations in any period.

The Company determined that the cumulative stock-based compensation expense error related to the years ended December 31, 2008, 2007 and 2006 totaled $2.4 million. To correct the error, the Company has recorded increases in stock-based compensation expense of approximately $1.3 million in fiscal 2007, $1.2 million in fiscal 2006 and has recorded a reduction in stock-based compensation expense of $0.1 million in fiscal 2008. In addition, the Company has adjusted the amount disclosed in Note 9 “Common Stock” of Notes to Consolidated Financial Statements for unrecognized compensation cost related to non-vested share-based compensation arrangements as of December 31, 2008 to reflect the amount net of assumed forfeitures.

The cumulative effect of the stock-based compensation adjustments on the consolidated balance sheets as of years ended 2008, 2007 and 2006 was an increase in additional paid-in capital offset by a corresponding decrease in accumulated deficit which resulted in no net effect on stockholders’ equity.

Prior Restatement — Revenue Recognition

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior Restatement — Other Adjustments

In addition to the stock-based compensation expense and revenue items described above, the Company has also made other, less significant corrections, including certain corrections that had been previously identified but not recorded because they were not material, individually or in the aggregate, to the Company’s consolidated financial statements. These corrections included a miscalculation of service revenue; adjustments to stock based compensation expense, certain accrued liabilities and reserves and miscellaneous reclassification entries. The effect of these other adjustments to previously reported pre-tax income was to increase pre-tax loss by $0.7 million for the first six months of the year ended December 31, 2008, and to increase pre-tax income by $0.5 million and to decrease pre-tax loss by $0.2 million for the years ended December 31, 2007 and 2006 respectively. The cumulative effect for periods prior to 2006 was to increase accumulated deficit by less than $0.1 million.

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of Corrections on Previously Issued Consolidated Financial Statements

The Company’s consolidated financial statements presented in this Annual Report on Form 10-K/A have been restated to reflect the incremental impact resulting from the restatement adjustments described above, as follows (in thousands):

Summary of Impact of Restatement Adjustments

	Revenue Adjustments	Other Adjustments	Stock-based Compensation Adjustments	Total Adjustments	Income Tax Effect of All Adjustments	Total Adjustments, Net of Tax
Cumulative effect on January 1, 2006 opening accumulated deficit	$(14,237)	$(60)	$—	$(14,297)	$—	$(14,297)
Year Ended December 31, 2006	(2,063)	(69)	(1,192)	(3,324)	192	(3,132)
Year Ended December 31, 2007	129	154	(1,285)	(1,002)	(376)	(1,378)
Year Ended December 31, 2008			73	73	—	73

Total	$(16,171)	$25	$(2,404)	$(18,550)	$(184)	$(18,734)

The financial statement impact of the restatement on previously reported revenue is as follows (in thousands):

	Revenue As Reported	Revenue Adjustments	Revenue As Restated
Cumulative from December 31, 2003 through 2005	$180,695	$(14,237)	$166,458
Year Ended December 31, 2006	97,043	(2,063)	94,980
Year Ended December 31, 2007	127,941	129	128,070

Total	$405,679	$(16,171)	$389,508

The following tables present the effect of the restatement adjustments by financial statement line item for the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows. The column heading “Adjustments” reflects the Prior Restatement for revenue and other adjustment referred to above and “Stock-based Compensation Adjustments” reflects the Current Restatement.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and share data)

	As of December 31, 2008			As of December 31, 2007
	As Previously Reported	Stock-based Compensation Adjustments	As Restated	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$49,462	$—	$49,462	$86,135	$—	$—	$86,135
Restricted cash	521	—	521	288	—	—	288
Accounts receivables, net of allowances of $884 and $369 at December 31, 2008 and 2007, respectively	49,167	—	49,167	30,255	—	—	30,255
Prepaid expenses and other current assets	10,977	—	10,977	5,912	(218)	—	5,694
Investment credits receivable	6,087	—	6,087	4,734	—	—	4,734

Total current assets	116,214	—	116,214	127,324	(218)	—	127,106

Property and equipment, net	25,250	—	25,250	23,178	—	—	23,178
Restricted cash	515	—	515	838	—	—	838
Goodwill	91,626	—	91,626	9,785	(676)	—	9,109
Other intangibles, net	44,802	—	44,802	1,404	—	—	1,404
Other assets	4,782	—	4,782	2,147	1,039	—	3,186

Total assets	$283,189	$—	$283,189	$164,676	$145	$—	$164,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,877	$—	$24,877	$20,623	$64	$—	$20,687
Deferred revenue — application services and customer deposits	54,421	—	54,421	36,752	(4,518)	—	32,234
Deferred revenue — consulting services	16,221	—	16,221		13,632	—	13,632
Capital lease obligations, short-term	1,101	—	1,101	38	—	—	38

Total current liabilities	96,620	—	96,620	57,413	9,178	—	66,591

Long term deferred revenue — application services and customer deposits	777	—	777	273	—	—	273
Long term deferred revenue — consulting services	9,594	—	9,594		7,236	—	7,236
Other liabilities	3,258	—	3,258	4,535	171	—	4,706
Capital lease obligations, long-term	519	—	519	16	—	—	16
Commitments and contingencies (Note 11)
Class B Redeemable Common Stock, $0.00001 par value, 4,038,287 shares authorized; no shares outstanding at December 31, 2008 and 655,652 shares outstanding at December 31, 2007, respectively	—	—	—	—	—	—	—

Total liabilities	110,768	—	110,768	62,237	16,585	—	78,822

Exchangeable share obligation	—	—	—	331	—	—	331

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 31,120,614 and 25,442,373 shares outstanding at December 31, 2008 and 2007, respectively	—	—	—	—	—	—	—
Additional paid-in capital	247,764	2,404	250,168	151,593	(19)	2,477	154,051
Accumulated deficit	(75,918)	(2,404)	(78,322)	(51,387)	(16,330)	(2,477)	(70,194)
Treasury stock, at cost, no shares outstanding at December 31, 2008 and 6,900 shares outstanding at December 31, 2007	—	—	—	(195)	—	—	(195)
Accumulated other comprehensive income	575	—	575	2,097	(91)	—	2,006

Total stockholders’ equity	172,421	—	172,421	102,108	(16,440)	—	85,668

Total liabilities and stockholders’ equity	$283,189	$—	$283,189	$164,676	$145	$—	$164,821

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31, 2008			Year Ended December 31, 2007
	As Previously Reported	Stock-based Compensation Adjustments	As Restated	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated
Revenue:
Application	$138,628	$—	$138,628	$105,092	$(60)		$105,032
Consulting	29,791	—	29,791	22,849	189		23,038

Total revenue	168,419	—	168,419	127,941	129	—	128,070

Cost of revenue:
Application	32,390	(14)	32,376	22,602	(25)	65	22,642
Consulting	25,183	86	25,269	18,026	(21)	93	18,098

Total cost of revenue	57,573	72	57,645	40,628	(46)	158	40,740

Gross profit	110,846	(72)	110,774	87,313	175	(158)	87,330

Operating expenses:
Sales and marketing	53,758	69	53,827	36,916	(45)	301	37,172
Research and development	30,937	57	30,994	22,981	(13)	229	23,197
General and administrative	32,653	(271)	32,382	23,734	(50)	597	24,281
Restructuring and severance expense	1,914	—	1,914	—	—	—	—

Total operating expenses	119,262	(145)	119,117	83,631	(108)	1,127	84,650

Operating income	(8,416)	73	(8,343)	3,682	283	(1,285)	2,680

Other income/(expense):
Interest income	1,717	—	1,717	3,045	—		3,045
Interest expense	(199)	—	(199)	(137)	—		(137)

Total other income, net	1,518	—	1,518	2,908	—	—	2,908

Income before benefit from income taxes	(6,898)	73	(6,825)	6,590	283	(1,285)	5,588
Benefit from income taxes	1,303	—	1,303	2,707	376		3,083

Net income	$(8,201)	$73	$(8,128)	$3,883	$(93)	$(1,285)	$2,505

Net income per share attributable to Class A common stockholders — basic	$(0.30)	$0.00	$(0.29)	$0.16	$(0.00)	$(0.05)	$0.10

Net income per share attributable to Class A common stockholders — diluted	$(0.30)	$0.00	$(0.29)	$0.13	$(0.00)	$(0.04)	$0.09

Weighted-average Class A common shares — basic	27,569	27,569	27,569	24,116	24,116	24,116	24,116

Weighted-average Class A common shares — diluted	27,569	27,569	27,569	28,777	28,777	28,777	28,777

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

(In thousands, except per share data)

	Year Ended December 31, 2006
	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated
Revenue:
Application	$79,137	$(21)		$79,116
Consulting	17,906	(2,042)		15,864

Total revenue	97,043	(2,063)	—	94,980

Cost of revenue:
Application	19,317	34	43	19,394
Consulting	12,785	22	50	12,857

Total cost of revenue	32,102	56	93	32,251

Gross profit	64,941	(2,119)	(93)	62,729

Operating expenses:
Sales and marketing	29,482	46	313	29,841
Research and development	19,475	50	197	19,722
General and administrative	21,113	(83)	589	21,619
Restructuring and severance expense	414	—	—	414

Total operating expenses	70,484	13	1,099	71,596

Operating income	(5,543)	(2,132)	(1,192)	(8,867)

Other income / (expense):
Interest income	2,891	—	—	2,891
Interest expense	(107)	—	—	(107)

Total other income, net	2,784	—	—	2,784

Income before benefit from income taxes	(2,759)	(2,132)	(1,192)	(6,083)
Benefit from income taxes	(131)	(192)	—	(323)

Net income	$(2,628)	$(1,940)	$(1,192)	$(5,760)

Net income per share attributable to Class A common stockholders — basic	$(0.13)	$(0.10)	$(0.06)	$(0.29)

Net income per share attributable to Class A common stockholders — diluted	$(0.13)	$(0.10)	$(0.06)	$(0.29)

Weighted-average Class A common shares — basic	20,031	20,031	20,031	20,031

Weighted-average Class A common shares — diluted	20,031	20,031	20,031	20,031

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2008			Year Ended December 31, 2007
	As Previously Reported	Stock-based Compensation Adjustments	As Restated	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated
Cash flows from operating activities:
Net income	$(8,201)	$73	$(8,128)	$3,883	$(93)	$(1,285)	$2,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,453	—	16,453	6,934	—	—	6,934
(Gain)/Loss on disposal of fixed assets	(64)	—	(64)	13	—	—	13
Amortization of tenant inducements	(152)	—	(152)	(223)	—	—	(223)
Stock-based compensation expense	11,506	(73)	11,433	6,730	(43)	1,285	7,972
Director fees settled with stock	242	—	242	248	—	—	248
Bad debt expense reversal	237	—	237	(69)	—	—	(69)
Interest earned on restricted cash	—	—	—	1	—	—	1
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(11,663)	—	(11,663)	(3,685)	1,095	—	(2,590)
Prepaid expenses and other assets	(3,836)	—	(3,836)	(1,500)	(492)	—	(1,992)
Investment credit receivable	(2,637)	—	(2,637)	446	—	—	446
Accounts payable and accrued liabilities	(5,329)	—	(5,329)	37	794	—	831
Deferred revenue and customer deposits	21,198	—	21,198	17,326	(1,212)	—	16,114

Net cash by provided by operating activities	17,754	—	17,754	30,141	49	—	30,190

Cash flows from investing activities:
Purchases of property and equipment	(11,055)	—	(11,055)	(13,152)	—	—	(13,152)
Change in restricted cash	375	—	375	2,664	—	—	2,664
Purchase of investment	(2,498)	—	(2,498)	—	—	—	—
Acquisition of business, net of cash acquired	(49,665)	—	(49,665)	(3,301)	—	—	(3,301)

Net cash used in investing activities	(62,843)	—	(62,843)	(13,789)	—	—	(13,789)

Cash flows from financing activities:
Principal payments on capital lease obligations	(667)	—	(667)	(357)	—	—	(357)
Excess tax benefits on the exercise of stock options	56	—	56	—	—	—	—
Treasury stock acquired to settle employee withholding liability	(1,068)	—	(1,068)	—	(645)	—	(645)
Proceeds from stock options, ESPP Shares and warrants exercised	10,178	—	10,178	10,457	608	—	11,065

Net cash provided by financing activities	8,499	—	8,499	10,100	(37)	—	10,063

Effect of exchange rate changes on cash and cash equivalents	(83)	—	(83)	898	(12)	—	886

Increase in cash and cash equivalents	(36,673)	—	(36,673)	27,350	—	—	27,350
Cash and cash equivalents:
Beginning of period	86,135	—	86,135	58,785	—	—	58,785

End of period	$49,462	$—	$49,462	$86,135	$—	$—	$86,135

Supplemental cash flow disclosures:
Cash paid for interest	$60	$—	$60	$9	$—	$—	$9

Cash paid for income taxes	$278	$—	$278	$305	$—	$—	$305

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment acquired under capital lease	$—	$—	$—	$44	$—	$—	$44
Property and equipment purchases included in accounts payable and accrued liabilities	$1,416	$—	$1,416	$3,492	$—	$—	$3,492
Contingent shares issuable	$—	$—	$—	$—	$—	$—	$—
Contingent shares issued	$—	$—	$—	$—	$—	$—	$—
Class B common stock exchanged for Class A common stock	$282	$—	$282	$548	$—	$—	$548
Stock and stock options issued in connection with Vurv acquisition	$75,189	$—	$75,189	$—	$—	$—	$—
Treasury Stock issued to employees under ESPP	$—	$—	$—	$608	$(608)	$—	$—
Treasury Stock acquired to settle employee withholding liability	$—	$—	$—	$645	$(645)	$—	$—

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2006
	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(2,628)	$(1,940)	$(1,192)	$(5,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,789	(9)	—	4,780
Loss on disposal of fixed assets	390	—	—	390
Tenant inducements from landlord	1,063	—	—	1,063
Amortization of tenant inducements	(266)	—	—	(266)
Stock-based compensation expense	4,504	24	1,192	5,720
Director fees settled with stock	82	—	—	82
Bad debt expense	254	—	—	254
Interest earned on restricted cash	2	—	—	2
Changes in assets and liabilities:
Accounts receivable	(11,134)	(1,176)	—	(12,310)
Prepaid expenses and other assets	(1,793)	(95)	—	(1,888)
Investment credit receivable	563	—	—	563
Accounts payable and accrued liabilities	5,808	58	—	5,866
Deferred revenue and customer deposits	7,628	3,238	—	10,866

Net cash by provided by operating activities	9,262	100	—	9,362

Cash flows from investing activities:
Purchases of property and equipment	(10,335)	45	—	(10,290)
Change in restricted cash	(1,724)	—	—	(1,724)

Net cash used in investing activities	(12,059)	45	—	(12,014)

Cash flows from financing activities:
Principal payments on capital lease obligations	(583)	—	—	(583)
Treasury stock acquired to settle employee withholding liability	—	(158)	—	(158)
Proceeds from stock options, ESPP Shares and warrants exercised	2,971	—	—	2,971

Net cash provided by financing activities	2,388	(158)	—	2,230

Effect of exchange rate changes on cash and cash equivalents	(152)	1	—	(151)

Decrease in cash and cash equivalents	(561)	(12)	—	(573)
Cash and cash equivalents:
Beginning of period	59,346	12	—	59,358

End of period	$58,785	$—	$—	$58,785

Supplemental cash flow disclosures:
Cash paid for interest	$41	$—	$—	$41

Cash paid for income taxes	$—	$—	$—	$—

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment acquired under capital lease	$—	$—	$—	$—
Property and equipment purchases included in accounts payable and accrued liabilities	$586	$—	$—	$586
Class B common stock exchanged for Class A common stock	$961	$—	$—	$961
Treasury Stock issued to employees under ESPP	$—	$—	$—	$—
Treasury Stock acquired to settle employee withholding liability	$158	$(158)	$—	$—
Contingent shares issuable	$(81)	$—	$—	$(81)
Contingent shares issued	$162	$—	$—	$162

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Business Combinations and Dispositions

In November 2008, we entered in an agreement to sell our Optimize product offering (“Optimize”) and the associated assets and liabilities. We acquired Optimize in connection with the acquisition of Vurv on July 1, 2008 and the sale of Optimize represents the completion of a disposition plan initiated during the third quarter of 2008. The sale of Optimize did not result in a significant gain or loss.

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount
(In thousands)
Purchase Price
Cash	$46,542
Estimated fair value of common stock issued	73,444
Estimated fair value of stock options assumed	1,745
Accrued transaction cost	3,323

Total estimated purchase price	$125,054

Unaudited pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented are shown below.

	Year ended December 31,
	2008	2007
	Consolidated Proforma
	(In thousands, except per share data)
	As restated	As restated
Revenue	$195,437	$177,099

Net loss attributable to Class A common stockholders	$(22,226)	$(13,263)

Net loss attributable to Class A common stockholders — basic and diluted	$(0.76)	$(0.48)

Weighted average Class A common shares — basic and diluted	29,242	27,461

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Amounts	Assigned Life
	(In thousands)
Goodwill	$2,014
Existing technology	810	5 years
Customer relationship	290	4 years
Tradename	20	2 years
Net assets	168

Total purchase price allocation	$3,302

Unaudited pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented are shown below.

	Year ended December 31,
	2007	2006
	Consolidated Proforma
	(In thousands, except per share data)
	As restated	As restated
Revenue	$128,410	$96,445

Net income/(loss) attributable to Class A common stockholders	$2,285	$(8,399)

Net income/(loss) attributable to Class A common stockholders — basic	$0.09	$(0.42)

Net income/(loss) attributable to Class A common stockholders — diluted	$0.08	$(0.42)

Weighted average Class A common shares — basic	24,116	20,031

Weighted average Class A common shares — diluted	28,777	20,031

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

During the third quarter of 2008 and as part of the review of the product portfolio acquired in the Vurv acquisition, the Company determined that it would not continue to sell and maintain a product offering referred to as Optimize. In addition, in the third quarter, the Company approved a plan for the sale or disposition of that product and the associated assets and liabilities. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” a newly acquired intangible asset that is expected to be sold shall be classified as held for sale at the acquisition date and shall not be amortized. As such, the Company classified the $0.7

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million of intangible assets related to Optimize as held for sale and did not record amortization expense for these assets in its financial statements. The fair value of the intangible asset was determined based on the present value of the expected future cash flows from the Optimize product line. In November 2008, we entered in an agreement to sell our Optimize product offering and its associated assets and liabilities. The sale of Optimize represents the completion of a disposition plan initiated during the third quarter of 2008. See Footnote 3 — Business Combinations and Dispositions.

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
		($ In thousands)
						As restated
Detail By Acquisition
Vurv Technology
Identifiable Intangible Assets
Existing Technology	3	$8,690	$—	$(1,448)	$7,242
Customer Relationships	7	25,900	—	(1,850)	24,050
Customer Relationships — Backlog	3	13,947	—	(1,907)	12,040
Trade Name	2	260	—	(65)	195
Non-compete Agreements	2	410	—	(103)	307
Optimize Intangible Assets Sold		740	(740)	—	—

Vurv identifiable Intangible assets		49,947	(740)	(5,373)	43,834

Goodwill		83,024	—	—	83,024

WetFeet
Identifiable Intangible Assets
Customer Relationships	4	193	—	(72)	121	$193	$(24)	$169

Goodwill		1,665	—	—	1,665	1,727		1,727

JobFlash
Identifiable Intangible Assets
Existing Technology	5	810	—	(294)	516	810	(132)	678
Customer Relationships	4	290	—	(132)	158	290	(59)	231
Trade Name	2	20	—	(18)	2	20	(8)	12

Goodwill		2,014	—	—	2,014	2,030		2,030

Recruitforce / White Amber*
Identifiable Intangible Assets
Existing Technology	5	2,311	—	(2,162)	149	2,311	(2,038)	273
Customer Relationships	5	967	—	(945)	22	967	(926)	41

Goodwill		4,923	—	—	4,923	5,352		5,352

*	White Amber includes $0.9 million customer relationship intangible asset and $1.7 million existing technology (fully amortized) and $3.0 million in goodwill.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		2008				2007
	Useful Life	Gross	Reclassification	Accumulated Amortization	Carrying Value	Gross	Accumulated Amortization	Carrying Value
		($ In thousands)
						As restated
SUMMARY
Identifiable Intangible Assets
Existing Technology		$11,811	$—	$(3,904)	$7,907	$3,121	$(2,170)	$951
Customer Relationships		41,297	—	(4,906)	36,391	1,450	(1,009)	441
Trade Name		280	—	(83)	197	20	(8)	12
Non-compete Agreements		410	—	(103)	307	—	—	—
Intangible Assets Held for Sale		740	(740)	—	—	—	—	—

		$54,538	$(740)	$(8,996)	$44,802	$4,591	$(3,187)	$1,404

Goodwill
Vurv Technology		$83,024	$—	$—	$83,024	$—	$—	$—
WetFeet		1,665	—	—	1,665	1,727	—	1,727
JobFlash		2,014	—	—	2,014	2,030	—	2,030
Recruitforce / White Amber		4,923	—	—	4,923	5,352	—	5,352

		$91,626	$—	$—	$91,626	$9,109	$—	$9,109

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6. Prepaid Expenses and Other Assets

Prepaid expenses and Other assets consist of the following at December 31, 2008 and 2007:

Prepaid Expenses and Other Current Assets	2008	2007
	(In thousands)
		As restated
Prepaid expenses	$3,614	$2,988
Deferred compensation expense	3,509	1,724
Other	3,854	982

Total	$10,997	$5,694

Non-Current Other Assets	2008	2007
	(In thousands)
		As restated
Deferred tax asset net of valuation allowance	$802	$2,812
Purchase of investment	2,498	—
Receivable from Sale of Optimize Product Offering	875	—
Other	607	374

Total	$4,782	$3,186

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2008, 469,322 shares were available for future grants under all four plans. The following table presents a summary of the Class A common stock option activity since January 1, 2006, and related information:

	Number of Options	Weighted-Average Exercise Price
Outstanding — January 1, 2006	4,213,626	$8.78
Granted	1,162,425	$11.94
Exercised	(857,203)	$2.69
Forfeited	(362,734)	$13.55

Outstanding — December 31, 2006	4,156,114	$10.52
Granted	969,457	$17.62
Exercised	(1,349,344)	$6.94
Forfeited	(252,813)	$13.71

Outstanding — December 31, 2007	3,523,414	$13.61
Granted	544,507	$18.00
Exercised	(668,542)	$11.28
Forfeited	(365,211)	$15.34

Outstanding—December 31, 2008	3,034,168	$14.70

The Company has granted stock options to employees during 2008, 2007, and 2006 at exercise prices greater than or equal to the fair value of the Class A common stock at the time of grant. Prior to the Company’s initial public offering, the fair value of the

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes stock options outstanding at December 31, 2008:

Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number of Options Exercisable
$3.00 — $11.01	314,710	5.42	226,408
$11.05 — 11.90	375,918	7.55	239,323
$12.00 — 13.30	75,342	7.24	40,943
$13.50 — 13.50	452,937	6.23	411,294
$13.58 — 14.00	395,728	6.81	307,202
$14.10 — 16.21	312,259	8.00	136,925
$16.72 — 16.72	17,500	9.19	—
$17.28 — 17.28	328,674	9.34	—
$17.35 — 17.91	314,067	8.32	139,903
$18.00 — 26.76	447,033	6.77	261,749

	3,034,168	7.24	1,763,747

Average exercise price per share			$13.57

The aggregate intrinsic value of options outstanding at December 31, 2008 was $0.8 million. The total intrinsic value of options exercised during fiscal 2008 was $6.1 million. The Company had 3,034,168 options vested or expected to vest over four years with an aggregate value intrinsic value of $0.8 million. As of December 31, 2008, unamortized compensation cost related to Class A common stock options was $8.8 million, net of assumed forfeitures. The cost is expected to be recognized over a weighted-average period of 2.3 years.

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents a summary of the Taleo stock option plan activity for the six months ended December 31, 2008 and related information:

	Number of Taleo Options	Weighted-Average Exercise Price
Assumed — July 1, 2008	433,820	$24.00
Exercised	(28,189)	$7.17
Forfeited	(160,537)	$28.31

Outstanding — December 31, 2008	245,094	$23.11

The Company estimated the fair value of the Taleo stock options using the Black-Scholes option valuation model and the following assumptions:

July 1, 2008
Expected volatility	53%
Risk-free interest rate	2.77 to 3.48%
Expected life (in years)	2.36 to 5.94
Expected dividend yield	0%

The following table summarizes Taleo stock options outstanding at December 31, 2008:

Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number of Options Exercisable
$5.86	51,562	2.62	51,562
$7.81	960	5.45	960
$11.72	640	5.61	640
$15.62	9,088	5.11	9,088
$21.48	15,973	1.56	15,109
$27.34	65,494	4.02	53,234
$30.30	101,377	3.94	70,609

	245,094	3.58	201,202

Average exercise price per share			$21.76

The total intrinsic value of Taleo stock options exercised during the six months ended December 31, 2008 was $0.4 million. As of December 31, 2008, the Company had 245,094 Taleo stock options vested or expected to vest over four years with an aggregate intrinsic value of $0.1 million and a weighted average exercise price of $23.11.

For Taleo stock options, the Company recorded $0.4 million of compensation expense for the year ended December 31, 2008. Unamortized compensation cost was $0.3 million, net of assumed forfeitures, as of December 31, 2008. This cost is expected to be recognized over a weighted-average period of 1.75 years.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Options under the White Amber Stock Option Plan are subject to the vesting provisions associated with each grant, and generally calls for 25% vesting upon issuance, with future vesting over defined periods for the remaining shares. The following schedule summarizes the activity relating to the White Amber Option Plan:

	Number of Options	Weighted-Average Exercise Price
Outstanding — January 1, 2006	180,651	$0.78
Exercised	(60,715)	$0.78
Forfeited	(6,125)	$0.78

Outstanding — December 31, 2006	113,811	$0.78
Exercised	(89,266)	$0.78

Outstanding — December 31, 2007	24,545	$0.78
Exercised	(1,500)	$0.78

Outstanding — December 31, 2008	23,045	$0.78

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

Employee Stock Purchase Plan

At December 31, 2005, 500,000 shares were reserved for future issuance under the ESPP. Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally commence each May 1 and November 1. Shares are purchased through employees’ payroll deductions, up to a maximum of 10% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than 10,000 shares per offering or $25,000 worth of common stock in one calendar year. The initial offering period commenced on May 16, 2006 and ended on October 31, 2006. Unamortized compensation cost was $0.2 million at December 31, 2008

	Shares	Purchase Price
Reserve for ESPP balance — January 1, 2006	500,000	—
Employees purchases	(64,513)	$9.55

ESPP balance — December 31, 2006	435,487	—
Employees purchases	(143,992)	11.30

ESPP balance — December 31, 2007	291,495	—
Employees purchases	(175,669)	13.87

ESPP balance — December 31, 2008	115,826

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Based Compensation Expense

The following table summarizes the total stock based compensation expense included in the Consolidated Statements of Operations for years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
	(In thousands)
	As restated	As restated	As restated
Cost of revenues	$1,525	$953	$507
Sales and marketing	3,132	2,049	1,361
Research and development	1,465	1,391	891
General and administrative	5,311	3,579	2,961

	$11,433	$7,972	$5,720

The Company recorded $7.4 million in pre-tax share-based compensation expense for stock options, $0.9 million for purchase rights under the employee stock purchase plan and $3.1 million in share-based compensation expense for restricted stock awards during the year ended December 31, 2008. As of December 31, 2008, there was $16.7 million, net of assumed forfeitures, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize the unamortized cost over a weighted average period of 2.3 years.

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2008	2007	2006
Employee Stock Purchase Plan:
Expected volatility	44 to 59%	44 to 53%	53 to 55%
Risk-free interest rate	1.07 to 3.49%	3.49 to 5.09%	5.09 to 5.24%
Expected life (in weeks)	26	26	24 to 26
Expected dividend yield	0%	0%	0%

Restricted Stock and Performance Shares

On May 31, 2006, the Compensation Committee of the Board of Directors of the Company approved a form of restricted stock agreement and a form of performance share agreement for use under the Company’s 2004 Stock Plan pursuant to which the Company has granted restricted stock and performance shares. The shares of restricted stock and performance share awards have a per share price of $0.00001 which equals the par value. The Company’s right to repurchase the restricted stock granted to employees lapses in accordance with a four year schedule and the performance shares granted to employees vest in accordance with a four year vesting schedule. Beginning in the quarter ended September 30, 2006, the Company’s outside directors, with the exception of the Chairman of the Company’s Board of Directors, receive 50%, and may elect to receive up to 100%, of their board compensation as restricted stock or performance shares in lieu of cash compensation. The Chairman of the Company’s Board of Directors may elect to receive his board compensation in any combination of cash and restricted stock. Restricted stock awards to directors made in lieu of cash compensation are granted on the first business day of each quarter and vest on the last day of each quarter. The fair value is measured based upon the closing Nasdaq market price of the underlying Company stock as of the date of grant. Restricted stock and performance share awards are amortized over the period using the straight-line method. As of December 31, 2008, the unamortized compensation cost was $7.4 million, net of assumed forfeitures. The cost is expected to be recognized over a weighted-average period of between 1.80 and 2.62 years. The following table presents a summary of the restricted stock awards and performance share awards for the years ended December 31, 2008, 2007 and 2006.

	Performance Share Awards	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value per Share
Repurchasable/nonvested balance — January 1, 2006	—	—	—
Awarded	66,179	282,017	$11.48
Released/vested	(8,054)	(38,579)	9.74
Forfeited/cancelled	(4,375)	(9,063)	11.90

Repurchasable/nonvested balance — December 31, 2006	53,750	234,375	11.75
Awarded	2,481	58,800	17.00
Released/vested	(24,356)	(76,606)	10.56
Forfeited/cancelled	(3,750)	(16,193)	11.48

Repurchasable/nonvested balance — December 31, 2007	28,125	200,376	13.77
Awarded	29,227	440,582	18.53
Released/vested	(15,984)	(126,505)	14.25
Forfeited/cancelled	(2,090)	(81,743)	15.65

Repurchasable/nonvested balance — December 31, 2008	39,278	432,710	18.12

For restricted stock and performance share agreements, the Company recorded $3.1 million, $1.1 million and $0.7 million stock based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively.

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

The domestic and foreign components of income (loss) before provision for income taxes were as follows:

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
	As restated	As restated	As restated
Domestic	$(7,228)	$4,668	$(8,937)
Foreign	403	920	2,854

Total	(6,825)	5,588	(6,083)

The provision for income taxes is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
		As restated	As restated
Current
Federal	$313	$297	$—
State	192	—	—
Foreign	222	1,763	1,153

Total	$727	$2,060	$1,153

Deferred
Federal	519	675	—
State	—	—	—
Foreign	57	348	(1,476)

Total	576	1,023	(1,476)

Total provision (benefit) for income taxes	$1,303	$3,083	$(323)

	2008	2007	2006
	As restated	As restated	As restated
Federal tax at statutory rate	-34%	34%	-34%
State income taxes, net	1%	8%	-6%
U.S. Alternative Minimum Taxes	0%	3%	0%
Foreign Taxes	5%	32%	28%
Non-deductible share based payments	22%	19%	18%
Non-deductible other expenses	1%	1%	0%
Unbenefitted Losses/Valuation Allowance	24%	-42%	-11%

Total	19%	55%	-5%

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s deferred tax assets and liabilities are as follows:

	2008	2007
	(In thousands)
	As restated	As restated
Deferred tax assets:
Tax loss carry forwards	$23,469	$8,872
Reserves and accruals	3,068	2,023
Property and equipment	—	1,154
Deferred revenue	7,207	5,938
Alternative Minimum Tax credit	331	332
Canadian investment credits	1,666	563
Stock based compensation	3,179	2,171
Other, net	1,135	1,159

Total deferred tax assets	$40,055	$22,212

Deferred tax liabilities:
Transactional Cost Study	$(491)	$—
Property and equipment	(1,252)	(772)
Acquired intangible assets	(17,067)	(128)

Total deferred tax liabilities	$(18,810)	$(900)

Net deferred tax asset	$21,245	$21,312
Valuation allowance	(19,563)	(18,718)

Deferred tax asset, net	$1,682	$2,594

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

A reconciliation of the beginning and ending amounts of uncertain tax benefits are as follows:

	Uncertain Tax Benefits
	2008	2007
	(In millions)
		As restated
Uncertain tax benefits at January 1,	$6.9	$5.2
Increase for uncertain tax benefits in the current year	2.0	2.3
Increases for uncertain tax benefits of prior years	0.8	—
Decreases for uncertain tax benefits of prior years	(2.4)	—
Settlements	(0.8)	(0.6)
Lapse of statute of limitations	—	—

Uncertain tax benefits at December 31,	$6.5	$6.9

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Software Contracts — The Company has entered into software license and maintenance agreements for database software used in the production environment. Total payments related to these agreements are included in the software contract column below.

Capital Leases — See Note 5 “Property and Equipment” for additional information regarding capital leases.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The minimum non-cancelable scheduled payments under these agreements at December 31, 2008 are as follows:

	Operating Leases
	Equipment Leases	Facility Leases	Third Party Hosting Facilities	Total Operating Leases	Software Contracts	Capital Leases(1)	Total
	(In thousands)				(In thousands)	(In thousands)	(In thousands)
2009	$101	$3,243	$904	$4,248	$3,080	$1,165	$8,493
2010	36	2,210	298	2,544	221	430	3,195
2011	14	1,031	198	1,243	—	66	1,309
2012	—	980	—	980	—	41	1,021
2013	—	451	—	451	—	5	456

Total	$151	$7,915	$1,400	$9,466	$3,301	$1,707	$14,474

Less amounts representing interest						(87)

Present value of minimum lease payments						$1,620
Less current portion						(1,101)

Noncurrent portion						$519

(1)	Amount includes interest.

Litigation — Kenexa BrassRing, Inc., (“Kenexa”) filed suit against the Company in the United States District Court for the District of Delaware on August 27, 2007. Kenexa alleges that the Company has infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining the Company from further infringement. The Company answered Kenexa’s complaint on January 28, 2008. On May 9, 2008, Kenexa filed a similar lawsuit against Vurv Technology, Inc. (“Vurv”) in the United States District Court for the District of Delaware, alleging that Vurv has infringed Patent Nos. 5,999,939 and 6,996,561, and seeking monetary damages and an order enjoining Vurv from further infringement. Vurv answered Kenexa’s complaint on May 29, 2008. Vurv was acquired by the Company on July 1, 2008. Management has reviewed these matters and believes that neither the Company’s nor Vurv’s software products infringe any valid and enforceable claim of the asserted patents. The Company has engaged in settlement discussions with Kenexa, but no settlement agreement has been reached. Litigation is ongoing with respect to these matters.

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the loss or earnings applicable to each class of common shares is as follows:

	2008		2007		2006
	Class A Common	Class B Common(1)	Class A Common	Class B Common(1)	Class A Common	Class B Common(1)
	(In thousands, except per share data)
	As restated	As restated	As restated	As restated	As restated	As restated
Allocation of net income/(loss)	$(8,128)	—	$2,505	—	$(5,760)	—
Weighted-average shares outstanding — basic	27,569	455	24,116	1,108	20,031	3,140
Weighted-average shares outstanding — diluted	27,569	455	28,777	1,874	20,031	3,140
Net income/(loss) per share — basic	$(0.29)	—	$0.10	—	$(0.29)	—
Net income/(loss) per share — diluted	$(0.29)	—	$0.09	—	$(0.29)	—

(1)	Class B common shares are non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. The corresponding exchangeable shares, discussed at Note 9. “Common Stock”, are participating securities but have no legal requirement to fund such losses, making them antidilutive for 2006 and 2008.

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of operating segments:

	Application	Consulting	Total
	(In thousands)
	As restated	As restated	As restated
2008
Revenue	$138,628	$29,791	$168,419
Contribution margin(1)	$75,258	$4,522	$79,780

	As restated	As restated	As restated
2007
Revenue	$105,032	$23,038	$128,070
Contribution margin(1)	$59,193	$4,940	$64,133

	As restated	As restated	As restated
2006
Revenue	$79,116	$15,864	$94,980
Contribution margin(1)	$40,000	$3,007	$43,007

(1)	The Contribution margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Profit Reconciliation

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
	As restated	As restated	As restated
Contribution margin for reportable segments	$79,780	$64,133	$43,007
Sales and marketing	(53,827)	(37,172)	(29,841)
General and administrative	(32,382)	(24,281)	(21,619)
Restructuring charges	(1,914)	—	(414)
Interest and other income, expense, net	1,518	2,908	2,784

Net income (loss) before provision for income taxes	$(6,825)	$5,588	$(6,083)

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Severance	Facility closure	Total liability
	(In thousands)
Restructuring expense
Estimated cost	$1,850	$65	$1,915
Cash payments	(1,579)	(65)	(1,644)

Liability at December 31, 2008	$271	$—	$271

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

16. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for the years ended December 31, 2008 and 2007 is as follows:

2008 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	As restated (1)	As restated (1)	As restated (1)	As restated (1)	As restated (1)

Revenue	$35,830	$37,902	$46,646	$48,041	$168,419
Gross profit	23,804	25,910	29,535	31,525	$110,774
Operating loss	(518)	(863)	(5,548)	(1,414)	$(8,343)
Net income (loss)	518	(217)	(5,906)	(2,523)	$(8,128)
Net income (loss) attributable to Class A common stockholders per share — basic	$0.02	$(0.01)	$(0.20)	$(0.08)	$(0.29)
Net income (loss) attributable to Class A common stockholders per share — diluted	$0.02	$(0.01)	$(0.20)	$(0.08)	$(0.29)
Weighted average Class A common shares outstanding — basic	25,369	25,708	29,388	29,805	27,569
Weighted average Class A common shares outstanding — diluted	28,899	25,708	29,388	29,805	27,569

2007 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	As restated (1)	As restated (1)	As restated (1)	As restated (1)	As restated (1)
Revenue	$28,780	$30,792	$33,379	$35,119	$128,070
Gross profit	19,905	20,710	23,046	23,669	$87,330
Operating income	351	(97)	993	1,433	$2,680
Net income (loss)	516	(2,451)	1,503	2,937	$2,505
Net income (loss) attributable to Class A common stockholders per share — basic	$0.02	$(0.10)	$0.06	$0.12	$0.10
Net income (loss) attributable to Class A common stockholders per share — diluted	$0.02	$(0.10)	$0.05	$0.10	$0.09
Weighted average Class A common shares outstanding — basic	22,804	23,908	24,638	25,084	24,116
Weighted average Class A common shares outstanding — diluted	26,014	23,908	28,771	29,541	28,777

(1)	As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006, 2007 and 2008. In addition, the Company intends to file restated consolidated quarterly financial statements for each of the periods ended March 31, June 30, and September 30, 2008 in connection with the filing of a Form 10-Q/A for the quarters ended March 31, 2009 and June 30, 2009 and prospectively in the Form 10-Q for the quarter ended September 30, 2009.

The following tables present the effects of adjustments made to our previously reported unaudited consolidated quarterly financial information for the quarters ended September 30, 2008; June 30, 2008 and 2007; and March 31, 2008 and 2007. In addition, it presents financial information for the quarter ended December 31, 2008 and 2007; for the nine months ended September 30, 2008 and 2007; and for the six months ended June 30, 2008 and 2007. The column heading “Adjustments” reflects the Prior Restatement for revenue and other adjustment referred to above and “Stock-based Compensation Adjustments” reflects the Current Restatement.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of September 30, 2008			As of June 30, 2008
	As Previously Reported	Stock-based Compensation Adjustments	As Restated (1)	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated (1)

ASSETS
Current assets:
Cash and cash equivalents	$49,004	$—	$49,004	$104,735	$—	$—	$104,735
Restricted cash	591	—	591	289	—	—	289
Accounts receivable, net of allowances.	42,504	—	42,504	29,558	(87)	—	29,471
Prepaid expenses and other current assets	8,232	—	8,232	6,152	(218)	—	5,934
Investment credits receivable	6,492	—	6,492	5,985	—	—	5,985

Total current assets	106,823	—	106,823	146,719	(305)	—	146,414

Property and equipment, net	25,234	—	25,234	21,131	—	—	21,131
Restricted cash	611	—	611	628	—	—	628
Goodwill	91,569	—	91,569	9,707	(685)	—	9,022
Other intangibles, net	48,337	—	48,337	1,186	—	—	1,186
Other assets	6,094	—	6,094	5,721	812	—	6,533

Total assets	$278,668	$—	$278,668	$185,092	$(178)	$—	$184,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,773	$—	$28,773	$24,558	$(293)	$—	$24,265
Deferred revenue — application services and customer deposits	46,969	—	46,969	42,498	(4,458)	—	38,040
Deferred revenue — consulting services	16,038	—	16,038		14,718	—	14,718
Capital lease obligations, short-term	1,247	—	1,247	18	—	—	18

Total current liabilities	93,027	—	93,027	67,074	9,967	—	77,041

Long-term deferred revenue — application services and customer deposits	1,016	—	1,016	1,254	—	—	1,254
Long-term deferred revenue — consulting services	8,782	—	8,782		8,285	—	8,285
Other liabilities	3,919	—	3,919	3,684	140	—	3,824
Capital lease obligations, long-term	736	—	736	11	—	—	11
Commitments and contingencies							—
Class B redeemable common stock	—	—	—	—	—	—	—

Total liabilities	107,480	—	107,480	72,023	18,392	—	90,415

Exchangeable share obligation	220	—	220	226	—	—	226

Stockholders’ equity:
Class A common stock	—	—	—	—	—	—	—
Additional paid-in capital	243,114	2,383	245,497	159,765	—	2,693	162,458
Accumulated deficit	(73,417)	(2,383)	(75,800)	(48,712)	(18,490)	(2,693)	(69,895)
Treasury stock, at cost	(285)	—	(285)	(66)	—	—	(66)
Accumulated other comprehensive income	1,556	—	1,556	1,856	(80)	—	1,776

Total stockholders’ equity	170,968	—	170,968	112,843	(18,570)	—	94,273

Total liabilities and stockholders’ equity	$278,668	$—	$278,668	$185,092	$(178)	$—	$184,914

(1)	As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006, 2007 and 2008. In addition, the Company intends to file restated consolidated quarterly financial statements for each of the periods ended March 31, June 30, and September 30, 2008 in connection with the filing of a Form 10-Q/A for the quarters ended March 31, 2009 and June 30, 2009 and prospectively in the Form 10-Q for the quarter ended September 30, 2009.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of March 31, 2008				As of December 31, 2007
	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated (1)	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated (1)

ASSETS
Current assets:
Cash and cash equivalents	$91,683	$—	$—	$91,683	$86,135	$—	$—	$86,135
Restricted cash	289	—	—	289	288	—	—	288
Accounts receivable, net of allowances.	34,415	—	—	34,415	30,255	—	—	30,255
Prepaid expenses and other current assets	5,750	(218)	—	5,532	5,912	(218)	—	5,694
Investment credits receivable	5,214	—	—	5,214	4,734	—	—	4,734

Total current assets	137,351	(218)	—	137,133	127,324	(218)	—	127,106

Property and equipment, net	21,925	—	—	21,925	23,178	—	—	23,178
Restricted cash	838	—	—	838	838	—	—	838
Goodwill	9,749	(699)	—	9,050	9,785	(676)	—	9,109
Other intangibles, net	1,295	—	—	1,295	1,404	—	—	1,404
Other assets	2,373	1,039	—	3,412	2,147	1,039	—	3,186

Total assets	$173,531	$122	$—	$173,653	$164,676	$145	$—	$164,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,842	$(277)	$—	$21,565	$20,623	$64	$—	$20,687
Deferred revenue — application services and customer deposits	39,888	(4,186)	—	35,702	36,752	(4,518)	—	32,234
Deferred revenue — consulting services		14,175	—	14,175		13,632	—	13,632
Capital lease obligations, short-term	25	—	—	25	38	—	—	38

Total current liabilities	61,755	9,712	—	71,467	57,413	9,178	—	66,591

Long-term deferred revenue — application services and customer deposits	1,482	(1)	—	1,481	273	—	—	273
Long-term deferred revenue — consulting services		7,725	—	7,725		7,236	—	7,236
Other liabilities	3,868	128	—	3,996	4,535	171	—	4,706
Capital lease obligations, long-term	14	—	—	14	16	—	—	16
Commitments and contingencies				—				—
Class B redeemable common stock	—	—	—	—	—	—	—	—

Total liabilities	67,119	17,564	—	84,683	62,237	16,585	—	78,822

Exchangeable share obligation	224	—	—	224	331	—	—	331

Stockholders’ equity:
Class A common stock	—	—	—	—	—	—	—	—
Additional paid-in capital	154,639	—	2,521	157,160	151,593	(19)	2,477	154,051
Accumulated deficit	(49,786)	(17,370)	(2,521)	(69,677)	(51,387)	(16,330)	(2,477)	(70,194)
Treasury stock, at cost	(448)	—	—	(448)	(195)	—	—	(195)
Accumulated other comprehensive income	1,783	(72)	—	1,711	2,097	(91)	—	2,006

Total stockholders’ equity	106,188	(17,442)	—	88,746	102,108	(16,440)	—	85,668

Total liabilities and stockholders’ equity	$173,531	$122	$—	$173,653	$164,676	$145	$—	$164,821

(1)	As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006, 2007 and 2008. In addition, the Company intends to file restated consolidated quarterly financial statements for each of the periods ended March 31, June 30, and September 30, 2008 in connection with the filing of a Form 10-Q/A for the quarters ended March 31, 2009 and June 30, 2009 and prospectively in the Form 10-Q for the quarter ended September 30, 2009.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30, 2008			Three months ended September 30, 2007
	As Previously Reported	Stock-based Compensation Adjustments	As Restated (1)	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated (1)

Revenue:
Application	$37,469	$—	$37,469	$27,429	$(66)	$—	$27,363
Consulting	9,177	—	9,177	6,315	(299)	—	6,016

Total revenue	46,646	—	46,646	33,744	(365)	—	33,379

Cost of revenue:
Application	9,885	(19)	9,866	5,512	—	10	5,522
Consulting	7,257	(12)	7,245	4,799	—	12	4,811

Total cost of revenue	17,142	(31)	17,111	10,311	—	22	10,333

Gross profit / (loss)	29,504	31	29,535	23,433	(365)	(22)	23,046

Operating expenses:
Sales and marketing	15,953	(74)	15,879	9,949	—	48	9,997
Research and development	8,486	(42)	8,444	5,620	—	37	5,657
General and administrative	9,593	(163)	9,430	6,267	36	96	6,399
Restructuring and severance expense	1,330	—	1,330	—	—	—	—

Total operating expenses	35,362	(279)	35,083	21,836	36	181	22,053

Operating income / (loss)	(5,858)	310	(5,548)	1,597	(401)	(203)	993

Other income / (expense):
Interest income	261	—	261	757	—	—	757
Interest expense	(58)	—	(58)	(42)	—	—	(42)

Total other income, net	203	—	203	715	—	—	715

Income / (loss) before provision / (benefit) for income taxes	(5,655)	310	(5,345)	2,312	(401)	(203)	1,708
(Benefit) / provision for income taxes	561	—	561	79	126	—	205

Net income / (loss)	$(6,216)	$310	$(5,906)	$2,233	$(527)	$(203)	$1,503

Net income / (loss) per share attributable to Class A common stockholders — basic	$(0.21)	$0.01	$(0.20)	$0.09	$(0.02)	$(0.01)	$0.06

Net income / (loss) per share attributable to Class A common stockholders — diluted	$(0.21)	$0.01	$(0.20)	$0.08	$(0.02)	$(0.01)	$0.05

Weighted-average Class A common shares — basic	29,388	29,388	29,388	24,638	24,638	24,638	24,638

Weighted-average Class A common shares — diluted	29,388	29,388	29,388	28,771	28,771	28,771	28,771

(1)	As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006, 2007 and 2008. In addition, the Company intends to file restated consolidated quarterly financial statements for each of the periods ended March 31, June 30, and September 30, 2008 in connection with the filing of a Form 10-Q/A for the quarters ended March 31, 2009 and June 30, 2009 and prospectively in the Form 10-Q for the quarter ended September 30, 2009.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30, 2008				Three months ended June 30, 2007
	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated (1)	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated (1)

Revenue:
Application	$30,875	$(145)	$—	$30,730	$25,596	$(164)	$—	$25,432
Consulting	7,929	(757)	—	7,172	5,358	2	—	5,360

Total revenue	38,804	(902)	—	37,902	30,954	(162)	—	30,792

Cost of revenue:
Application	6,356	—	21	6,377	5,340	—	44	5,384
Consulting	5,559	—	56	5,615	4,670	—	28	4,698

Total cost of revenue	11,915	—	77	11,992	10,010	—	72	10,082

Gross profit / (loss)	26,889	(902)	(77)	25,910	20,944	(162)	(72)	20,710

Operating expenses:
Sales and marketing	11,832	—	105	11,937	8,471	—	124	8,595
Research and development	7,366	(1)	58	7,423	5,492	—	114	5,606
General and administrative	7,196	4	(68)	7,132	6,482	(88)	212	6,606
Restructuring and severance expense	281	—	—	281	—	—	—	—

Total operating expenses	26,675	3	95	26,773	20,445	(88)	450	20,807

Operating income / (loss)	214	(905)	(172)	(863)	499	(74)	(522)	(97)

Other income / (expense):
Interest income	518	—	—	518	676	—	—	676
Interest expense	(41)	—	—	(41)	(10)	—	—	(10)

Total other income, net	477	—	—	477	666	—	—	666

Income / (loss) before provision / (benefit) for income taxes	691	(905)	(172)	(386)	1,165	(74)	(522)	569
(Benefit) / provision for income taxes	(383)	214	—	(169)	2,918	102	—	3,020

Net income / (loss)	$1,074	$(1,119)	$(172)	$(217)	$(1,753)	$(176)	$(522)	$(2,451)

Net income / (loss) per share attributable to Class A common stockholders — basic	$0.04	$(0.04)	$(0.01)	$(0.01)	$(0.07)	$(0.01)	$(0.02)	$(0.10)

Net income / (loss) per share attributable to Class A common stockholders — diluted	$0.04	$(0.04)	$(0.01)	$(0.01)	$(0.07)	$(0.01)	$(0.02)	$(0.10)

Weighted-average Class A common shares — basic	25,708	25,708	25,708	25,708	23,908	23,908	23,908	23,908

Weighted-average Class A common shares — diluted	29,070	25,708	25,708	25,708	23,908	23,908	23,908	23,908

(1)	As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006, 2007 and 2008. In addition, the Company intends to file restated consolidated quarterly financial statements for each of the periods ended March 31, June 30, and September 30, 2008 in connection with the filing of a Form 10-Q/A for the quarters ended March 31, 2009 and June 30, 2009 and prospectively in the Form 10-Q for the quarter ended September 30, 2009.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended March 31, 2008				Three months ended March 31, 2007
	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated (1)	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated (1)

Revenue:
Application	$30,201	$(38)		$30,163	$23,655	$96		$23,751
Consulting	7,038	(1,371)		5,667	5,062	(33)		5,029

Total revenue	37,239	(1,409)	—	35,830	28,717	63	—	28,780

Cost of revenue:
Application	6,290	—	(11)	6,279	5,100	(26)	15	5,089
Consulting	5,724	—	23	5,747	3,789	(21)	18	3,786

Total cost of revenue	12,014	—	12	12,026	8,889	(47)	33	8,875

Gross profit / (loss)	25,225	(1,409)	(12)	23,804	19,828	110	(33)	19,905

Operating expenses:
Sales and marketing	10,670	—	(15)	10,655	8,517	(45)	95	8,567
Research and development	7,033	—	47	7,080	5,403	(13)	41	5,431
General and administrative	6,567	21	(1)	6,587	5,394	(38)	200	5,556

Total operating expenses	24,270	21	31	24,322	19,314	(96)	336	19,554

Operating income / (loss)	955	(1,430)	(43)	(518)	514	206	(369)	351

Other income / (expense):
Interest income	778	—		778	673	—		673
Interest expense	(45)	—		(45)	(19)	—		(19)

Total other income, net	733	—	—	733	654	—	—	654

Income / (loss) before provision for income taxes	1,688	(1,430)	(43)	215	1,168	206	(369)	1,005
Provision / (benefit) from income taxes	87	(390)		(303)	260	229		489

Net income	$1,601	$(1,040)	$(43)	$518	$908	$(23)	$(369)	$516

Net income per share attributable to Class A common stockholders — basic	$0.06	$(0.04)	$(0.00)	$0.02	$0.04	$(0.00)	$(0.02)	$0.02

Net income per share attributable to Class A common stockholders — diluted	$0.06	$(0.04)	$(0.00)	$0.02	$0.03	$(0.00)	$(0.01)	$0.02

Weighted-average Class A common shares — basic	25,369	25,369	25,369	25,369	22,804	22,804	22,804	22,804

Weighted-average Class A common shares — diluted	28,899	28,899	28,899	28,899	26,014	26,014	26,014	26,014

(1)	As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006, 2007 and 2008. In addition, the Company intends to file restated consolidated quarterly financial statements for each of the periods ended March 31, June 30, and September 30, 2008 in connection with the filing of a Form 10-Q/A for the quarters ended March 31, 2009 and June 30, 2009 and prospectively in the Form 10-Q for the quarter ended September 30, 2009.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended December 31, 2008			Three months ended December 31, 2007
	As Previously Reported	Stock-based Compensation Adjustments	As Restated (1)	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated (1)

Revenue:
Application	$40,266	$—	$40,266	$28,412	$74		$28,486
Consulting	7,775	—	$7,775	6,114	519		$6,633

Total revenue	48,041	—	48,041	34,526	593	—	35,119

Cost of revenue:
Application	9,859	(5)	9,854	6,651	—	(4)	6,647
Consulting	6,643	19	6,662	4,767	1	35	4,803

Total cost of revenue	16,502	14	16,516	11,418	1	31	11,450

Gross profit	31,539	(14)	31,525	23,108	592	(31)	23,669

Operating expenses:
Sales and marketing	15,303	53	15,356	9,979	—	34	10,013
Research and development	8,053	(6)	8,047	6,466	—	37	6,503
General and administrative	9,272	(39)	9,233	5,591	40	89	5,720
Restructuring and severance expense	303	—	303	—	—	—	—

Total operating expenses	32,931	8	32,939	22,036	40	160	22,236

Operating income	(1,392)	(22)	(1,414)	1,072	552	(191)	1,433

Other income / (expense):

Interest income	160	—	160	939	—	—	939
Interest expense	(55)	—	(55)	(66)	—	—	(66)

Total other income, net	105	—	105	873	—	—	873

Income before benefit from income taxes	(1,287)	(22)	(1,309)	1,945	552	(191)	2,306
Benefit from income taxes	1,214	—	1,214	(550)	(81)		(631)

Net income	$(2,501)	$(22)	$(2,523)	$2,495	$633	$(191)	$2,937

Net income per share attributable to Class A common stockholders — basic	$(0.08)	$(0.00)	$(0.08)	$0.10	$0.03	$(0.01)	$0.12

Net income per share attributable to Class A common stockholders — diluted	$(0.08)	$(0.00)	$(0.08)	$0.08	$0.02	$(0.01)	$0.10

Weighted-average Class A common shares — basic	29,805	29,805	29,805	25,084	25,084	25,084	25,084

Weighted-average Class A common shares — diluted	29,805	29,805	29,805	29,541	29,541	29,541	29,541

As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006, 2007 and 2008. In addition, the Company intends to file restated consolidated quarterly financial statements for each of the periods ended March 31, June 30, and September 30, 2008 in connection with the filing of a Form 10-Q/A for the quarters ended March 31, 2009 and June 30, 2009 and prospectively in the Form 10-Q for the quarter ended September 30, 2009.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine months ended September 30, 2008			Nine months ended September 30, 2007
	As Previously Reported	Stock-based Compensation Adjustments	As Restated (1)	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated (1)

Revenue:
Application	$98,362	$—	$98,362	$76,680	$(134)	$—	$76,546
Consulting	22,015	—	22,015	16,735	(330)	—	16,405

Total revenue	120,377	—	120,377	93,415	(464)	—	92,951

Cost of revenue:
Application	22,530	(9)	22,521	15,952	(26)	69	15,995
Consulting	18,540	67	18,607	13,258	(21)	58	13,295

Total cost of revenue	41,070	58	41,128	29,210	(47)	127	29,290

Gross profit / (loss)	79,307	(58)	79,249	64,205	(417)	(127)	63,661

Operating expenses:
Sales and marketing	38,455	16	38,471	26,937	(46)	267	27,158
Research and development	22,885	63	22,948	16,515	(13)	192	16,694
General and administrative	23,379	(232)	23,147	18,143	(89)	508	18,562
Restructuring and severance expense	1,611	—	1,611	—	—	—	—

Total operating expenses	86,330	(153)	86,177	61,595	(148)	967	62,414

Operating income / (loss)	(7,023)	95	(6,928)	2,610	(269)	(1,094)	1,247

Other income / (expense):
Interest income	1,556	—	1,556	2,106	—	—	2,106
Interest expense	(144)	—	(144)	(71)	—	—	(71)

Total other income, net	1,412	—	1,412	2,035	—	—	2,035

Income / (loss) before provision / (benefit) for income taxes	(5,611)	95	(5,516)	4,645	(269)	(1,094)	3,282
(Benefit) / provision for income taxes	89	—	89	3,257	457	—	3,714

Net income / (loss)	$(5,700)	$95	$(5,605)	$1,388	$(726)	$(1,094)	$(432)

Net income / (loss) per share attributable to Class A common stockholders — basic	$(0.21)	$—	$(0.21)	$0.06	$(0.03)	$(0.05)	$(0.02)

Net income / (loss) per share attributable to Class A common stockholders — diluted	$(0.21)	$—	$(0.21)	$0.05	$(0.03)	$(0.05)	$(0.02)

Weighted-average Class A common shares — basic	26,818	26,818	26,818	23,790	23,790	23,790	23,790

Weighted-average Class A common shares — diluted	26,818	26,818	26,818	28,225	23,790	23,790	23,790

(1)	As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006, 2007 and 2008. In addition, the Company intends to file restated consolidated quarterly financial statements for each of the periods ended March 31, June 30, and September 30, 2008 in connection with the filing of a Form 10-Q/A for the quarters ended March 31, 2009 and June 30, 2009 and prospectively in the Form 10-Q for the quarter ended September 30, 2009.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Six months ended June 30, 2008				Six months ended June 30, 2007
	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated (1)	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated (1)

Revenue:
Application	$61,076	$(183)	$—	$60,893	$49,251	$(68)	$—	$49,183
Consulting	14,967	(2,128)	—	12,839	10,420	(31)	—	10,389

Total revenue	76,043	(2,311)	—	73,732	59,671	(99)	—	59,572

Cost of revenue:
Application	12,646	—	10	12,656	10,440	(26)	59	10,473
Consulting	11,283	—	79	11,362	8,459	(21)	46	8,484

Total cost of revenue	23,929	—	89	24,018	18,899	(47)	105	18,957

Gross profit / (loss)	52,114	(2,311)	(89)	49,714	40,772	(52)	(105)	40,615

Operating expenses:
Sales and marketing	22,502	—	90	22,592	16,988	(45)	219	17,162
Research and development	14,399	(1)	105	14,503	10,895	(13)	155	11,037
General and administrative	13,763	25	(69)	13,719	11,876	(126)	412	12,162
Restructuring and severance expense	281	—	—	281	—	—	—	—

Total operating expenses	50,945	24	126	51,095	39,759	(184)	786	40,361

Operating income / (loss)	1,169	(2,335)	(215)	(1,381)	1,013	132	(891)	254

Other income / (expense):
Interest income	1,296	—	—	1,296	1,349	—	—	1,349
Interest expense	(86)	—	—	(86)	(29)	—	—	(29)

Total other income, net	1,210	—	—	1,210	1,320	—	—	1,320

Income / (loss) before provision / (benefit) for income taxes	2,379	(2,335)	(215)	(171)	2,333	132	(891)	1,574
(Benefit) / provision for income taxes	(296)	(176)	—	(472)	3,178	331	—	3,509

Net income / (loss)	$2,675	$(2,159)	$(215)	$301	$(845)	$(199)	$(891)	$(1,935)

Net income / (loss) per share attributable to Class A common stockholders — basic	$0.10	$(0.08)	$(0.01)	$0.01	$(0.04)	$—	$(0.04)	$(0.08)

Net income / (loss) per share attributable to Class A common stockholders — diluted	$0.09	$(0.07)	$(0.01)	$0.01	$(0.04)	$—	$(0.04)	$(0.08)

Weighted-average Class A common shares — basic	25,538	25,538	25,538	25,538	23,359	23,359	23,359	23,359

Weighted-average Class A common shares — diluted	28,994	28,994	28,994	28,994	23,359	23,359	23,359	23,359

(1)	As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006, 2007 and 2008. In addition, the Company intends to file restated consolidated quarterly financial statements for each of the periods ended March 31, June 30, and September 30, 2008 in connection with the filing of a Form 10-Q/A for the quarters ended March 31, 2009 and June 30, 2009 and prospectively in the Form 10-Q for the quarter ended September 30, 2009.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Three months ended March 31, 2008				Three months ended March 31, 2007
	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated (1)	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated (1)
	(In thousands)				(In thousands)

Cash flows from operating activities:
Net income	$1,601	$(1,040)	$(43)	$518	$908	$(23)	$(369)	$516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,364	—	—	2,364	1,268	—	—	1,268
Amortization of tenant inducements	(38)	—	—	(38)	(55)	—	—	(55)
Stock-based compensation expense	2,476	20	43	2,539	1,385	(25)	369	1,729
Director fees settled with stock	59	—	—	59	40	—	—	40
Bad debt expense (reversal)	(86)	—	—	(86)	95	—	—	95
Interest earned on restricted cash	—	—	—	—	1	—	—	1
Changes in assets and liabilities, net of effect of acquisition:				—				—
Accounts receivable	(4,163)	—	—	(4,163)	(8,422)	610	—	(7,812)
Prepaid expenses and other assets	(112)	(71)	—	(183)	(596)	(122)	—	(718)
Investment credit receivable	(682)	—	—	(682)	1,775	—	—	1,775
Accounts payable and accrued liabilities	1,129	(65)	—	1,064	6,990	399	—	7,389
Deferred revenue and customer deposits	4,479	1,403	—	5,882	10,513	(722)	—	9,791

Net cash by provided by (used in) operating activities	7,027	247	—	7,274	13,902	117	—	14,019

Cash flows from investing activities:
Purchases of property and equipment	(1,902)	—	—	(1,902)	(746)	—	—	(746)
Change in restricted cash	—	—	—	—	2,507	—	—	2,507
Acquisition of business, net of cash acquired	—	—	—	—	(3,072)	—	—	(3,072)

Net cash used in investing activities	(1,902)	—	—	(1,902)	(1,311)	—	—	(1,311)

Cash flows from financing activities:
Principal payments on capital lease obligations	(14)	—	—	(14)	(142)	—	—	(142)
Treasury stock acquired to settle employee withholding liability	—	(253)	—	(253)	—	(167)	—	(167)
Proceeds from stock options, ESPP Shares and warrants exercised	414	—	—	414	2,542	—	—	2,542

Net cash provided by financing activities	400	(253)	—	147	2,400	(167)	—	2,233

Effect of exchange rate changes on cash and cash equivalents	23	6	—	29	157	1	—	158

Increase in cash and cash equivalents	5,548	—	—	5,548	15,148	(49)	—	15,099
Cash and cash equivalents:
Beginning of period	86,135	—	—	86,135	58,785	—	—	58,785

End of period	$91,683	$—	$—	$91,683	$73,933	$(49)	$—	$73,884

Supplemental cash flow disclosures:
Cash paid for interest	$1	$—	$—	$1	$4	$—	$—	$4

Cash paid for income taxes	$—	$—	$—	$—	$—	$—	$—	$—

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$2,811	$—	$—	$2,811	$229	$—	$—	$229
Class B common stock exchanged for Class A common stock	$96	$—	$—	$96	$219	$—	$—	$219
Treasury Stock acquired to settle employee withholding liability	$253	$(253)	$—	$—	$166	$(166)	$—	$—

(1)	As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006, 2007 and 2008. In addition, the Company intends to file restated consolidated quarterly financial statements for each of the periods ended March 31, June 30, and September 30, 2008 in connection with the filing of a Form 10-Q/A for the quarters ended March 31, 2009 and June 30, 2009 and prospectively in the Form 10-Q for the quarter ended September 30, 2009.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Six months ended June 30, 2008				Six months ended June 30, 2007
	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated (1)	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated (1)
	(In thousands)				(In thousands)
Cash flows from operating activities:
Net income	$2,675	$(2,159)	$(215)	$301	$(845)	$(199)	$(891)	$(1,935)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,726	—	—	4,726	2,827	—	—	2,827
Amortization of tenant inducements	(76)	—	—	(76)	(93)	—	—	(93)
Stock-based compensation expense	5,232	19	215	5,466	2,965	(114)	891	3,742
Director fees settled with stock	119	—	—	119	112	—	—	112
Bad debt expense (reversal)	100	—	—	100	310	—	—	310
Interest earned on restricted cash	—	—	—	—	1	—	—	1
Changes in assets and liabilities, net of effect of acquisition:				—				—
Accounts receivable	544	87	—	631	(5,986)	(46)	—	(6,032)
Prepaid expenses and other assets	(3,824)	176	—	(3,648)	(1,272)	(122)	—	(1,394)
Investment credit receivable	(1,393)	—	—	(1,393)	1,115	—	—	1,115
Accounts payable and accrued liabilities	4,355	(478)	—	3,877	(218)	179	—	(39)
Deferred revenue and customer deposits	6,818	2,221	—	9,039	10,747	140	—	10,887

Net cash by provided by (used in) operating activities	19,276	(134)	—	19,142	9,663	(162)	—	9,501

Cash flows from investing activities:
Purchases of property and equipment	(3,625)	—	—	(3,625)	(4,082)	—	—	(4,082)
Change in restricted cash	210	—	—	210	2,704	—	—	2,704
Acquisition of business, net of cash acquired	—	—	—	—	(3,071)	—	—	(3,071)

Net cash used in investing activities	(3,415)	—	—	(3,415)	(4,449)	—	—	(4,449)

Cash flows from financing activities:
Principal payments on capital lease obligations	(24)	—	—	(24)	(308)	—	—	(308)
Treasury stock acquired to settle employee withholding liability	—	(572)	—	(572)	—	(292)	—	(292)
Proceeds from stock options, ESPP Shares and warrants exercised	2,725	701	—	3,426	5,083	450	—	5,533

Net cash provided by financing activities	2,701	129	—	2,830	4,775	158	—	4,933

Effect of exchange rate changes on cash and cash equivalents	38	5	—	43	246	4	—	250

Increase in cash and cash equivalents	18,600	—	—	18,600	10,235	—	—	10,235
Cash and cash equivalents:
Beginning of period	86,135	—	—	86,135	58,785	—	—	58,785

End of period	$104,735	$—	$—	$104,735	$69,020	$—	$—	$69,020

Supplemental cash flow disclosures:
Cash paid for interest	$1	$—	$—	$1	$4	$—	$—	$4

Cash paid for income taxes	$—	$—	$—	$—	$124	$—	$—	$124

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$2,487	$—	$—	$2,487	$3,686	$—	$—	$3,686
Class B common stock exchanged for Class A common stock	$96	$—	$—	$96	$393	$—	$—	$393
Treasury Stock issued to employees under ESPP	$701	$(701)	$—	$—	$450	$(450)	$—	$—
Treasury Stock acquired to settle employee withholding liability	$573	$(573)	$—	$—	$292	$(292)	$—	$—

(1)	As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006, 2007 and 2008. In addition, the Company intends to file restated consolidated quarterly financial statements for each of the periods ended March 31, June 30, and September 30, 2008 in connection with the filing of a Form 10-Q/A for the quarters ended March 31, 2009 and June 30, 2009 and prospectively in the Form 10-Q for the quarter ended September 30, 2009.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Nine months ended September 30, 2008			Nine months ended September 30, 2007
	As Previously Reported	Stock-based Compensation Adjustments	As Restated (1)	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated (1)
	(In thousands)			(In thousands)

Cash flows from operating activities:
Net income / (loss)	$(5,700)	$95	$(5,605)	$1,388	$(726)	$(1,094)	$(432)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	10,582	—	10,582	4,683	—	—	4,683
Amortization of tenant inducements	(114)	—	(114)	(167)	—	—	(167)
Stock-based compensation expense	8,563	(95)	8,468	4,796	(81)	1,094	5,809
Director fees settled with stock	172	—	172	177	—	—	177
Bad debt expense	259	—	259	512	—	—	512
Interest earned on restricted cash	—	—	—	1	—	—	1
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(4,539)	—	(4,539)	(5,287)	(109)	—	(5,396)
Prepaid expenses and other assets	(2,483)	—	(2,483)	(969)	(155)	—	(1,124)
Investment credits receivable	(2,055)	—	(2,055)	587	—	—	587
Accounts payable and accrued liabilities	(3,413)	—	(3,413)	3,806	500	—	4,306
Deferred revenue and customer deposits	12,412	—	12,412	11,139	566	—	11,705

Net cash by provided by operating activities	13,684	—	13,684	20,666	(5)	—	20,661

Cash flows from investing activities:
Purchases of property and equipment	(5,853)	—	(5,853)	(7,645)	—	—	(7,645)
Change in restricted cash	210	—	210	2,657	—	—	2,657
Purchase of investment	(2,498)	—	(2,498)	—	—	—	—
Acquisition of business, net of cash acquired	(49,646)	—	(49,646)	(3,301)	—	—	(3,301)

Net cash used in investing activities	(57,787)	—	(57,787)	(8,289)	—	—	(8,289)

Cash flows from financing activities:
Principal payments on capital lease obligations	(344)	—	(344)	(319)	—	—	(319)
Treasury stock acquired to settle employee withholding liability	(791)	—	(791)	—	(451)	—	(451)
Proceeds from stock options, ESPP Shares and warrants exercised	8,221	—	8,221	7,268	450	—	7,718

Net cash provided by financing activities	7,086	—	7,086	6,949	(1)	—	6,948

Effect of exchange rate changes on cash and cash equivalents	(114)	—	(114)	556	6	—	562

Increase in cash and cash equivalents	(37,131)	—	(37,131)	19,882	—	—	19,882
Cash and cash equivalents:
Beginning of period	86,135	—	86,135	58,785	—	—	58,785

End of period	$49,004	$—	$49,004	$78,667	$—	$—	$78,667

Supplemental cash flow disclosures:
Cash paid for interest	$33	$—	$33	$4	$—	$—	$4

Cash paid for income taxes	$207	$—	$207	$124	$—	$—	$124

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$2,691	$—	$2,691	$2,637	$—	$—	$2,637
Class B common stock exchanged for Class A common stock	$96	$—	$96	$21,508	$(21,001)	$—	$507
Stock and stock options issued in connection with Vurv acquisition	$75,189	$—	$75,189	$—	$—	$—	$—
Treasury stock issued to employees under ESPP	$—	$—	$—	$450	$(450)	$—	$—
Treasury stock acquired to settle employee withholding liability	$—	$—	$—	$451	$(451)	$—	$—

(1)	As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2006, 2007 and 2008. In addition, the Company intends to file restated consolidated quarterly financial statements for each of the periods ended March 31, June 30, and September 30, 2008 in connection with the filing of a Form 10-Q/A for the quarters ended March 31, 2009 and June 30, 2009 and prospectively in the Form 10-Q for the quarter ended September 30, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the restatement described in Note 2 to our consolidated financial statements, our Chief Executive Officer and Chief Financial Officer re-evaluated our disclosure controls and procedures and determined that there was a material weakness in our internal control over financial reporting as of December 31, 2008, as more fully described in “Management’s Report on Internal Control over Financial Reporting (As Revised),” appearing on page 55. Based on this re-evaluation and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

Attestation report of the registered public accounting firm.

See “Report of Independent Registered Public Accounting Firm” on page 53.

Management’s report on internal control over financial reporting (as revised)

See “Management’s Report on Internal Control Over Financial Reporting (As Revised)” on page 55.

Changes in internal control over financial reporting

Remediation of Material Weakness – Stock-Based Compensation Expense

In October 2009, we identified an error in our accounting for stock-based compensation expense after upgrading to a new version of the equity program administration software that we license from a third-party provider. The third-party provider has advised its users that the new version of the software corrects an error in the prior version with respect to the calculation of stock-based compensation expense. After review, our management determined that our controls to calculate stock-based compensation expense related to the application of the forfeiture rate were not designed effectively. As a result, a material weakness existed in the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate. This control deficiency led to a misstatement of stock-based compensation expense, which was not prevented or detected on a timely basis, and resulted in a restatement of our 2008, 2007 and 2006 consolidated financial statements.

Subsequent to the identification of the material weakness related to our accounting for stock-based compensation expense, we have initiated remediation measures relating to the calculation of stock-based compensation expense and the application of the forfeiture rate, which include: (1) adding a control procedure to test the calculation of the third-party stock-based compensation software reports upon our upgrades to new versions of the software; (2) adding a control procedure to test the calculation of the third-party stock-based compensation software reports upon grants of new stock options and awards with new features; and (3) on a quarterly basis, adding a control procedure to sample grants to verify that cumulative stock-based compensation expense is accurate and complete.

Remediation of Material Weakness – Revenue Recognition

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

•	We revised our policies to determine when elements should be considered combined in a single arrangement or sold separately

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

3. Exhibits. We have filed, or incorporated into this report by reference, the exhibits listed on the accompanying Exhibit Index to Exhibits immediately following the signature page of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION

By:	/S/ KATY MURRAY
Katy Murray
Executive Vice President and Chief Financial Officer

Date: October 27, 2009

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement dated as of March 2, 2007, by and among the Taleo Corporation, JobFlash, Inc., and, with respect to Article X, Article XI and Article XII thereof only, U.S. Bank National Association as Escrow Agent (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on March 8, 2007)

2.2	Agreement and Plan of Reorganization dated as of May 5, 2008, by and among Taleo Corporation, Dolphin Acquisition Corporation, Porpoise Acquisition LLC, Vurv Technology, Inc., and with respect to Articles VII, VIII and IX only Derek Mercer as Stockholder Representative and U.S Bank National Association as Escrow Agent (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on May 7, 2008)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on May 13, 2004)

4.1	Form of Class A common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

4.2	Form of Class B common stock certificate (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

4.3	Second Amended and Restated Investor Rights Agreement, dated October 21, 2003 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

4.4	Covenant Agreement, dated November 24, 1999, between the Registrant and ViaSite Inc. (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10-12G, Commission File No. 000-51299, filed on May 2, 2005)

10.1*	1999 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.2*	ViaSite Inc. Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.3	2003 Series D Preferred Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.4*	2004 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)

10.5*	Form of Taleo Corporation 2004 Stock Plan Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 6, 2006)

Exhibit Number	Description

10.6*	Form of Taleo Corporation 2004 Stock Plan Performance Share Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 6, 2006)

10.7*	2004 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)

10.8*	2005 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

10.9	Vurv Technology, Inc. Stock Option Plan, as amended and restated as of March 23, 2006 (incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8, Commission File No. 333-152720, filed on August 1, 2008)

10.10	Form of Vurv Stock Plan Agreement (incorporated herein by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8, Commission File No. 333-152720, filed on August 1, 2008)

10.11*	Employment Agreement, dated March 14, 2005, between Taleo Corporation and Michael Gregoire (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10-12G, Commission File No. 000-51299, filed on May 2, 2005)

10.12*	Employment Agreement between Taleo Corporation and Katy Murray dated August 4, 2006 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 10, 2006)

10.13*	Employment Agreement, dated March 8, 2006, between Taleo (Canada) Inc. and Guy Gauvin (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, filed on April 17, 2006)

10.14*†	Employment Agreement between Taleo Corporation and Neil Hudspith dated May, 1 2008, as amended

10.15*	Employment Agreement, dated March 8, 2006, between Taleo Corporation and Jeffrey Carr (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, filed on April 17, 2006)

10.16*†	Separation Agreement by and between Jeffrey Carr and Taleo Corporation, dated May 8, 2008

10.17*†	Waiver of Rights and Release of Claims Agreement by and between Taleo Corporation and Jeffrey Carr, dated as of December 30, 2008

10.18*†	Promissory Note issued by Jeffery Carr to Taleo Corporation, dated December 29, 2008

10.19*	Summary of the 2008 Executive Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 7, 2008 )

10.20*	Summary of the 2009 Executive Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, filed on January 20, 2009 )

10.21*	Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.22	Agreement, dated September 1, 2002, between the Registrant and Internap Network Services Corporation (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)

Exhibit Number	Description

10.23	Master Services Agreement dated April 14, 2006, by and between the Registrant and Equinix Operating Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 20, 2006)

10.24	Lease for 575 Market Street, Eighth Floor, San Francisco, California (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

10.25	Sublease Agreement dated October 19, 2006 by and between the Registrant, as sublessor, and Cyworld, Inc., as sublessee, for the premises located at 575 Market Street, San Francisco, California (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 25, 2006)

10.26	Lease for 330 St. Vallier East, Suite 400, Quebec, QC, Canada (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on May 13, 2004)

10.27	Lease for 4140 Dublin Blvd., Suite 400, Dublin, California (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006)

10.28	Master Services Agreement, dated as of June 27, 2008, by and between Taleo (Europe) B.V. and Equinox Netherlands B.V (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q, filed on August 11, 2008)

10.29‡	Oracle License and Service Agreement, dated May 30, 2007, by and between Taleo Corporation and Oracle USA, Inc. ( incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2007 )

10.30‡	Payment Schedule Agreement, dated May 30, 2007, by and between Taleo Corporation and Oracle Credit Corporation, ( incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007 )

10.31*†	Amendment to Employment Agreement between Taleo Corporation and Michael Gregoire, dated December 26, 2008

10.32*†	Amendment to Employment Agreement between Taleo Corporation and Katy Murray, dated December 26, 2008

10.33*†	Amendment to Employment Agreement between Taleo Corporation and Guy Gauvin, dated December 24, 2008

10.34*†	Amendment to Employment Agreement between Taleo Corporation and Nei Hudspith, dated December 30, 2008

21.1†	List of Subsidiaries as of April 30, 2009

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1†	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management compensatory plan, contract or arrangement.
†	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2009, to which this amendment applies.
‡	Confidential treatment has been granted for portions of this exhibit.