Form 10-Q/A
period 2009-03-31
TALEO CORP
filed 2009-10-27
CIK 1134203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

TALEO CORPORATION

EXPLANATORY NOTE REGARDING RESTATEMENT

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Taleo Corporation (referred to herein as the “Company”, “we”, “us”, and “our”) for the quarter ended March 31, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on May 11, 2009 (the “Original Filing”). This Amendment includes the restatement of the following previously-filed unaudited condensed consolidated financial statements and data (and related disclosures) to correct an error in our accounting for stock-based compensation expense that resulted from an error in the prior version of the equity program administration software that we license from a third-party provider (the “Stock-based Compensation Expense Restatement”): (1) the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 and the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 contained in Part I, Item 1 of this Amendment; and (2) management’s discussion and analysis of our financial condition and results of operations as of and for the three months ended March 31, 2009 and 2008 contained in Part I, Item 2 of this Amendment. The Stock-based Compensation Expense Restatement results from our management’s determination subsequent to the issuance of our financial statements for the three months ended March 31, 2009 that there was an error in the measurement of stock-based compensation expense for the fiscal years ended December 31, 2008, 2007 and 2006 and the quarters ended June 30, 2009 and March 31, 2009. See below and Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a detailed discussion of the effects of the restatement.

Background on Stock-based Compensation Expense Restatement

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

The following sections in this report have been amended as a result of the Stock-based Compensation Expense Restatement:

Part I:

Item 1: Financial Statements (unaudited)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4: Controls and Procedures

Part II:

Item 1A: Risk Factors

Item 6: Exhibits

For convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as amended by and reflecting the Stock-based Compensation Expense Restatement. We have not modified or updated disclosures presented in the Original Filing, except as required to reflect the effects of the Stock-based Compensation Expense Restatement. References to the quarterly report on Form 10-Q herein shall refer to this quarterly report on Form 10-Q/A filed on October 27, 2009.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(As Restated) (1)	(As Restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$60,325	$49,462
Restricted cash	521	521
Accounts receivables, net of allowances of $1,096 and $884, respectively	44,643	49,167
Prepaid expenses and other current assets	11,177	10,977
Investment credits receivable	4,868	6,087

Total current assets	121,534	116,214

Property and equipment, net	24,320	25,250
Restricted cash	515	515
Goodwill	91,563	91,626
Other intangibles, net	41,230	44,802
Other assets	4,736	4,782

Total assets	$283,898	$283,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,291	$24,877
Deferred revenue—application services and customer deposits	55,628	54,421
Deferred revenue—consulting services	16,034	16,221
Capital lease obligations, short-term	942	1,101

Total current liabilities	96,895	96,620

Long-term deferred revenue—application services and customer deposits	822	777
Long-term deferred revenue—consulting services	10,288	9,594
Other liabilities	3,136	3,258
Capital lease obligations, long-term	353	519
Commitments and contingencies (Note 11)

Total liabilities	111,494	110,768

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 31,151,102 and 31,120,614 shares outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	252,677	250,168
Accumulated deficit	(80,408)	(78,322)
Treasury stock, at cost, 14,674 shares outstanding at March 31, 2009 and no shares at December 31, 2008, respectively	(118)	—
Accumulated other comprehensive income	253	575

Total stockholders’ equity	172,404	172,421

Total liabilities and stockholders’ equity	$283,898	$283,189

(1)	See Note 2 “Restatement of Consolidated Financial Statements” of Notes to Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
	(As restated) (1)	(As restated) (1)
Revenue:
Application	$41,204	$30,163
Consulting	6,879	5,667

Total revenue	48,083	35,830

Cost of revenue:
Application	9,685	6,279
Consulting	6,273	5,747

Total cost of revenue	15,958	12,026

Gross profit	32,125	23,804

Operating expenses:
Sales and marketing	15,909	10,655
Research and development	8,537	7,080
General and administrative	9,627	6,587

Total operating expenses	34,073	24,322

Operating loss	(1,948)	(518)

Other income / (expense):
Interest income	141	778
Interest expense	(41)	(45)

Total other income, net	100	733

Income / (loss) before provision / (benefit) for income taxes	(1,848)	215
Provision / (benefit) for income taxes	237	(303)

Net income / (loss)	$(2,085)	$518

Net income / (loss) per share attributable to Class A common stockholders—basic	$(0.07)	$0.02

Net income / (loss) per share attributable to Class A common stockholders—diluted	$(0.07)	$0.02

Weighted-average Class A common shares—basic	30,262	25,369

Weighted-average Class A common shares—diluted	30,262	28,899

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended March 31,
	2009	2008
	(As Restated) (1)	(As Restated) (1)
Cash flows from operating activities:
Net income / (loss)	$(2,085)	$518

Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	6,662	2,364
Amortization of tenant inducements	(38)	(38)
Stock-based compensation expense	2,269	2,539
Director fees settled with stock	64	59
Bad debt expense	400	(86)
Changes in assets and liabilities:
Accounts receivable	4,112	(4,163)
Prepaid expenses and other assets	(279)	(183)
Investment credit receivable	1,095	(682)
Accounts payable and accrued liabilities	(651)	1,064
Deferred revenue and customer deposits	1,848	5,882

Net cash provided by operating activities	13,397	7,274

Cash flows from investing activities:
Purchases of property and equipment	(2,162)	(1,902)

Net cash used in investing activities	(2,162)	(1,902)

Cash flows from financing activities:
Principal payments on capital lease obligations	(325)	(14)
Treasury stock acquired to settle employee withholding liability	(118)	(253)
Proceeds from stock options exercised and ESPP shares	176	414

Net cash provided by / (used in) financing activities	(267)	147

Effect of exchange rate changes on cash and cash equivalents	(105)	29

Increase in cash and cash equivalents	10,863	5,548
Cash and cash equivalents:
Beginning of period	49,462	86,135

End of period	$60,325	$91,683

Supplemental cash flow disclosures:
Cash paid for interest	$23	$1

Cash paid for income taxes	$201	$—

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$1,633	$2,811
Class B common stock exchanged for Class A common stock	$—	$96

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Accompanying Notes to Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business—Taleo Corporation and its subsidiaries (“the Company”) provide on-demand talent management solutions that enable organizations of all sizes to assess, acquire, develop, and align their workforces for improved business performance. The Company’s software applications are offered to customers primarily on a subscription basis.

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

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed on Form 10-K/A for the year ended December 31, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

2. Restatement of Condensed Consolidated Financial Statements

Current Restatement:

Stock-based Compensation Expense Restatement

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

The Company has restated its condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 and the related condensed consolidated statements of operations and cash flows for each of the three months ended March 31, 2009 and 2008 (“Stock-based Compensation Expense Restatement”). The after-tax effect to previously reported net income (loss) of these adjustments for the three months ended March 31, 2009 and 2008 was to decrease net loss by $0.1 million and decrease net income by $43,000, respectively.

Prior Restatement:

Revenue Recognition Restatement

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

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Findings from the Company’s review of revenue recognition practices

Consulting Revenue—In the course of its review of revenue recognition practices, the Company determined that recognition of consulting revenue as a separate unit of accounting in a multi-element arrangement, pursuant to Emerging Issues Task Force
No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), was not appropriate in certain of its customer arrangements in which application services and consulting services were sold in the same arrangement. The Company determined that consulting revenue should have been recognized ratably over the term of the application services agreement (typically three years) versus the Company’s historical practice of recognizing such revenue on the basis of proportional performance. The effect of correcting this matter was to reduce previously reported revenue for the three months ended March 31, 2008 by $0.8 million.

In the three months ended March 31, 2008, the Company had identified certain consulting revenue contracts for which the revenue should have been recorded in prior periods. These adjustments were previously recorded in the aggregate in three months ended March 31, 2008 however, in connection with the Company’s restatement of previous financial statements covering the period ended March 31, 2008, these adjustments were recorded in the correct prior period. The effect of correcting these items was to reduce previously reported revenue for the three months ended March 31, 2008 by $0.6 million.

Set-up Fees—Also in connection with the Company’s review, the Company determined that it should recognize revenue from set-up fees, an element of the Company’s application revenue, over the expected customer life of the arrangement versus the Company’s historical practice of recognizing such revenue over the term of the application services agreement. The effect of correcting this matter was to reduce previously reported revenue for the three months ended March 31, 2008 by $38,000.

Each of the items described above affects the timing of revenue but not the total amount of revenue ultimately to be recorded by the Company.

Other Adjustments

In addition to the items described above, the Company has also corrected another item that had been previously identified but not recorded because it was not material, individually or in the aggregate, to the Company’s condensed consolidated financial statements. The correction was an adjustment to stock-based compensation expense. The effect to previously reported pre-tax net income of this other adjustment for the three months ended March 31, 2008 was to decrease pre tax net income by $20,000.

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

The following tables present the effect of the restatement adjustments by financial statement line item for the Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows. The column heading “Adjustments” reflects the Prior Restatement for revenue and other adjustment referred to above and “Stock-based Compensation Adjustments” reflects the Current Restatement.

The Company’s condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q/A have been restated to reflect the impact resulting from the restatement adjustments described above, as follows (in thousands):

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except shares and share data)

	As of March 31, 2009
	As Previously Reported	Stock-based Compensation Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$60,325	$—	$60,325
Restricted cash	521	—	521
Accounts receivables, net of allowances of $1,096 at March 31, 2009	44,643	—	44,643
Prepaid expenses and other current assets	11,177	—	11,177
Investment credits receivable	4,868	—	4,868

Total current assets	121,534	—	121,534

Property and equipment, net	24,320	—	24,320
Restricted cash	515	—	515
Goodwill	91,563	—	91,563
Other intangibles, net	41,230	—	41,230
Other assets	4,736	—	4,736

Total assets	$283,898	$—	$283,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,291	$—	$24,291
Deferred revenue—application services and customer deposits	55,628	—	55,628
Deferred revenue—consulting services	16,034	—	16,034
Capital lease obligations, short-term	942	—	942

Total current liabilities	96,895	—	96,895

Long term deferred revenue—application services and customer deposits	822	—	822
Long term deferred revenue—consulting services	10,288	—	10,288
Other liabilities	3,136	—	3,136
Capital lease obligations, long-term	353	—	353
Commitments and contingencies (Note 11)

Total liabilities	111,494	—	111,494

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 31,151,102 shares outstanding at March 31, 2009	—	—	—
Additional paid-in capital	250,371	2,306	252,677
Accumulated deficit	(78,102)	(2,306)	(80,408)
Treasury stock, at cost, 14,674 shares outstanding at March 31, 2009	(118)	—	(118)
Accumulated other comprehensive income	253	—	253

Total stockholders’ equity	172,404	—	172,404

Total liabilities and stockholders’ equity	$283,898	$—	$283,898

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31, 2009			Three months ended March 31, 2008
	As Previously Reported	Stock-based Compensation Adjustments	As Restated	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated
Revenue:
Application	$41,204		$41,204	$30,201	$(38)		$30,163
Consulting	6,879		6,879	7,038	(1,371)		5,667

Total revenue	48,083	—	48,083	37,239	(1,409)	—	35,830

Cost of revenue:
Application	9,689	(4)	9,685	6,290	—	(11)	6,279
Consulting	6,270	3	6,273	5,724	—	23	5,747

Total cost of revenue	15,959	(1)	15,958	12,014	—	12	12,026

Gross profit / (loss)	32,124	1	32,125	25,225	(1,409)	(12)	23,804

Operating expenses:
Sales and marketing	15,854	55	15,909	10,670	—	(15)	10,655
Research and development	8,552	(15)	8,537	7,033	—	47	7,080
General and administrative	9,765	(138)	9,627	6,567	21	(1)	6,587

Total operating expenses	34,171	(98)	34,073	24,270	21	31	24,322

Operating income / (loss)	(2,047)	99	(1,948)	955	(1,430)	(43)	(518)

Other income / (expense):
Interest income	141		141	778	—		778
Interest expense	(41)		(41)	(45)	—		(45)

Total other income, net	100	—	100	733	—	—	733

Income / (loss) before provision for income taxes	(1,947)	99	(1,848)	1,688	(1,430)	(43)	215
Provision / (benefit) from income taxes	237		237	87	(390)		(303)

Net income	$(2,184)	$99	$(2,085)	$1,601	$(1,040)	$(43)	$518

Net income per share attributable to Class A common stockholders—basic	$(0.07)	$0.00	$(0.07)	$0.06	$(0.04)	$(0.00)	$0.02

Net income per share attributable to Class A common stockholders—diluted	$(0.07)	$0.00	$(0.07)	$0.06	$(0.04)	$(0.00)	$0.02

Weighted-average Class A common shares—basic	30,262	30,262	30,262	25,369	25,369	25,369	25,369

Weighted-average Class A common shares—diluted	30,262	30,262	30,262	28,899	28,899	28,899	28,899

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2009			Three months ended March 31, 2008
	As Previously Reported	Stock-based Compensation Adjustments	As Restated	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated
	(In thousands)			(In thousands)
Cash flows from operating activities:
Net income / (loss)	$(2,184)	$99	$(2,085)	$1,601	$(1,040)	$(43)	$518
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	6,662	—	6,662	2,364	—	—	2,364
Amortization of tenant inducements	(38)	—	(38)	(38)	—	—	(38)
Stock-based compensation expense	2,368	(99)	2,269	2,476	20	43	2,539
Director fees settled with stock	64	—	64	59	—	—	59
Bad debt expense (reversal)	400	—	400	(86)	—	—	(86)
Change in assets and liabilities, net of effect of acquisition:
Accounts receivable	4,112	—	4,112	(4,163)	—	—	(4,163)
Prepaid expenses and other assets	(279)	—	(279)	(112)	(71)	—	(183)
Investment credit receivable	1,095	—	1,095	(682)	—	—	(682)
Accounts payable and accrued liabilities	(651)	—	(651)	1,129	(65)	—	1,064
Deferred revenue and customer deposits	1,848	—	1,848	4,479	1,403	—	5,882

Net cash by provided by (used in) operating activities	13,397	—	13,397	7,027	247	—	7,274

Cash flows from investing activities:
Purchases of property and equipment	(2,162)	—	(2,162)	(1,902)	—	—	(1,902)

Net cash used in investing activities	(2,162)	—	(2,162)	(1,902)	—	—	(1,902)

Cash flows from financing activities:
Principal payments on capital lease obligations	(325)	—	(325)	(14)	—	—	(14)
Treasury stock acquired to settle employee withholding liability	(118)	—	(118)	—	(253)	—	(253)
Proceeds from stock options, ESPP Shares and warrants exercised	176	—	176	414	—	—	414

Net cash / (used) provided by financing activities	(267)	—	(267)	400	(253)	—	147

Effect of exchange rate changes on cash and cash equivalents	(105)	—	(105)	23	6	—	29

Increase in cash and cash equivalents	10,863	—	10,863	5,548	—	—	5,548
Cash and cash equivalents:
Beginning of period	49,462	—	49,462	86,135	—	—	86,135

End of period	$60,325	$—	$60,325	$91,683	$—	$—	$91,683

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Under the provisions of SFAS 123(R) Share-Based Payment, the Company recognizes the fair value of stock-based compensation in its condensed consolidated financial statements over the requisite service period of the individual grants, which generally is a four year vesting period. The Company recognizes compensation expense for the stock options, restricted stock awards, performance share awards and Employee Stock Purchase Plan (“ESPP”) purchases granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period. There was no stock-based compensation expense capitalized during the three months ended March 31, 2009. Shares issued as a result of stock option exercises, ESPP purchases, performance shares and restricted stock awards are issued out of common stock reserved for future issuance under our stock plans. The Company recorded compensation expense of $2.3 million and $2.5 million in the following expense categories for the three months ended March 31, 2009 and 2008 respectively:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
	As restated	As restated
Cost of revenue	$344	$320
Sales and marketing	514	620
Research and development	264	346
General and administrative	1,147	1,253

Total	$2,269	$2,539

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table presents a summary of the Class A Common Stock option activity for the three months ended March 31, 2009 and related information:

	Number of Options	Weighted- Average Exercise Price
Outstanding—January 1, 2009	3,034,168	$14.70
Granted	63,000	$8.31
Exercised	(6,014)	$3.19
Forfeited	(86,471)	$16.83

Outstanding—March 31, 2009	3,004,683	$14.53

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

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate intrinsic value for options outstanding and exercisable at March 31, 2009 was $1.5 million with a weighted-average remaining contractual life of 6.35 years.

For Class A common stock options, the Company recorded $1.4 million and $1.9 million of compensation expense for the three months ended March 31, 2009 and March 31, 2008, respectively. Unamortized compensation cost was $7.6 million, net of assumed forfeitures, as of March 31, 2009. This cost is expected to be recognized over a weighted-average period of 2.31 years.

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

The following table presents a summary of the Vurv Stock Option Plan activity for the three months ended March 31, 2009 and related information:

	Number of Taleo Options	Weighted- Average Exercise Price
Outstanding—January 1, 2009	245,094	$23.11
Exercised	(25,932)	$5.86
Forfeited	(98,553)	$28.19

Outstanding—March 31, 2009	120,609	$22.67

The total intrinsic value of Vurv options exercised during the three months ended March 31, 2009 was $0.1 million. As of March 31, 2009, the Company had 114,302 Vurv options vested or expected to vest over three years with an aggregate intrinsic value of $0.2 million and a weighted average exercise price of $22.27.

For Vurv options, the Company recorded $22,000 of compensation expense for the three months ended March 31, 2009. Unamortized compensation cost was $0.3 million, net of assumed forfeitures, as of March 31, 2009. This cost is expected to be recognized over a weighted-average period of 1.81 years.

White Amber Stock Option Plan

Pursuant to the October 21, 2003 acquisition of White Amber, Inc., the Company issued 206,487 options at $0.78 per share under a new option plan (“the White Amber Stock Option Plan”). The following table presents a summary of the White Amber Stock Option Plan activity for the three months ended March 31, 2009 and related information:

	Number of Options	Weighted- Average Exercise Price
Outstanding—January 1, 2009	23,045	$0.78
Exercised	—	$0.78

Outstanding—March 31, 2009	23,045	$0.78

The total intrinsic value of White Amber options exercised during the three months ended March 31, 2009 was none. For the White Amber Stock Option Plan, the Company recorded no compensation expense for the three months ended March 31, 2009 as White Amber Inc. stock options were fully vested as of December 31, 2006.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock and Performance Shares

The fair value of restricted stock and performance shares is measured based upon the closing NASDAQ Global Market price of the underlying Company stock as of the date of grant. The Company uses historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. Restricted stock and performance share awards are amortized over the vesting period using the straight-line method. Upon vesting, restricted stock units will convert into an equivalent number of shares of common stock. Unamortized compensation cost was $6.5 million, net of assumed forfeitures as of March 31, 2009. This cost is expected to be recognized over a weighted-average period between 1.54 and 2.37 years.

The following table presents a summary of the restricted stock awards and performance share awards for the three months ended March 31, 2009 and related information:

	Performance Share Awards	Restricted Stock Awards	Weighted- Average Grant- Date Fair Value
Repurchasable/nonvested balance—January 1, 2009	39,278	432,710	$18.12
Awarded	643	7,332	$8.01
Released/vested	(3,749)	(39,595)	$13.92
Forfeited/cancelled	—	(1,313)	$24.04

Repurchasable/nonvested balance—March 31, 2009	36,172	399,134	$18.18

For restricted stock and performance share agreements, the Company recorded $0.8 million of compensation expense for the three months ended March 31, 2009, and $0.4 million for the three months ended March 31, 2008.

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

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization of intangible assets was $3.6 million and $0.1 million for the three month periods ended March 31, 2009 and 2008, respectively.

The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows:

Estimated Amortization Expense	(In thousands)
Remainder of 2009	$10,711
2010	11,306
2011	6,233
2012	3,730
2013	3,700
2014	3,700
Thereafter	1,850

Total	$41,230

6. Property and Equipment

Property and equipment consists of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Computer hardware and software	$48,557	$46,740
Furniture and equipment	3,242	3,198
Leasehold improvements	3,479	3,498

	55,278	53,436
Less accumulated depreciation and amortization	(30,958)	(28,186)

Total	$24,320	$25,250

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

7. Other Assets

Other assets consist of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Prepaid Expenses and Other Current Assets
Prepaid expenses	$4,586	$3,614
Deferred commission expense	3,214	3,509
Other	3,377	3,854

Total	$11,177	$10,977

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	March 31, 2009	December 31, 2008
	(In thousands)
Deferred tax asset net of valuation allowance	$738	$802
Equity investment	2,498	2,498
Receivable from sale of Optimize product offering	886	875
Other	614	607

	$4,736	$4,782

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consist of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Accounts payable	$4,532	$3,612
Accrued compensation	9,738	11,276
Accrued professional fees	1,545	1,907
Accrued income taxes	771	760
Accrued liabilities and other	7,705	7,322

Total	$24,291	$24,877

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. As of March 31, 2009, the Company had recorded uncertain tax benefits of approximately $6.5 million. There was no material change to the unrecognized uncertain tax benefits balance from December 31, 2008.

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

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

11. Commitments and Contingencies

Operating Leases—The Company leases certain equipment, internet access services and office facilities under non-cancelable operating leases or long-term agreements. Rental expense under these agreements for the three months ended March 31, 2009 and 2008 was approximately $1.6 million and $1.3 million, respectively.

Software Contracts—The Company has entered into software license and maintenance agreements for database software used in the production environment. Total payments related to these agreements are included in the software contract column below.

Capital Leases—See Note 6 “Property and Equipment” for additional information regarding capital leases.

The minimum non-cancelable scheduled payments under these agreements at March 31, 2009 are as follows:

	Operating Leases
	Equipment Leases	Facility Leases	Third Party Hosting Facilities	Total Operating Leases	Software Contracts	Capital Leases (1)	Total
		(In thousands)			(In thousands)	(In thousands)	(In thousands)
Remainder of 2009	$35	$2,539	$554	$3,128	$2,500	$816	$6,444
2010	36	2,527	279	2,842	221	429	3,492
2011	14	1,343	186	1,543	—	66	1,609
2012	—	1,269	—	1,269	—	41	1,310
2013	—	451	—	451	—	7	458
2014	—	—	—	—	—	—	—

Total	$85	$8,129	$1,019	$9,233	$2,721	$1,359	$13,313

Less amounts representing interest						(64)

Present value of minimum lease payments						$1,295
Less current portion						(942)

Noncurrent portion						$353

(1)	Amount includes interest

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Litigation—Kenexa Litigation—Kenexa BrassRing, Inc., (“Kenexa”) filed suit against the Company in the United States

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

Securities Claims—On November 14, 2008, following the announcement that the Company was re-evaluating certain of the Company’s historical and then current accounting practices, a shareholder class action lawsuit entitled Brett Johnson v. Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV-08-5182 SC, was filed in the United States District Court for the Northern District of California. The complaint alleged violations of §10(b) of the Exchange Act and SEC Rule 10b-5. The Johnson lawsuit was dismissed without prejudice on December 22, 2008. On December 17, 2008, a second substantially similar shareholder lawsuit entitled Terrence Popyk v. Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV 08-5634 PH, was filed in the Northern District of California; the Popyk lawsuit was dismissed without prejudice on January 20, 2009. On January 13, 2009, a third shareholder lawsuit entitled Scott Stemper v Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV 09-0151 JSW, was filed in the United States District Court for the Northern District of California. On February 9, 2009, the court renamed the Stemper action “In re Taleo Corporation Securities Litigation” and appointed the Greater Pennsylvania Carpenter’s Pension Fund as lead plaintiff. The court has scheduled a case management conference for September 11, 2009. No motions are currently pending before the court.

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

        Other Matters—In addition to the matters described above, the Company is subject to various claims and legal proceedings that arise in the ordinary course of its business from time to time, including claims and legal proceedings that have been asserted against the Company by customers, former employees and advisors and competitors. The Company has accrued for estimated losses in the accompanying audited consolidated financial statements for matters where the Company believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Based on currently available information, the Company’s management does not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, is likely to have a material adverse effect on the Company’s financial position or results of operations. However litigation is subject to inherent uncertainties and the Company’s views on these matters may change in the future. Were an unfavorable outcome to occur in any one or more of those matters or the matters described above, over and above the amount, if any, that has been estimated and accrued in the Company’s audited consolidated financial statements, it could have a material adverse effect on the Company’s business, financial condition, results of operations and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Net Income / (Loss) Per Share

The Company had net loss of $(2.1) million and net income of $0.5 million for the three months periods ended March 31, 2009 and 2008, respectively. Diluted net income per share is calculated based on outstanding Class A common stock, stock options, ESPP shares and exchangeable shares. Exchangeable shares were represented by Class B common stock. Each exchangeable share could be converted to one Class A common stock; therefore, exchangeable shares were included in the calculation of fully diluted earnings per share during periods in which the Company had net income. No exchangeable shares were outstanding during the three months ended March 31, 2009.

Antidilutive securities, which consist of stock options that are not included in the diluted net income per share calculation, aggregated on a weighted average share basis to 955,573 and for the three months ended March 31, 2009.

A summary of the earnings or loss applicable to each class of common shares is as follows:

	Three months ended March 31,
	2009		2008
	Class A Common	Class B Common(1)	Class A Common	Class B Common(1)
	(In thousands, except per share data)
	As restated		As restated
Allocation of net income / (loss)	$(2,085)	—	$518	—
Weighted-average shares outstanding—basic	30,262	—	25,369	562
Weighted-average shares outstanding—diluted	30,262	—	28,899	656
Net income / (loss) per share—basic	$(0.07)	—	$0.02	—
Net income / ( loss) per share—diluted	$(0.07)	—	$0.02	—

(1)	Class B common stock is non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share.

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

The following table presents a summary of operating segments:

	Application	Consulting	Total
	(In thousands)
Three Months Ended March 31, 2009:
	As restated
Revenue	$41,204	$6,879	$48,083
Contribution margin(1)	$22,982	$606	$23,588

Three Months Ended March 31, 2008
	As restated
Revenue	$30,163	$5,667	$35,830
Contribution margin(1)	$16,804	$(80)	$16,724

(1)	The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Profit Reconciliation:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
	As restated	As restated
Contribution margin for operating segments	$23,588	$16,724
Sales and marketing	(15,909)	(10,655)
General and administrative	(9,627)	(6,587)
Interest and other income, net	100	733

Income / (loss) before provision / (benefit) for income taxes	$(1,848)	$215

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
		As restated
(Based on location of Taleo Contracting entity)
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

14. Comprehensive Income / (Loss)

Comprehensive income / (loss) includes foreign currency translation gains and losses.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
	As restated	As restated
Net income / (loss)	$(2,085)	$518
Net foreign currency translation loss	(322)	(295)

Comprehensive income / (loss)	$(2,407)	$223

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Severance	Facility closure	Total liability
	(In thousands)
Restructuring
Liability at January 1, 2009	$271	$—	$271
Cash payments	(271)	—	(271)

Liability at March 31, 2009	$—	$—	$—

Exit Costs—San Francisco Lease

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

Restatement of Condensed Consolidated Financial Statements

We have restated our audited condensed consolidated balance sheet as of December 31, 2008, the unaudited condensed consolidated balance sheet as of March 31, 2009 and the unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2009 and 2008, including applicable notes as reflected in this Form 10-Q/A to reflect our restatement. For additional information about the restatement, please see the Explanatory Note Regarding Restatement immediately preceding Part I, Item 1 of this Amendment and Note 2 to the Condensed Consolidated Financial Statements, “Restatement of Condensed Consolidated Financial Statements” in Part I, Item 1 of this Amendment.

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

Stock-Based Compensation

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

	Three Months Ended March 31,
	2009	2008
Condensed Consolidated Statement of Operations Data:
Revenue:
Application	86%	84%
Consulting	14%	16%

Total revenue	100%	100%
Cost of revenue (as a percent of related revenue):
Application	24%	21%
Consulting	91%	101%

Total cost of revenue	33%	34%

Gross profit	67%	66%
Operating expenses:
Sales and marketing	33%	30%
Research and development	18%	20%
General and administrative	20%	18%

Total operating expenses	71%	68%

Operating income / (loss)	-4%	-2%
Other income (expense):
Interest income	0%	2%
Interest expense	0%	0%

Total other income, net	0%	2%

Income / (loss) before provision / (benefit) for income taxes	-4%	0%
Provision / (benefit) for income taxes	0%	-1%

Net income / (loss)	-4%	1%

Comparison of the Three Months Ended March 31, 2009 and 2008

Revenue

	Three months ended March 31,
	2009	2008	$ change	% change
	(In thousands)
Application revenue	$41,204	$30,163	$11,041	37%
Consulting revenue	6,879	5,667	1,212	21%

Total revenue	$48,083	$35,830	$12,253	34%

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

Cost of Revenue

	Three months ended March 31,
	2009	2008	$ change	% change
	(In thousands)
Cost of revenue—application	$9,685	$6,279	$3,406	54%
Cost of revenue—consulting	6,273	5,747	526	9%

Cost of revenue—total	$15,958	$12,026	$3,932	33%

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

During the three months ended March 31, 2009, cost of consulting revenue increased primarily as a result of a $0.5 million increase in employee-related costs, a $0.2 million increase in professional services relating to the support of the conversion of Vurv legacy customers to Taleo, a $0.2 million increase in general office expenses, partially offset by a $0.2 million decrease in travel related expenses, and a $0.2 million decrease in temporary help. The increase in employee related costs resulted from a net increase in headcount of 27 persons as compared to the same quarter in the prior year (including the addition of 31 former Vurv employees). We expect cost of consulting revenue to remain consistent in dollar terms or be slightly down over the remainder of the year.

Gross Profit and Gross Profit Percentage

	Three months ended March 31,
	2009	2008	$ change	% change
	(In thousands)
Gross profit
Gross profit—application	$31,519	$23,884	$7,635	32%
Gross profit—consulting	606	(80)	686	*

Gross profit—total	$32,125	$23,804	$8,321	35%

	Three months ended March 31,
	2009	2008	% change
Gross profit percentage
Gross profit percentage—application	76%	79%	-3%
Gross profit percentage—consulting	9%	-1%	10%

Gross profit percentage—total	67%	66%	1%

*	not meaningful

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

During the three months ended March 31, 2009, gross profit on consulting increased, on a net basis, when compared to the same period in 2008. Consulting revenue grew by 21% over the same period. The increase in gross profit percentage on consulting revenue was driven primarily from the increase in consulting revenue while the increase in the cost of consulting only increased by 9% over the same period. In the near term, we expect to see negative pressure on our overall gross profit percentage on consulting revenue as a result of the cost that we may incur and pressure to discount in connection with consulting engagements to convert legacy Vurv customers to the Taleo applications.

Operating expenses

	Three months ended March 31,
	2009	2008	$ change	% change
	(In thousands)
Sales and marketing	$15,909	$10,655	$5,254	49%
Research and development	8,537	7,080	1,457	21%
General and administrative	9,627	6,587	3,040	46%

	$34,073	$24,322	$9,751	40%

During the three months ended March 31, 2009, sales and marketing expenses increased by 49% over the same quarter in the prior year as a result of a $2.8 million increase in depreciation and amortization, a $1.3 million increase in employee related cost, a $1.1 million increase in marketing expenses, a $0.3 million increase in general office expenses, partially offset by a $0.1 million decrease in travel expenses and a $0.1 million decrease in professional services. The increase in sales and marketing expense was primarily driven by: a net headcount increase of 41 persons as compared to the same quarter in the prior year (including the addition of 17 former Vurv employees); higher commission payments associated with our increase in revenue; amortization expenses attributable to the amortization of intangible assets from Vurv; and marketing expenditures related to tradeshows, demand generation efforts and our Taleo Business Edition products. We expect sales and marketing expenses to increase over the remainder of the year in terms of dollars and remain constant as a percentage of total revenue.

During the three months ended March 31, 2009, research and development expenses increased by 21% over the same quarter in the prior year as a result of a $1.1 million increase in employee related costs, a $0.2 million increase in professional services, a $0.2 million increase in general office expenses, a $0.1 million increase in depreciation and amortization and a $0.1 million increase in travel, partially offset by a $0.2 million decrease in software support. The increase in research and development expense was primarily driven by: a net headcount increase of 69 persons as compared to the same quarter in the prior year (including the addition of 35 former Vurv employees); and use of a third party providers of outsourced development and translation services. We expect research and development expenses to increase over the remainder of the year in terms of dollars and remain constant as a percentage of total revenue.

During the three months ended March 31, 2009, general and administrative expenses increased by 46% over the same quarter in the prior year as a result of a $0.6 million increase in employee related cost, a $0.7 million increase in professional services cost, a $0.7 million increase in foreign exchange losses, a $0.5 million increase in bad debt expense, a $0.4 million increase in audit and tax fees and a $0.2 million increase in general offices expenses, partially offset by a $0.1 million net decrease in legal fees. The increase in general and administrative expense was primarily driven by: a net headcount increase of 22 persons as compared to the same quarter in the prior year (including the addition of 13 former Vurv employees); professional services and legal expenses relating to the revenue restatement; increase in foreign currency losses; and increase in bad debt expense. We expect general and administrative expenses to increase over the remainder of the year in terms of dollars and remain constant as a percentage of total revenue.

Contribution Margin

	Three months ended March 31,
	2009	2008	$ change	% change
	(In thousands)
Contribution Margin
Contribution margin—application	$22,982	$16,804	$6,178	37%
Contribution margin—consulting	606	(80)	686	*

Contribution margin—total	$23,588	$16,724	$6,864	41%

*	not meaningful

During the three months ended March 31, 2009, application contribution margin increased over the same period in the prior year as a result of the 37% increase in application revenue over the same period more than offsetting the 54% increase in cost of application revenue and the 21% increase in research and development expenses for the three months ended March 31, 2009. Consulting contribution margin increased primarily as a result of consulting revenue increasing at a faster rate of 21% versus the increase in cost of consulting at 9% over the same comparable period.

Other income (expense)

	Three months ended March 31,
	2009	2008	$ change	% change
	(In thousands)
Interest income	$141	$778	$(637)	(82)%
Interest expense	(41)	(45)	4	(9)%

Total other income, net	$100	$733	$(633)	-86%

Interest income and interest expense

Interest income—The decrease in interest income is primarily attributable to a reduction in the overall cash balance resulting from the acquisition of Vurv in July 2008 and a lower average interest rate during the first quarter of 2009 compared to the same period in the prior year.

Interest expense—There was no significant change in interest expense during the first quarter of 2009 compared to the same quarter in the prior year.

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

        Net cash provided by operating activities was $13.4 million for the three months ended March 31, 2009 compared to $7.3 million for the three months ended March 31, 2008. Consistent with prior periods, cash provided by operating activities has historically been affected by revenues, changes in working capital accounts, particularly increases in deferred revenue, customer deposits and add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Specifically, stock-based compensation expense for the three months ended March 31, 2009 was $2.3 million versus $2.5 million during the three months ended March 31, 2008. This decrease was the result of stock options fully vesting exceeding new stock option grants in 2009. Additionally, depreciation and amortization expense increased by $4.3 million in the first three months of 2009 compared to the same period in the previous year primarily due to the addition of intangible assets associated with the acquisition of Vurv in July 2008. The change in accounts receivable increased due to an increase in billings compared to the same period in 2008 and continued emphasis on cash collections. The change in deferred revenue decreased in the current period due to one significant transaction in the previous year for $2.4 million which increased deferred revenue during the three months ended March 31, 2008. The remaining change was due to lower net increases in deferred revenue for both application and consulting services as compared to the previous year. Cash provided by operating activities also increased due to the timing of certain investment credit cash receipts. We received $1.6 million in payments from the Canadian government related to research development credits during the first three months of 2009 compared to no payments in the first three months of 2008.

Net cash used in investing activities was $2.2 million for the three months ended March 31, 2009 compared to net cash used in investing activities of $1.9 million for the three months ended March 31, 2008. This increase between periods was due to the increase in acquisition of property and equipment over the prior year.

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2009, compared to net cash provided by financing activities of $0.1 million for the three months ended March 31, 2008. This decrease was primarily due to an increase of cash used for payments of capital lease obligations of $0.3 million as compared to the previous year, a decrease in stock exercises resulting primarily from the decrease in our stock price over the same period in the previous year. There was also a $0.1 million decrease in treasury stock acquired to settle employee withholding liability.

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

	Total	Less Than 1 Year	1—2 Years	3—5 Years	More Than 5 Years
	(In thousands)
Capital lease obligations	$1,295	$942	$320	$33	$—
Interest payments	64	48	15	1	—
Facility leases	8,129	3,298	3,425	1,406	—
Operating equipment leases	85	45	40	—	—
Third party hosting facilities	1,019	624	395	—	—
Software contracts	2,721	2,566	155	—	—

Total contractual cash obligations	$13,313	$7,523	$4,350	$1,440	$—

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the Stock-based Compensation Expense Restatement described in Note 2 to our condensed consolidated financial statements, our Chief Executive Officer and Chief Financial Officer re-evaluated our disclosure controls and procedures and determined that there was a material weakness in our internal control over financial reporting as of March 31, 2009. Specifically, our controls to calculate stock-based compensation expense related to the application of the forfeiture rate were not designed effectively, and a material weakness existed in the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate as of March 31, 2009. Based on this re-evaluation and because of the material weakness described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

Remediation of Material Weakness — Stock-Based Compensation Expense

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

Other than described above, there was no change in our internal control over financial reporting during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

With the exception of the year ended December 31, 2007, we have incurred annual losses in every year since our inception. As of March 31, 2009 we had incurred aggregate net losses of $66.6 million, which is our accumulated deficit of $80.4 million less $13.8 million of dividends and issuance costs on preferred stock. In the three month ended March 31, 2009, we incurred losses of $2.1 million. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. As we continue to incur costs associated with regulatory compliance and being a public company and implement initiatives to grow our business, which include, among other things, acquisitions, international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from achieving or sustaining profitability. As a result, our business could be harmed and our stock price could decline. In the quarter ended March 31, 2009, we incurred losses largely as a result of amortization expense associated with our recent acquisition of Vurv Technology, Inc. on July 1, 2008. In the near term, we expect to continue to incur losses as a result of the increased amortization expense associated with the acquisition of Vurv. Also, expenses for a significant portion of our consulting services are recognized in advance of the recognition of revenue associated with the same consulting services. We defer a significant portion of our consulting revenue to future periods and recognize it ratably over the term of the related application services agreement, while the expenses associated with such consulting services are recognized in the period incurred. Accordingly, if our consulting services business grows, we may experience a negative impact on profitability. In addition, we may incur losses as a result of revenue shortfalls or increased expenses associated with our business. As a result, our business could be harmed and our stock price could decline.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Program
January 1, 2009 through January 31, 2009	14,674	$8.01		—	—
February 1, 2009 through February 28, 2009	—	—		—	—
March 1, 2009 through March 31, 2009	—	—		—	—

	14,674	$8.01	(2)	—	—

(1)	In connection with our restricted stock and performance share agreements approved by the Board of Directors on May 31, 2006, we repurchase common stock from employees as consideration for the payment of required withholding taxes.
(2)	Represents the weighted average price per share purchased during the three months ended March 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY

None.

ITEM 5.	OTHER INFORMATION

On May 6, 2009, the Board of Directors appointed Carol Richwood, 48, as principal accounting officer, effective immediately. Ms. Richwood joined Taleo in February of 2009 as a Vice President in our finance organization. Prior to joining us, Ms. Richwood was Senior Director, Controller of eBay Marketplaces from December 2005 to February 2009, and Assistant Controller, Polycom, Inc. from July 2005 to September 2005, Additionally she was with PeopleSoft, Inc. as Vice President, Revenue from March 2001 to June 2004 and Vice President Finance, Americas. from June 2004 to January 2005. In connection with her appointment as principal accounting officer, Ms. Richwood will receive a base salary of $220,000 and on-target bonuses totaling $88,000, on an annual basis. Ms. Richwood will also received equity grants of 10,000 stock options and 5,500 shares of restricted stock.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*	2004 Stock Plan, as amended.

10.2*	Form of Taleo Corporation 2004 Stock Plan Restricted Stock Agreement.

10.3*	Form of Taleo Corporation 2004 Stock Plan Performance Share Agreement.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009, to which this amendment applies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION

	By:	/s/ KATY MURRAY
Katy Murray
Date: October 27, 2009		Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1*	2004 Stock Plan, as amended.

10.2*	Form of Taleo Corporation 2004 Stock Plan Restricted Stock Agreement.

10.3*	Form of Taleo Corporation 2004 Stock Plan Performance Share Agreement.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009, to which this amendment applies.