Form 10-Q/A
period 2009-06-30
TALEO CORP
filed 2009-10-27
CIK 1134203

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

TALEO CORPORATION

INDEX

Explanatory Note Regarding Restatement

EXPLANATORY NOTE REGARDING RESTATEMENT

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Taleo Corporation (referred to herein as the “Company”, “we”, “us”, and “our”) for the quarter ended June 30, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on August 7, 2009 (the “Original Filing”). This Amendment includes the restatement of the following previously-filed unaudited condensed consolidated financial statements and data (and related disclosures) to correct an error in our accounting for stock-based compensation expense that resulted from an error in the prior version of the equity program administration software that we license from a third-party provider (the “Stock-based Compensation Expense Restatement”): (1) the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and June 30, 2008 contained in Part I, Item 1 of this Amendment; and (2) management’s discussion and analysis of our financial condition and results of operations as of and for the three and six months ended June 30, 2009 and 2008 contained in Part I, Item 2 of this Amendment. The Stock-based Compensation Expense Restatement results from our management’s determination subsequent to the issuance of our financial statements for the three and six months ended June 30, 2009 that there was an error in the measurement of stock-based compensation expense for the fiscal years ended December 31, 2008, 2007 and 2006 and the quarters ended June 30, 2009 and March 31, 2009. See below and Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a detailed discussion of the effects of the restatement.

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

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(As restated)(1)	(As restated)(1)
ASSETS
Current assets:
Cash and cash equivalents	$61,969	$49,462
Restricted cash	521	521
Accounts receivables, net of allowances of $780 at June 30, 2009 and $884 at December 31, 2008	45,442	49,167
Prepaid expenses and other current assets	11,337	10,977
Investment credits receivable	5,909	6,087

Total current assets	125,178	116,214

Property and equipment, net	26,394	25,250
Restricted cash	305	515
Goodwill	91,025	91,626
Other intangibles, net	37,671	44,802
Other assets	6,504	4,782

Total assets	$287,077	$283,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,784	$24,877
Deferred revenue - application services and customer deposits	54,682	54,421
Deferred revenue - consulting services	15,044	16,221
Capital lease obligations, short-term	758	1,101

Total current liabilities	92,268	96,620

Long-term deferred revenue - application services and customer deposits	547	777
Long-term deferred revenue - consulting services	12,168	9,594
Other liabilities	4,347	3,258
Capital lease obligations, long-term	232	519

Commitments and contingencies (Note 8)
Total liabilities	109,562	110,768

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 31,554,778 and 31,120,614 shares outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	256,990	250,168
Accumulated deficit	(80,521)	(78,322)
Treasury stock, at cost, 17,201 and no shares outstanding at June 30, 2009 and December 31, 2008, respectively	(221)	—
Accumulated other comprehensive income	1,267	575

Total stockholders’ equity	177,515	172,421

Total liabilities and stockholders’ equity	$287,077	$283,189

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(As restated)(1)	(As restated)(1)	(As restated)(1)	(As restated)(1)
Revenue:
Application	$42,914	$30,730	$84,118	$60,893
Consulting	6,179	7,172	13,058	12,839

Total revenue	49,093	37,902	97,176	73,732

Cost of revenue:
Application	10,617	6,377	20,302	12,656
Consulting	6,281	5,615	12,555	11,362

Total cost of revenue	16,898	11,992	32,857	24,018

Gross profit	32,195	25,910	64,319	49,714

Operating expenses:
Sales and marketing	17,147	11,937	33,055	22,592
Research and development	8,936	7,423	17,472	14,503
General and administrative	7,628	7,132	17,256	13,719
Restructuring and severance expense	—	281	—	281

Total operating expenses	33,711	26,773	67,783	51,095

Operating loss	(1,516)	(863)	(3,464)	(1,381)

Other income / (expense):
Interest income	54	518	194	1,296
Interest expense	(47)	(41)	(88)	(86)

Total other income, net	7	477	106	1,210

Loss before benefit from income taxes	(1,509)	(386)	(3,358)	(171)
Benefit from income taxes	(1,396)	(169)	(1,160)	(472)

Net income / (loss)	$(113)	$(217)	$(2,198)	$301

Net income / (loss) per share attributable to Class A common stockholders — basic	$(0.00)	$(0.01)	$(0.07)	$0.01

Net income / (loss) per share attributable to Class A common stockholders — diluted	$(0.00)	$(0.01)	$(0.07)	$0.01

Weighted-average Class A common shares — basic	30,417	25,708	30,341	25,538

Weighted-average Class A common shares — diluted	30,417	25,708	30,341	28,994

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended June 30,
	2009	2008
	(As Restated)(1)	(As Restated)(1)
Cash flows from operating activities:
Net income / (loss)	$(2,198)	$301

Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	13,589	4,726
Loss on disposal of fixed assets	16	—
Amortization of tenant inducements	(76)	(76)
Stock-based compensation expense	5,102	5,466
Director fees settled with stock	126	119
Bad debt expense	528	100
Changes in assets and liabilities:
Accounts receivable	2,994	631
Prepaid expenses and other assets	(1,795)	(3,648)
Investment credit receivable	509	(1,393)
Accounts payable and accrued liabilities	(3,549)	3,877
Deferred revenue and customer deposits	1,206	9,039

Net cash provided by operating activities	16,452	19,142

Cash flows from investing activities:
Purchases of property and equipment	(5,340)	(3,625)
Change in restricted cash	210	210

Net cash used in investing activities	(5,130)	(3,415)

Cash flows from financing activities:
Principal payments on capital lease obligations	(630)	(24)
Treasury stock acquired to settle employee withholding liability	(339)	(572)
Proceeds from stock options exercised and ESPP shares	1,711	3,426

Net cash provided by financing activities	742	2,830

Effect of exchange rate changes on cash and cash equivalents	443	43

Increase in cash and cash equivalents	12,507	18,600
Cash and cash equivalents:
Beginning of period	49,462	86,135

End of period	$61,969	$104,735

Supplemental cash flow disclosures:
Cash paid for interest	$40	$1

Cash paid for income taxes	$271	$—

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$3,467	$2,487
Class B common stock exchanged for Class A common stock	$—	$96

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Accompanying Notes to Condensed Consolidated Financial Statements.

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

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company consolidated financial statements and notes thereto filed on Form 10-K/A for the fiscal year ended December 31, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

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

The Company has restated its condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 and the related condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 (“Stock-based Compensation Expense Restatement”). The after-tax effect to previously reported net income (loss) of these adjustments for the three months ended June 30, 2009 was an increase in net loss by $0.3 million and for the three months ended June 30, 2008 was an increase in net loss by $0.2 million. For the six months ended June 30, 2009 net loss was increased by $0.2 million, and for the six months ended June 30, 2008 net income was reduced by $0.2 million.

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

Other Adjustments

In addition to the items described above, in the three months ended June 30, 2008, the Company had identified an adjustment related to stock-based compensation expense that was not recorded because it was not material, individually or in the aggregate, to the Company’s condensed consolidated financial statements in the period identified. This previously unrecorded adjustment was corrected in the restated financial statements included in the Company’s filing on Form 10-K for the year ended December 31, 2008. The correction was an adjustment to stock-based compensation expense. The effect to previously reported pre-tax net income of this adjustment for the six months ended June 30, 2008 was to decrease pre tax net income by $24,000.

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

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and share data)

	As of June 30, 2009
	As Previously Reported	Stock-based Compensation Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$61,969	$—	$61,969
Restricted cash	521	—	521
Accounts receivables, net of allowances of $780 at June 30, 2009	45,442	—	45,442
Prepaid expenses and other current assets	11,337	—	11,337
Investment credits receivable	5,909	—	5,909

Total current assets	125,178	—	125,178

Property and equipment, net	26,394	—	26,394
Restricted cash	305	—	305
Goodwill	91,025	—	91,025
Other intangibles, net	37,671	—	37,671
Other assets	6,504	—	6,504

Total assets	$287,077	$—	$287,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,784	$—	$21,784
Deferred revenue — application services and customer deposits	54,682	—	54,682
Deferred revenue — consulting services	15,044	—	15,044
Capital lease obligations, short-term	758	—	758

Total current liabilities	92,268	—	92,268

Long term deferred revenue — application services and customer deposits	547	—	547
Long term deferred revenue — consulting services	12,168	—	12,168
Other liabilities	4,347	—	4,347
Capital lease obligations, long-term	232	—	232
Commitments and contingencies (Note 8)

Total liabilities	109,562	—	109,562

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 31,554,778 shares outstanding at June 30, 2009	—	—	—
Additional paid-in capital	254,434	2,556	256,990
Accumulated deficit	(77,965)	(2,556)	(80,521)
Treasury stock, at cost, 17,201 shares outstanding at June 30, 2009	(221)	—	(221)
Accumulated other comprehensive income	1,267	—	1,267

Total stockholders’ equity	177,515	—	177,515

Total liabilities and stockholders’ equity	$287,077	$—	$287,077

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30, 2009			Three months ended June 30, 2008
	As Previously Reported	Stock-based Compensation Adjustments	As Restated	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated
Revenue:
Application	$42,914	$—	$42,914	$30,875	$(145)	$—	$30,730
Consulting	6,179	—	6,179	7,929	(757)	—	7,172

Total revenue	49,093	—	49,093	38,804	(902)	—	37,902

Cost of revenue:
Application	10,590	27	10,617	6,356	—	21	6,377
Consulting	6,238	43	6,281	5,559	—	56	5,615

Total cost of revenue	16,828	70	16,898	11,915	—	77	11,992

Gross profit / (loss)	32,265	(70)	32,195	26,889	(902)	(77)	25,910

Operating expenses:
Sales and marketing	17,039	108	17,147	11,832	—	105	11,937
Research and development	8,865	71	8,936	7,366	(1)	58	7,423
General and administrative	7,627	1	7,628	7,196	4	(68)	7,132
Restructuring and severance expense	—	—	—	281	—	—	281

Total operating expenses	33,531	180	33,711	26,675	3	95	26,773

Operating income / (loss)	(1,266)	(250)	(1,516)	214	(905)	(172)	(863)

Other income / (expense):
Interest income	54	—	54	518	—	—	518
Interest expense	(47)	—	(47)	(41)	—	—	(41)

Total other income, net	7	—	7	477	—	—	477

Income / (loss) before provision / (benefit) for income taxes	(1,259)	(250)	(1,509)	691	(905)	(172)	(386)
(Benefit) / provision for income taxes	(1,396)	—	(1,396)	(383)	214	—	(169)

Net income / (loss)	$137	$(250)	$(113)	$1,074	$(1,119)	$(172)	$(217)

Net income / (loss) per share attributable to Class A common stockholders — basic	$0.00	$(0.01)	$(0.00)	$0.04	$(0.04)	$(0.01)	$(0.01)

Net income / (loss) per share attributable to Class A common stockholders — diluted	$0.00	$(0.01)	$(0.00)	$0.04	$(0.04)	$(0.01)	$(0.01)

Weighted-average Class A common shares — basic	30,417	30,417	30,417	25,708	25,708	25,708	25,708

Weighted-average Class A common shares — diluted	32,611	30,417	30,417	29,070	25,708	25,708	25,708

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Six months ended June 30, 2009			Six months ended June 30, 2008
	As Previously Reported	Stock-based Compensation Adjustments	As Restated	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated
Revenue:
Application	$84,118	$—	$84,118	$61,076	$(183)	$—	$60,893
Consulting	13,058	—	13,058	14,967	(2,128)	—	12,839

Total revenue	97,176	—	97,176	76,043	(2,311)	—	73,732

Cost of revenue:
Application	20,279	23	20,302	12,646	—	10	12,656
Consulting	12,508	47	12,555	11,283	—	79	11,362

Total cost of revenue	32,787	70	32,857	23,929	—	89	24,018

Gross profit / (loss)	64,389	(70)	64,319	52,114	(2,311)	(89)	49,714

Operating expenses:
Sales and marketing	32,892	163	33,055	22,502	—	90	22,592
Research and development	17,417	55	17,472	14,399	(1)	105	14,503
General and administrative	17,393	(137)	17,256	13,763	25	(69)	13,719
Restructuring and severance expense	—	—	—	281	—	—	281

Total operating expenses	67,702	81	67,783	50,945	24	126	51,095

Operating income / (loss)	(3,313)	(151)	(3,464)	1,169	(2,335)	(215)	(1,381)

Other income / (expense):
Interest income	194	—	194	1,296	—	—	1,296
Interest expense	(88)	—	(88)	(86)	—	—	(86)

Total other income, net	106	—	106	1,210	—	—	1,210

Income / (loss) before provision / (benefit) for income taxes	(3,207)	(151)	(3,358)	2,379	(2,335)	(215)	(171)
Benefit from income taxes	(1,160)	—	(1,160)	(296)	(176)	—	(472)

Net income / (loss)	$(2,047)	$(151)	$(2,198)	$2,675	$(2,159)	$(215)	$301

Net income / (loss) per share attributable to Class A common stockholders — basic	$(0.07)	$(0.00)	$(0.07)	$0.10	$(0.08)	$(0.01)	$0.01

Net income / (loss) per share attributable to Class A common stockholders — diluted	$(0.07)	$(0.00)	$(0.07)	$0.09	$(0.07)	$(0.01)	$0.01

Weighted-average Class A common shares — basic	30,341	30,341	30,341	25,538	25,538	25,538	25,538

Weighted-average Class A common shares — diluted	30,341	30,341	30,341	28,994	28,994	28,994	28,994

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2009			Six months ended June 30, 2008
	As Previously Reported	Stock-based Compensation Adjustments	As Restated	As Previously Reported	Adjustments	Stock-based Compensation Adjustments	As Restated
	(In thousands)			(In thousands)
Cash flows from operating activities:
Net income / (loss)	$(2,047)	$(151)	$(2,198)	$2,675	$(2,159)	$(215)	$301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,589	—	13,589	4,726	—	—	4,726
Loss on disposal of fixed assets	16	—	16	—	—	—	—
Amortization of tenant inducements	(76)	—	(76)	(76)	—	—	(76)
Stock-based compensation expense	4,951	151	5,102	5,232	19	215	5,466
Director fees settled with stock	126	—	126	119	—	—	119
Bad debt expense	528	—	528	100	—	—	100
Change in assets and liabilities, net of effect of acquisition:
Accounts receivable	2,994	—	2,994	544	87	—	631
Prepaid expenses and other assets	(1,795)	—	(1,795)	(3,824)	176	—	(3,648)
Investment credit receivable	509	—	509	(1,393)	—	—	(1,393)
Accounts payable and accrued liabilities	(3,549)	—	(3,549)	4,355	(478)	—	3,877
Deferred revenue and customer deposits	1,206	—	1,206	6,818	2,221	—	9,039

Net cash by provided by operating activities	16,452	—	16,452	19,276	(134)	—	19,142

Cash flows from investing activities:
Purchases of property and equipment	(5,340)	—	(5,340)	(3,625)	—	—	(3,625)
Change in restricted cash	210	—	210	210	—	—	210

Net cash used in investing activities	(5,130)	—	(5,130)	(3,415)	—	—	(3,415)

Cash flows from financing activities:
Principal payments on capital lease obligations	(630)	—	(630)	(24)	—	—	(24)
Treasury stock acquired to settle employee withholding liability	(339)	—	(339)	—	(572)	—	(572)
Proceeds from stock options, ESPP Shares and warrants exercised	1,711	—	1,711	2,725	701	—	3,426

Net cash provided by financing activities	742	—	742	2,701	129	—	2,830

Effect of exchange rate changes on cash and cash equivalents	443	—	443	38	5	—	43

Increase in cash and cash equivalents	12,507	—	12,507	18,600	—	—	18,600
Cash and cash equivalents:
Beginning of period	49,462	—	49,462	86,135	—	—	86,135

End of period	$61,969	$—	$61,969	$104,735	$—	$—	$104,735

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

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

SFAS 123(R) resulted in the Company recording share-based compensation expense in the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
	As restated	As restated	As restated	As restated
Cost of revenue	$475	$403	$820	$722
Sales and marketing	819	992	1,332	1,612
Research and development	409	345	673	691
General and administrative	1,130	1,187	2,277	2,441

Total	$2,833	$2,927	$5,102	$5,466

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

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company recorded for Class A common stock options, $1.4 million and $2.8 million of compensation expense for the three and six months ended June 30, 2009, respectively and recorded $2.0 million and $4.0 million of compensation expense for the three and six months ended June 30, 2008, respectively. Unamortized compensation cost was $8.3 million, net of assumed forfeitures as of June 30, 2009. This cost is expected to be recognized over a weighted-average period of 2.3 years.

On April 17, 2009, exercisable options totaling 31,360 related to terminated employees of the Company were modified to extend their expiration date to May 30, 2009, 30 days after the Company became current with its SEC filing requirements. The modification of these options resulted in an incremental share-based compensation expense of $47,000 during the second quarter of 2009.

Restricted Stock and Performance Shares

The fair value of restricted stock and performance shares is measured based upon the closing Nasdaq Global Market price of the underlying Company stock as of the date of grant. The Company uses historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. Restricted stock and performance share awards are amortized over the vesting period using the straight-line method. The only performance condition for unvested performance shares outstanding as of June 30, 2009 is continued service to the Company. Upon vesting, performance share awards convert into an equivalent number of shares of common stock. Unamortized compensation cost was $12.4 million, net of assumed forfeitures as of June 30, 2009. This cost is expected to be recognized over a weighted-average period between 2.6 and 3.9 years.

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

The Company recorded for restricted stock and performance share agreements, $1.1 million and $2.0 million of compensation expense for the three and six months ended June 30, 2009, respectively, and $0.7 million and $1.1 million for the three and six months ended June 30, 2008, respectively.

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

Components of the Company’s amortizable intangible assets are as follows (in thousands):

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

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Litigation

Kenexa Litigations—Kenexa BrassRing, Inc., (“Kenexa”) filed suit against the Company in the United States District Court for the District of Delaware on August 27, 2007. Kenexa alleges that the Company infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining the Company from further infringement. The Company answered Kenexa’s complaint on January 28, 2008. On May 9, 2008, Kenexa filed a similar lawsuit against Vurv Technology, Inc. (“Vurv”) in the United States District Court for the District of Delaware, alleging that Vurv has infringed Patent Nos. 5,999,939 and 6,996,561, and seeking monetary damages and an order enjoining the Company from further infringement. The Company answered Kenexa’s complaint on May 29, 2008. The Company acquired Vurv on July 1, 2008. The Company’s management has reviewed these matters and believes that neither the Company’s nor Vurv’s software products infringe any valid and enforceable claim of the asserted patents. The Company has engaged in settlement discussions with Kenexa, but no settlement agreement has been reached. Litigation is ongoing with respect to these matters.

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

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In a separate action filed on June 25, 2008 in the United States District Court for the District of Delaware, Kenexa Technology, Inc. has asserted claims against the Company for tortious interference with contract, unfair competition, unfair trade practices, and unjust enrichment arising from the Company’s refusal to allow Kenexa employees to access and use the Company’s proprietary applications to provide outsourcing services to a Taleo customer, and seeking monetary damages and injunctive relief. The Company answered Kenexa Technology, Inc.’s complaint on July 23, 2008. On October 16, 2008, the Company amended its answer and filed counterclaims against Kenexa Technology, Inc., alleging copyright infringement, misappropriation of trade secrets, interference with contractual relations, and unfair competition arising from Kenexa’s unauthorized access and use of the Taleo products in the course of providing outsourcing services to the Company’s customers, and seeking declaratory judgment, monetary damages, and injunctive relief. The Company filed a motion to dismiss Kenexa’s claims on July 21, 2009 and a motion for preliminary injunction to enjoin Kenexa employees from accessing the Company’s solutions deployed at joint customers of both companies on July 22, 2009. A hearing on the Company’s motion for preliminary injunction is set for August 28, 2009. Litigation is ongoing with respect to these matters.

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

9. Net Income / (Loss) Per Share

For the three and six months ended June 30, 2009, the Company had net loss of $(0.1) million and $(2.2) million, respectively. During the three and six months ended June 30, 2008, the Company had net loss of $(0.2) million and net income of $0.3 million, respectively. Diluted net income per share is calculated based on outstanding Class A common stock, stock options, ESPP shares and exchangeable shares. Exchangeable shares are represented by Class B common stock. Each exchangeable share was convertible into one share of Class A common stock. Therefore, exchangeable shares are included in the calculation of fully diluted earnings per share during periods in which the Company had net income. No exchangeable shares were outstanding during the three and six months ended June 30, 2009.

        For the three and six months ended June 30, 2009, antidilutive securities, consisting of stock options, unvested restricted stock and unvested restricted stock units aggregated on a weighted average share basis to 2,194,243 and 974,218, respectively, were not included in the diluted net income per share calculation and for the three months ended June 30, 2008, 3,362,867 were not included in the diluted net income per share calculation.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Allocation on net income / (loss) is as follows:

	Three Months Ended June 30,
	2009		2008
	Class A Common	Class B Common(1)	Class A Common	Class B Common(1)
	(In thousands, except per share data)
	(As restated)		(As restated)
Allocation of net loss	$(113)	$—	$(217)	$—
Weighted-average shares outstanding — basic	30,417	—	25,708	462
Weighted-average shares outstanding — diluted	30,417	—	25,708	656
Net loss per share — basic and diluted	$(0.00)	$—	$(0.01)	$—

	Six Months Ended June 30,
	2009		2008
	Class A Common	Class B Common(1)	Class A Common	Class B Common(1)
	(In thousands, except per share data)
	(As restated)		(As restated)
Allocation of net income / (loss)	$(2,198)	$—	$301	$—
Weighted-average shares outstanding — basic	30,341	—	25,538	512
Weighted-average shares outstanding — diluted	30,341	—	28,994	656
Net income / (loss) per share — basic	$(0.07)	$—	$0.01	$—
Net income / ( loss) per share — diluted	$(0.07)	$—	$0.01	$—

(1)	Class B common stock is non-participating in periods of net income or net losses and as a result has no attribution of earnings or losses for the purposes of calculating earnings per share.

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

The following table presents a summary of operating segments:

	Application	Consulting	Total
	(In thousands)
	(As restated)
Three Months Ended June 30, 2009:
Revenue	$42,914	$6,179	$49,093
Contribution margin(1)	$23,361	$(102)	$23,259

	(As restated)
Three Months Ended June 30, 2008
Revenue	$30,730	$7,172	$37,902
Contribution margin(1)	$16,930	$1,557	$18,487

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Application	Consulting	Total
	(In thousands)
	(As restated)
Six Months Ended June 30, 2009:
Revenue	$84,118	$13,058	$97,176
Contribution margin(1)	$46,344	$503	$46,847

	(As restated)
Six Months Ended June 30, 2008
Revenue	$60,893	$12,839	$73,732
Contribution margin(1)	$33,734	$1,477	$35,211

(1)	The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Profit Reconciliation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
	(As restated)	(As restated)	(As restated)	(As restated)
Contribution margin for operating segments	$23,259	$18,487	$46,847	$35,211
Sales and marketing	(17,147)	(11,937)	(33,055)	(22,592)
General and administrative	(7,628)	(7,132)	(17,256)	(13,719)
Restructuring and severance expense	—	(281)	—	(281)
Interest and other income, net	7	477	106	1,210

Loss before benefit from income taxes	$(1,509)	$(386)	$(3,358)	$(171)

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

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

11. Comprehensive Income / (Loss)

Comprehensive income (loss), net of income taxes, includes foreign currency transaction gains and losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
	(As restated)	(As restated)	(As restated)	(As restated)
Net income / (loss)	$(113)	$(217)	$(2,198)	$301
Net foreign currency transaction gain / (loss)	1,016	66	691	(229)

Comprehensive income / (loss)	$903	$(151)	$(1,507)	$72

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

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Severance	Facility closure	Total liability
	(In thousands)
Restructuring expense
Liability at January 1, 2009	$271	$—	$271
Cash payments in the first quarter of 2009	(271)	—	(271)

Liability at June 30, 2009	$—	$—	$—

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

13. Subsequent Events

On July 10, 2009, the Company informed the former Vurv stockholders of indemnification claims against the 0.5 million shares in escrow for losses incurred by the Company as a result of certain breaches of the representations and warranties contained in the Agreement and Plan of Reorganization. The Company requested approximately 238,000 shares be released to the Company to cover such losses and approximately 240,000 shares be released to the former Vurv stockholders. While the Company believes it has a valid claim against the 238,000 shares that remain in escrow, negotiations related to this matter are in the preliminary stages. The former Vurv stockholders have objected to all of the Company’s escrow claims and the outcome of these claims is uncertain. The Company may not recover any of the amounts claimed. The Company has evaluated subsequent events through August 6, 2009, the date the Company filed its Form 10-Q for the quarter ended June 30, 2009, and has evaluated subsequent events through October 27, 2009, the date of filing of this Form 10-Q/A for the quarter ended June 30, 2009.

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

Restatement of Condensed Consolidated Financial Statements

We have restated our audited condensed consolidated balance sheet as of December 31, 2008, the unaudited condensed consolidated balance sheet as of June 30, 2009, the unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, including applicable notes as reflected in this Form 10-Q/A to reflect our restatement. For additional information about the restatement, please see the Explanatory Note Regarding Restatement immediately preceding Part I, Item 1 of this Amendment and Note 2 to the Condensed Consolidated Financial Statements, “Restatement of Condensed Consolidated Financial Statements” in Part I, Item 1 of this Amendment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Condensed Consolidated Statement of Operations Data:
Revenue:
Application	87%	81%	87%	83%
Consulting	13%	19%	13%	17%

Total revenue	100%	100%	100%	100%
Cost of revenue (as a percent of related revenue):
Application	25%	21%	24%	21%
Consulting	102%	78%	96%	88%

Total cost of revenue	34%	32%	34%	33%

Gross profit	66%	68%	66%	67%
Operating expenses:
Sales and marketing	35%	31%	34%	31%
Research and development	18%	20%	18%	20%
General and administrative	16%	19%	18%	19%
Restructuring and severance expense	0%	1%	0%	0%

Total operating expenses	69%	71%	70%	70%

Operating loss	-3%	-3%	-4%	-3%
Other income (expense):
Interest income	0%	1%	0%	2%
Interest expense	0%	0%	0%	0%

Total other income, net	0%	1%	0%	2%

Income / (loss) before provision / (benefit) for income taxes	-3%	-2%	-4%	-1%
Provision / (benefit) for income taxes	-3%	0%	-1%	-1%

Net income / (loss)	0%	-2%	-3%	0%

Comparison of the Three and Six Months Ended June 30, 2009 and 2008

Revenue

	Three Months Ended June 30,		$ change	% change	Six Months Ended June 30,		$ change	% change
	2009	2008			2009	2008
	(In thousands)				(In thousands)
Application revenue	$42,914	$30,730	$12,184	40%	$84,118	$60,893	$23,225	38%
Consulting revenue	6,179	7,172	(993)	(14)%	13,058	12,839	219	2%

Total revenue	$49,093	$37,902	$11,191	30%	$97,176	$73,732	$23,444	32%

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

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ change	%	2009	2008	$ change	%
	(In thousands)				(In thousands)
Cost of revenue—application	$10,617	$6,377	$4,240	66%	$20,302	$12,656	$7,646	60%
Cost of revenue—consulting	6,281	5,615	666	12%	12,555	11,362	1,193	10%

Cost of revenue—total	$16,898	$11,992	$4,906	41%	$32,857	$24,018	$8,839	37%

Cost of revenue—application—summary of changes

	Change from 2008 to 2009
	Three Months Ended June 30,	Six Months Ended June 30,
Employee related costs	$1,114	$2,094
Hosting facility cost	1,532	2,711
Depreciation and amortization	795	1,565
Various other expense	799	1,276

	$4,240	$7,646

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

Cost of revenue—consulting—summary of changes

	Change from 2008 to 2009
	Three Months Ended June 30,	Six Months Ended June 30,
Employee related costs	$334	$933
Professional services	97	74
Travel and entertainment	54	(162)
Various other expense	181	348

	$666	$1,193

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

Gross Profit and Gross Profit Percentage

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ change	%	2009	2008	$ change	%
	(In thousands)				(In thousands)
Gross profit
Gross profit—application	$32,297	$24,353	$7,944	33%	$63,816	$48,237	$15,579	32%
Gross profit—consulting	(102)	1,557	(1,659)	-107%	503	1,477	(974)	-66%

Gross profit—total	$32,195	$25,910	$6,285	24%	$64,319	$49,714	$14,605	29%

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	%	2009	2008	% change
Gross profit percentage
Gross profit percentage—application	75%	79%	-4%	76%	79%	-3%
Gross profit percentage—consulting	-2%	22%	-24%	4%	12%	-8%

Gross profit percentage—total	66%	68%	-2%	66%	67%	-1%

Gross profit—application

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

Gross profit—consulting

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

Operating expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ change	%	2009	2008	$ change	%
	(In thousands)				(In thousands)
Sales and marketing	$17,147	11,937	$5,210	44%	$33,055	$22,592	$10,463	46%
Research and development	8,936	7,423	1,513	20%	17,472	14,503	2,969	20%
General and administrative	7,628	7,132	496	7%	17,256	13,719	3,537	26%
Restructuring and severance expense	—	281	(281)	*	—	281	(281)	*

Total operating expenses	$33,711	$26,773	$6,938		$67,783	$51,095	$16,688

*	not meaningful

Sales and marketing—summary of changes

	Change from 2008 to 2009
	Three Months Ended June 30,	Six Months Ended June 30,
Amortization	$2,738	$5,477
Employee related costs	1,237	2,502
Travel and entertainment cost	441	330
Marketing expenses	377	1,430
Various other expense	417	724

	$5,210	$10,463

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

Research and development—summary of changes

	Change from 2008 to 2009
	Three Months Ended June 30,	Six Months Ended June 30,
Employee related costs	$1,293	$2,380
Software support	(147)	(342)
Various other expense	367	931

	$1,513	$2,969

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

General and administrative—summary of changes

	Change from 2008 to 2009
	Three Months Ended June 30,	Six Months Ended June 30,
Employee related costs	$317	$929
Consultants / temporary help	90	831
Audit	(254)	(59)
Bad debt reserve	(57)	428
Foreign currency loss	60	730
Various other expense	340	678

	$496	$3,537

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

Contribution Margin—Operating Segments

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ change	%	2009	2008	$ change	%
	(In thousands)				(In thousands)
Contribution Margin(1)
Contribution margin—application	$23,361	$16,930	$6,431	38%	$46,344	$33,734	$12,610	37%
Contribution margin—consulting	(102)	1,557	(1,659)	-107%	503	1,477	(974)	-66%

Contribution margin—total	$23,259	$18,487	$4,772	26%	$46,847	$35,211	$11,636	33%

(1)	The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

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

Other income (expense)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(In thousands)				(In thousands)
Interest income	$54	$518	$(464)	(90)%	$194	$1,296	$(1,102)	(85)%
Interest expense	(47)	(41)	(6)	15%	(88)	(86)	(2)	2%

Total other income, net	$7	$477	$(470)	(99)%	$106	$1,210	$(1,104)	(91)%

Interest income and interest expense

Interest income—The decrease in interest income is primarily attributable to a reduction in the overall cash balance resulting from the acquisition of Vurv in July 2008 and a lower average interest rate during the second quarter of 2009 compared to the same period in the prior year.

Interest expense—There was no significant change in interest expense during the second quarter of 2009 compared to the same period in the prior year.

Benefit from income taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(In thousands)				(In thousands)
Benefit from income taxes	$(1,396)	$(169)	$(1,227)	726%	$(1,160)	$(472)	$(688)	146%

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

Net cash provided by operating activities was $16.5 million for the six months ended June 30, 2009 compared to $19.1 million for the six months ended June 30, 2008. Consistent with prior periods, cash provided by operating activities has historically been affected by revenues, changes in working capital accounts, particularly changes in deferred revenue, customer deposits and add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Specifically, stock-based compensation expense for the six months ended June 30, 2009 was $5.1 million versus $5.5 million during the six months ended June 30, 2008. This decrease was the result of fully vesting stock options exceeding new stock option and restricted stock grants in 2009. Additionally, depreciation and amortization expense increased by $8.9 million in the first six months of 2009 compared to the same period in the previous year primarily due to the addition of intangible assets associated with the acquisition of Vurv in July 2008. The change in accounts receivable increased due to an increase in billings compared to the same period in 2008, however we continue to emphasize cash collections. The change in deferred revenue decreased in the current period due to fluctuations resulting from the mix of annual and quarterly application billings combined with the timing of billings and the timing of the application revenue recognized associated with those contracts. The change in accounts payable and accrued liabilities decreased in the current period due to payments associated with liabilities incurred in prior periods related to our revenue restatement and purchases under the Employee Stock Purchase Plan which occurred in May 2009.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the Stock-based Compensation Expense Restatement described in Note 2 to our condensed consolidated financial statements, our Chief Executive Officer and Chief Financial Officer re-evaluated our disclosure controls and procedures and determined that there was a material weakness in our internal control over financial reporting as of June 30, 2009. Specifically, our controls to calculate stock-based compensation expense related to the application of the forfeiture rate were not designed effectively, and a material weakness existed in the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate as of June 30, 2009. Based on this re-evaluation and because of the material weakness described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

Remediation of Material Weakness—Stock-Based Compensation Expense

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

Other than described above, there was no change in our internal control over financial reporting during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the year ended December 31, 2007, we have incurred annual losses in every year since our inception. As of June 30, 2009 we had incurred aggregate net losses of $66.7 million, which is our accumulated deficit of $80.5 million less $13.8 million of dividends and issuance costs on preferred stock. In the three and six months ended June 30, 2009, we incurred net loss of $(0.1) million and a net loss of $(2.2) million, respectively. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. As we continue to incur costs associated with regulatory compliance and being a public company and implement initiatives to grow our business, which include, among other things, acquisitions, international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from achieving or sustaining profitability. As a result, our business could be harmed and our stock price could decline. In the six months ended June 30, 2009, we incurred losses largely as a result of amortization expense associated with our recent acquisition of Vurv Technology, Inc. (“Vurv”) on July 1, 2008. In the near term, we expect to continue to incur losses as a result of the increased amortization expense associated with the acquisition of Vurv. Also, expenses for a significant portion of our consulting services are recognized in advance of the recognition of revenue associated with the same consulting services. We defer a significant portion of our consulting revenue to future periods and recognize it ratably over the term of the related application services agreement, while the expenses associated with such consulting services are recognized in the period incurred. Accordingly, if our consulting services business grows, we may experience a negative impact on profitability. In addition, we may incur losses as a result of revenue shortfalls or increased expenses associated with our business. As a result, our business could be harmed and our stock price could decline.

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

In March 2009, we announced that we had completed a review of our revenue recognition practices and, as a result of this review, we restated certain financial statements. Our review of our revenue recognition practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses. The accounting, legal and other expenses associated with the restatement have had a material adverse effect on our results of operations. As a result of our revenue recognition review and the resulting restatement, revenue from consulting services totaling approximately $18 million reported in our previously issued consolidated financial statements for the years ended December 31, 2003 through 2007, and our interim consolidated financial statements for each of the periods ended March 31, 2008 and June 30, 2008, will be deferred to periods after June 30, 2008. Additionally, the correction relating to the timing of revenue recognition for set-up fees, an element of application services revenue, which resulted in the deferral of approximately $0.2 million in application revenue recognized as of June 30, 2008 to periods after June 30, 2008. In addition, litigation has been filed against us, our current officers and certain of our former officers relating to a failure to apply GAAP in the reporting of quarterly and annual financial statements and securities prospectuses from the time of our initial public offering to our most recent filing with the SEC. See Note 8, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a more detailed description of these proceedings. We may become the subject of additional private or government actions regarding these matters in the future. These proceedings are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of this litigation will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. While we maintain standard directors and officers insurance, all or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

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

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance, we must enhance and improve existing products and continue to introduce new products and services. For instance, in May 2009, our onboarding software product for small- and medium-sized organizations became generally available in the market, and we continue to develop the Taleo Talent Grid, a foundation for sharing industry knowledge, technology and candidates. Additionally, in September 2008, we began offering compensation management solutions through our alliance with Worldwide Compensation, Inc. (“WWC”), and we invested $2.5 million for a 16% equity investment and an option to purchase WWC. Any new products we develop or acquire may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to develop or acquire new products that appeal to our target customer base or enhance our existing products or if we fail to price our products to meet market demand or if the products we develop or acquire do not meet performance expectations or have a higher than expected cost structure to host and maintain, our business and operating results will be adversely affected. Our efforts to expand our solutions beyond our current offerings or beyond the talent management market may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our existing business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Program
April 1, 2009 through April 30, 2009	13,268	$11.98		—	—
May 1, 2009 through May 31, 2009	3,933	$15.87		—	—
June 1, 2009 through June 30, 2009				—	—

	17,201	$12.87	(2)	—	—

(1)	In connection with our restricted stock and performance share agreements, we repurchase common stock from employees as consideration for the payment of required withholding taxes.
(2)	Represents the weighted average price per share purchased during the three months ended June 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

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

(b.) Approval adoption of the 2009 Equity Incentive Plan and the number of shares reserved for issuance thereunder

	Votes For	Votes Against	Votes Abstain	Non Votes
Approval 2009 Equity Incentive Plan	19,225,152	4,241,798	12,085	4,348,768

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1†*	Amendment One to Ordering Document dated May 30, 2009 between Taleo Corporation and Oracle USA, Inc.

10.2†*	Payment Schedule dated May 30, 2009 between Taleo Corporation and Oracle Credit Corporation

10.3*	Form of 2009 Equity Incentive Plan Option Agreement

10.4*	Form of 2009 Equity Incentive Plan Restricted Stock Agreement

10.5*	Form of 2009 Equity Incentive Plan Performance Share Agreement

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted for portions of this exhibit.
*	Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2009, to which this amendment applies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION

By:	/S/ KATY MURRAY
Katy Murray
Executive Vice President and Chief Financial Officer

Date: October 27, 2009

Exhibit Index

Exhibit Number	Description

10.1†*	Amendment One to Ordering Document dated May 30, 2009 between Taleo Corporation and Oracle USA, Inc.

10.2†*	Payment Schedule dated May 30, 2009 between Taleo Corporation and Oracle Credit Corporation

10.3*	Form of 2009 Equity Incentive Plan Option Agreement

10.4*	Form of 2009 Equity Incentive Plan Restricted Stock Agreement

10.5*	Form of 2009 Equity Incentive Plan Performance Share Agreement

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted for portions of this exhibit.
*	Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2009, to which this amendment applies.