Form 10-Q
period 2009-09-30
TALEO CORP
filed 2009-11-02
CIK 1134203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

On October 30, 2009, the registrant had 32,084,300 shares of Class A common stock outstanding.

TALEO CORPORATION

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
		As restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$76,513	$49,462
Restricted cash	617	521
Accounts receivables, net of allowances of $807 at September 30, 2009 and $884 at December 31, 2008	46,155	49,167
Prepaid expenses and other current assets	10,622	10,977
Investment credits receivable	6,973	6,087

Total current assets	140,880	116,214

Property and equipment, net	24,198	25,250
Restricted cash	210	515
Goodwill	91,027	91,626
Other intangibles, net	34,116	44,802
Other assets	5,470	4,782

Total assets	$295,901	$283,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,094	$24,877
Deferred revenue - application services and customer deposits	55,714	54,421
Deferred revenue - consulting services	16,841	16,221
Capital lease obligations, short-term	573	1,101

Total current liabilities	94,222	96,620

Long-term deferred revenue - application services and customer deposits	631	777
Long-term deferred revenue - consulting services	12,424	9,594
Other liabilities	4,239	3,258
Capital lease obligations, long-term	162	519
Commitments and contingencies (Note 8)

Total liabilities	111,678	110,768

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 31,863,843 and 31,120,614 shares outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	264,224	250,168
Accumulated deficit	(81,622)	(78,322)
Treasury stock, at cost, 34,548 and no shares outstanding at September 30, 2009 and December 31, 2008, respectively	(543)	—
Accumulated other comprehensive income	2,164	575

Total stockholders’ equity	184,223	172,421

Total liabilities and stockholders’ equity	$295,901	$283,189

(1) See Note 2 "Restatement of Condensed Consolidated Financial Statements" of Notes to Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		As restated (1)		As restated (1)
Revenue:
Application	$44,870	$37,469	$128,988	$98,362
Consulting	5,866	9,177	18,924	22,015

Total revenue	50,736	46,646	147,912	120,377

Cost of revenue:
Application	10,599	9,866	30,901	22,521
Consulting	6,203	7,245	18,758	18,607

Total cost of revenue	16,802	17,111	49,659	41,128

Gross profit	33,934	29,535	98,253	79,249

Operating expenses:
Sales and marketing	16,481	15,879	49,536	38,471
Research and development	8,666	8,444	26,138	22,948
General and administrative	8,486	9,430	25,742	23,147
Restructuring and severance expense	-	1,330	-	1,611

Total operating expenses	33,633	35,083	101,416	86,177

Operating income / (loss)	301	(5,548)	(3,163)	(6,928)

Other income / (expense):
Interest income	52	261	246	1,556
Interest expense	(42)	(58)	(130)	(144)
Worldwide Compensation purchase option write-off	(1,084)	-	(1,084)	-

Total other income, net	(1,074)	203	(968)	1,412

Loss before benefit from income taxes	(773)	(5,345)	(4,131)	(5,516)
Provision for / (benefit from) income taxes	329	561	(831)	89
Net loss	$(1,102)	$(5,906)	$(3,300)	$(5,605)

Net loss per share attributable to Class A common stockholders — basic and diluted	$(0.04)	$(0.20)	$(0.11)	$(0.21)

Weighted-average Class A common shares — basic and diluted	30,883	29,388	30,540	26,818

(1) See Note 2 "Restatement of Condensed Consolidated Financial Statements" of Notes to Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:		As restated (1)
Net loss	$(3,300)	$(5,605)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,581	10,582
Loss on disposal of fixed assets	17	-
Amortization of tenant inducements	(114)	(114)
Tenant inducements from landord	6	-
Stock-based compensation expense	8,165	8,468
Director fees settled with stock	186	172
Excess tax benefit from stock options	(257)	-
Worldwide Compensation purchase option write-off	1,084	-
Bad debt expense	704	259
Changes in assets and liabilities:
Accounts receivable	2,248	(4,539)
Prepaid expenses and other assets	(845)	(2,483)
Investment credit receivable	(112)	(2,055)
Accounts payable and accrued liabilities	(2,487)	(3,413)
Deferred revenue and customer deposits	4,175	12,412
Net cash provided by operating activities	30,051	13,684
Cash flows from investing activities:
Purchases of property and equipment	(7,720)	(5,853)
Change in restricted cash	210	210
Purchases of investment	-	(2,498)
Acquisition of business, net of cash acquired	-	(49,646)
Net cash used in investing activities	(7,510)	(57,787)
Cash flows from financing activities:
Principal payments on loan and capital lease obligations	(1,376)	(344)
Treasury stock acquired to settle employee withholding liability	(661)	(791)
Excess tax benefit from stock options	257	-
Proceeds from stock options exercised and ESPP shares	5,566	8,221
Net cash provided by financing activities	3,786	7,086
Effect of exchange rate changes on cash and cash equivalents	724	(114)
Increase / (decrease) in cash and cash equivalents	27,051	(37,131)
Cash and cash equivalents:
Beginning of period	49,462	86,135
End of period	$76,513	$49,004
Supplemental cash flow disclosures:
Cash paid for interest	$54	$33
Cash paid for income taxes	$273	$207
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$1,530	$2,691
Class B common stock exchanged for Class A common stock	$-	$96
Stock and stock options issued in connection with Vurv acquisition	$-	$75,189

(1) See Note 2 "Restatement of Condensed Consolidated Financial Statements" of Notes to Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business — Taleo Corporation and its subsidiaries (“the Company”) provide on-demand talent management solutions that enable organizations of all sizes to assess, acquire, develop, compensate and align their workforces for improved business performance. The Company’s software applications are offered to customers primarily on a subscription basis.

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2008, filed on October 27, 2009.  In the opinion of management, all adjustments necessary for a fair presentation have been made and include only normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

2. Restatement of Condensed Consolidated Financial Statements

Stock-based Compensation Expense Restatement

In October 2009, the Company identified an error in its accounting for stock-based compensation expense after upgrading to a new version of the equity program administration software that the Company licenses from a third-party provider.  The third-party provider has advised its users that the new version of the software corrects an error in the prior version with respect to the calculation of stock-based compensation expense.  Specifically, the prior version of the software incorrectly calculated stock-based compensation expense by continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vested, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date.  The correction of the error by the Company results in changes to the timing of stock-based compensation expense over the vesting period of the awards during the relevant periods, but does not change the total stock-based compensation expense.  As stock-based compensation expense is a non-cash item, there is no impact to net cash provided by operations in any period.  In addition, the Company has corrected the amount of antidilutive securities not included in the diluted net loss per share calculation disclosed in Note 9 “Net Loss Per Share” of the “Notes to Condensed Consolidated Financial Statements” for the three and nine months ended September 30, 2008.

The Company has restated its consolidated balance sheets as of December 31, 2008 and condensed consolidated statements of operations for the three and nine months ended September 30, 2008, and condensed consolidated statements of cash flows for the nine months ended September 30, 2008. The after-tax effect of these adjustments to the previously reported net loss for the three months ended September 30, 2008 was a decrease in net loss by $0.3 million and for the nine months ended September 30, 2008, net loss was decreased by $0.1 million.

The Company’s condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q have been restated for 2008 to reflect the impact resulting from the restatement adjustments described above, as follows (in thousands):

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three months ended September 30, 2008
		Stock-based Compensation Adjustments
	As Previously Reported		As Restated

Revenue:
Application	$37,469	$-	$37,469
Consulting	9,177	-	9,177

Total revenue	46,646	-	46,646

Cost of revenue:
Application	9,885	(19)	9,866
Consulting	7,257	(12)	7,245

Total cost of revenue	17,142	(31)	17,111

Gross profit	29,504	31	29,535

Operating expenses:
Sales and marketing	15,953	(74)	15,879
Research and development	8,486	(42)	8,444
General and administrative	9,593	(163)	9,430
Restructuring and severance expense	1,330	-	1,330

Total operating expenses	35,362	(279)	35,083

Operating income / (loss)	(5,858)	310	(5,548)

Other income / (expense):
Interest income	261	-	261
Interest expense	(58)	-	(58)

Total other income, net	203	-	203

Income / (loss) before provision / (benefit) for income taxes	(5,655)	310	(5,345)
(Benefit) / provision for income taxes	561	-	561
Net income / (loss)	$(6,216)	$310	$(5,906)

Net income / (loss) per share attributable to Class A common stockholders — basic	$(0.21)	$0.01	$(0.20)
Net income / (loss) per share attributable to Class A common stockholders — diluted	$(0.21)	$0.01	$(0.20)

Weighted-average Class A common shares — basic	29,388	29,388	29,388

Weighted-average Class A common shares — diluted	29,388	29,388	29,388

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Nine months ended September 30, 2008
	As Previously	Stock-based Compensation Adjustments	As
	Reported		Restated

Revenue:
Application	$98,362	$-	$98,362
Consulting	22,015	-	22,015

Total revenue	120,377	-	120,377

Cost of revenue:
Application	22,530	(9)	22,521
Consulting	18,540	67	18,607

Total cost of revenue	41,070	58	41,128

Gross profit / (loss)	79,307	(58)	79,249

Operating expenses:
Sales and marketing	38,455	16	38,471
Research and development	22,885	63	22,948
General and administrative	23,379	(232)	23,147
Restructuring and severance expense	1,611	-	1,611

Total operating expenses	86,330	(153)	86,177

Operating income / (loss)	(7,023)	95	(6,928)

Other income / (expense):
Interest income	1,556	-	1,556
Interest expense	(144)	-	(144)

Total other income, net	1,412	-	1,412

Income / (loss) before provision / (benefit) for income taxes	(5,611)	95	(5,516)
(Benefit) / provision for income taxes	89	-	89
Net income / (loss)	$(5,700)	$95	$(5,605)

Net income / (loss) per share attributable to Class A common stockholders — basic	$(0.21)	$-	$(0.21)
Net income / (loss) per share attributable to Class A common stockholders — diluted	$(0.21)	$-	$(0.21)

Weighted-average Class A common shares — basic	26,818	26,818	26,818

Weighted-average Class A common shares — diluted	26,818	26,818	26,818

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine months ended September 30, 2008
	As Previously	Stock-based Compensation Adjustments	As
	Reported		Restated
	(In thousands)

Cash flows from operating activities:
Net income / (loss)	$(5,700)	$95	$(5,605)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	10,582	-	10,582
Amortization of tenant inducements	(114)	-	(114)
Stock-based compensation expense	8,563	(95)	8,468
Director fees settled with stock	172	-	172
Bad debt expense	259	-	259
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(4,539)	-	(4,539)
Prepaid expenses and other assets	(2,483)	-	(2,483)
Investment credits receivable	(2,055)	-	(2,055)
Accounts payable and accrued liabilities	(3,413)	-	(3,413)
Deferred revenue and customer deposits	12,412	-	12,412

Net cash by provided by operating activities	13,684	-	13,684

Cash flows from investing activities:
Purchases of property and equipment	(5,853)	-	(5,853)
Change in restricted cash	210	-	210
Purchase of investment	(2,498)	-	(2,498)
Acquisition of business, net of cash acquired	(49,646)	-	(49,646)

Net cash used in investing activities	(57,787)	-	(57,787)

Cash flows from financing activities:
Principal payments on capital lease obligations	(344)	-	(344)
Treasury stock acquired to settle employee withholding liability	(791)	-	(791)
Proceeds from stock options, ESPP Shares and warrants exercised	8,221	-	8,221

Net cash provided by financing activities	7,086	-	7,086

Effect of exchange rate changes on cash and cash equivalents	(114)	-	(114)

Decrease in cash and cash equivalents	(37,131)	-	(37,131)
Cash and cash equivalents:
Beginning of period	86,135	-	86,135

End of period	$49,004	$-	$49,004

Supplemental cash flow disclosures:
Cash paid for interest	$33	$-	$33
Cash paid for income taxes	$207	$-	$207
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$2,691	$-	$2,691
Class B common stock exchanged for Class A common stock	$96	$-	$96
Stock and stock options issued in connection with Vurv acquisition	$75,189	$-	$75,189

3. Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) approved new accounting guidance for revenue arrangements that contain multiple components to be delivered to a customer (“deliverable”).  This standard provides guidance for establishing fair value for a deliverable. When vendor-specific objective evidence or third-party evidence of fair value for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price of separate deliverables and allocate consideration for the arrangement using the relative selling price method.  This guidance is effective as of the beginning of an entity’s fiscal year that begins after June 15, 2010. However, early adoption is permitted.  The Company is currently evaluating when the Company will adopt the new guidance.  The Company expects this guidance will have a significant impact on the Company’s revenue recognition policy and financial statements, however, the Company has not determined the impact as of September 30, 2009.

In December 2007, the FASB issued accounting guidance that establishes principles and requirements for how an acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and goodwill in the financial statements of the acquirer. The new guidance also establishes financial statement disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  This guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company adopted the guidance in the beginning of fiscal year 2009 and the adoption did not impact its consolidated financial statements.

In September 2006, the FASB issued accounting guidance that provides enhanced guidance for using fair value to measure assets and liabilities. The guidance also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  The guidance applies whenever other guidance requires or permits assets or liabilities to be measured at fair value. This guidance does not expand the use of fair value in any new circumstances.  The guidance is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued additional guidance that defers the effective date of the fair value guidance previously mentioned for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).  Consistent with the provisions of this guidance, the Company elected to defer the adoption of fair value measurements for non-financial assets and liabilities measured at fair value on a non-recurring basis until January 1, 2009.  The Company adopted the guidance for using fair value measurements of non-financial assets and liabilities in the beginning of fiscal year 2009 and the adoption did not impact its consolidated financial statements.

4. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their nature, duration and short maturities.

5. Stock-Based Plans

The Company issues stock options, restricted stock and performance share awards to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase programs.

Stock-based compensation expense

The Company recognizes the fair value of stock-based compensation in its condensed consolidated financial statements over the requisite service period of the individual grants, which generally is a four year vesting period.  The Company recognizes compensation expense for the stock options, restricted stock awards, performance share awards and Employee Stock Purchase Plan (“ESPP”) purchases on a straight-line basis over the requisite service period. There was no stock-based compensation expense capitalized during the nine months ended September 30, 2009 and 2008. Shares issued as a result of stock option exercises, ESPP purchases, restricted stock awards and performance share awards are issued out of common stock reserved for future issuance under the Company’s stock plans.

The Company recorded stock-based compensation expense in the following expense categories:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
		As restated		As restated
Cost of revenue	$535	$410	$1,355	$1,132
Sales and marketing	846	858	2,178	2,470
Research and development	441	380	1,114	1,071
General and administrative	1,241	1,354	3,518	3,795
Total	$3,063	$3,002	$8,165	$8,468

Stock Options

The Company estimates the fair value of its stock options granted using the Black-Scholes option valuation model. The Company estimates the expected volatility of common stock at the date of grant based on a combination of the Company’s historical volatility and the volatility of comparable companies, consistent with the standards established by the FASB and the SEC. The Company estimates the expected term consistent with the simplified method identified by the SEC. The Company elected to use the simplified method due to a lack of term length data as the Company completed its initial public offering in October 2005 and its options meet the criteria of the “plain-vanilla” options as defined by the SEC. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of employee options. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, the Company amortizes the fair value on a straight-line basis over the requisite service period of the options which is generally four years.

Annualized estimated forfeiture rates based on the Company’s historical turnover rates have been used in calculating the cost of stock options. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

Common Stock Option Plans

At September 30, 2009, 5,221,977 shares were available for future grants under the Company’s 2009 Equity Incentive Plan.

The following table presents a summary of the stock option activity under all stock option plans for the nine months ended September 30, 2009 and related information:

	Number of Options	Weighted - Average Exercise Price
Outstanding — January 1, 2009	3,302,307	$15.23
Granted	63,000	$8.31
Exercised	(31,946)	$5.36
Forfeited	(185,024)	$22.88
Outstanding — March 31, 2009	3,148,337	$14.74
Granted	237,000	$15.56
Exercised	(68,435)	$9.87
Forfeited	(48,198)	$18.98
Outstanding — June 30, 2009	3,268,704	$14.84
Granted	37,000	$18.57
Exercised	(318,540)	$12.28
Forfeited	(38,169)	$16.97
Outstanding — September 30, 2009	2,948,995	$15.14

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2009 was $18.57 and $14.53 per option, respectively.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2009 was $2.3 million and $2.8 million, respectively. As of September 30, 2009, the Company had 2,763,647 options vested or expected to vest over four years with an aggregate intrinsic value of $21.6 million and a weighted average exercise price of $15.06.

The aggregate intrinsic value for options outstanding and exercisable at September 30, 2009 was $15.9 million with a weighted-average remaining contractual life of 6.27 years.

The Company recorded for Class A common stock options, $1.4 million and $4.2 million of compensation expense for the three and nine months ended September 30, 2009, respectively, and recorded $1.8 million and $5.7 million of compensation expense for the three and nine months ended September 30, 2008, respectively.  As of September 30, 2009, unamortized compensation cost was $7.7 million, net of assumed forfeitures.  This cost is expected to be recognized over a weighted-average period of 2.2 years.

On April 17, 2009, 31,360 exercisable options held by terminated employees of the Company were modified to extend their expiration date to May 30, 2009, which was 30 days after the Company became current with its SEC filing requirements.  The modification of these options resulted in an incremental share-based compensation expense of $47,000 during the second quarter of 2009.

Restricted Stock and Performance Shares

The fair value of restricted stock and performance shares is measured based upon the closing Nasdaq Global Market price of the underlying Company stock as of the date of grant. The Company uses historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. Restricted stock and performance share awards are amortized over the vesting period using the straight-line method.  The only performance condition for unvested performance shares outstanding as of September 30, 2009 is continued service to the Company.  Upon vesting, performance share awards convert into an equivalent number of shares of common stock. As of September 30, 2009, unamortized compensation cost was $11.6 million net of assumed forfeitures. This cost is expected to be recognized over a weighted-average period between 2.3 and 3.7 years.

The following table presents a summary of the restricted stock awards and performance share awards for the nine months ended September 30, 2009 and related information:

	Performance	Restricted	Weighted—Average
	Share	Stock	Grant-
	Awards	Awards	Date Fair Value
Repurchasable/nonvested balance — January 1, 2009	39,278	432,710	$18.12
Awarded	643	7,332	$8.01
Released/vested	(3,749)	(39,595)	$13.92
Forfeited/cancelled	-	(1,313)	$24.04
Repurchasable/nonvested balance — March 31, 2009	36,172	399,134	$18.18
Awarded	424,164	259,811	$15.43
Released/vested	(13,672)	(96,197)	$17.44
Forfeited/cancelled	(429)	(2,250)	$19.93
Repurchasable/nonvested balance — June 30, 2009	446,235	560,498	$17.02
Awarded	31,000	3,248	$-
Released/vested	(4,999)	(47,519)	$15.56
Forfeited/cancelled	(5,800)	(375)	$24.04
Repurchasable/nonvested balance — September 30, 2009	466,436	515,852	$17.05

The Company recorded for restricted stock and performance share agreements $1.3 million and $3.3 million of compensation expense for the three and nine months ended September 30, 2009, respectively, and $1.0 million and $2.1 million for the three and nine months ended September 30, 2008, respectively.

Employee Stock Purchase Plan

The Company recorded for the ESPP $0.3 million and $0.6 million of compensation expense for the three and nine months ended September 30, 2009, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2008, respectively. Unamortized compensation cost was $0.1 million as of September 30, 2009. This cost is expected to be recognized over the month ending October 31, 2009.  At September 30, 2009, there were 653,656 shares reserved for future issuance under the Company’s ESPP.

Reserved Shares of Common Stock

On May 28, 2009, the Company’s stockholders approved the adoption of the 2009 Equity Incentive Plan (“EIP”) with a share reserve of 5,200,000.  The 2009 EIP also assumes expired, unexercised options and forfeited or reacquired shares granted under the 1999 Stock Plan, 2004 Stock Plan and the 2005 Stock Plan and is currently the only stock plan used for issuance of future equity awards by the Company.

The Company has reserved the following number of shares of Class A common stock as of September 30, 2009 for the awarding of  future stock options and restricted stock awards, release of outstanding performance share awards, exercise of outstanding stock options and purchases under the ESPP:

Stock Plans	8,652,478
Employee Stock Purchase Plan	653,656
Total	9,306,134

6. Intangible Assets and Goodwill

During the three months ended September 30, 2009, goodwill remained flat, and during the nine months ended September 30, 2009 goodwill decreased by $0.6 million.  As of September 30, 2009, the Company had completed its purchase price allocation related to the Vurv acquisition.  All goodwill is reported in our application services operating segment.

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$11,811	$(6,292)	$5,519	$11,811	$(3,904)	$7,907
Customer relationships	41,297	(12,977)	28,320	41,297	(4,906)	36,391
Trade name and other	308	(185)	123	280	(83)	197
Non-compete agreements	410	(256)	154	410	(103)	307
	$53,826	$(19,710)	$34,116	$53,798	$(8,996)	$44,802

Amortization of intangible assets was $3.6 million and $10.7 million for the three and nine month periods ended September 30, 2009, respectively, and $2.8 million and $3.0 million for the three and nine months ended September 30, 2008, respectively.

The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows:

Estimated Amortization Expense	(In thousands)
Remainder of 2009	$3,572
2010	11,311
2011	6,239
2012	3,736
2013	3,706
Thereafter	5,552
Total	$34,116

7. Income Taxes

For the nine months ended September 30, 2009, the Company recorded an income tax benefit of approximately $0.8 million. The tax provision consists of U.S. state income taxes, foreign income taxes and a $1.3 million tax benefit relating to the 2000 and 2001 Canadian income tax audit settlement.  For the three month period ended September 30, 2009, the Company recorded income tax expense of approximately $0.3 million which consists of U.S. state income taxes and foreign income taxes. The difference between the statutory rate of 34% and the Company’s quarterly effective tax rate ended September 30, 2009 of 42.5% on a loss before income taxes was due primarily to permanent differences related to non-deductible stock compensation expenses, state taxes and the utilization of acquired and operating net operating losses not previously benefited.

        Effective January 1, 2007, the Company adopted the provisions of an accounting standard relating to the timing for recognition of an uncertain tax benefit in the financial statements.  As of September 30, 2009, the Company had uncertain tax benefits of approximately $5.2 million which represents a decrease of $1.4 million from the balance at June 30, 2009.

In December 2008, the Company was notified by the Canada Revenue Agency (“CRA”) of their intention to audit tax years 2003 through 2007.  No proposed assessment notices have been issued with respect to these open tax years.  In June 2009, the Company was issued a notice of assessment by the CRA to increase taxable income by approximately $3.8 million Canadian dollars with respect to its 2002 tax year.  These adjustments relate, principally, to its treatment of Canadian Development Technology Incentives (“CDTI”) tax credits and income and expense allocations recorded between the Company and its Canadian subsidiary.  The Company disagrees with the CRA’s basis for its proposed 2002 adjustments and intends to appeal its decision through applicable administrative and judicial procedures.

There could be a significant impact to the Company’s uncertain tax positions over the next twelve months depending on the outcome of any audit. The Company has recorded income tax reserves believed to be sufficient to cover any potential tax assessments for the open tax years.  In the event the CRA audit results in adjustments that exceed both the Company’s uncertain tax benefits and its available deferred tax assets, the Company’s Canadian subsidiary may become a tax paying entity in 2009 or in a prior year and may be required to pay penalties and interest.  Any such penalties and interest cannot be reasonably estimated at this time.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2009, accrued interest related to uncertain tax positions was less than $0.1 million. As the Company has net operating loss carryforwards for federal and state purposes, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years. With few exceptions, the Company is no longer subject to foreign income tax examinations by tax authorities for years before 2002.

The Company will seek U.S. tax treaty relief through the appropriate Competent Authority tribunals for all settlements entered into with the CRA.  Although the Company believes it has reasonable basis for its tax positions, it is possible an adverse outcome could have a material effect upon its financial condition, operating results or cash flows in a particular quarter or annual period.

8. Commitments and Contingencies

The Company leases certain equipment, internet access services and office facilities under non-cancelable operating leases or long-term agreements.  Commitments to settle contractual obligations in cash under operating leases and other purchase obligations have not changed significantly from the “Commitments and Contingencies” table included in our Annual Report on Form 10-K as amended for the fiscal year ended December 31, 2008, except for the following agreements entered into during the first nine months of 2009:

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

On September 14, 2009, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) to acquire Worldwide Compensation, Inc. (“WWC”), a private company with headquarters in California that provides compensation management solutions.  In accordance with the terms of the Merger Agreement, the Company will pay up to $16 million in cash, subject to adjustment for any outstanding debt, third-party expenses and certain other specified items, in exchange for all of the issued and outstanding capital stock, options and warrants of WWC that the Company does not already own. Fifteen percent (15%) of the consideration will be placed into escrow for one year following the closing to be held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties contained in the Merger Agreement or certain other events.  The acquisition has been approved by both companies’ boards of directors and is subject to customary closing conditions.  The Merger Agreement provides that the closing of the acquisition shall not occur before January 1, 2010 and contains certain termination rights for both the Company and WWC.  Previously, in the third quarter of 2008, the Company made an initial investment of $2.5 million for a 16% equity investment in and an option to purchase WWC at a later date.  In connection with the execution of the Merger Agreement, the Company negotiated more favorable terms than the purchase option and also terminated the purchase option.  Accordingly, we wrote-off the $1.1 million carrying value of the purchase option in the third quarter of 2009.

On September 16, 2009, the Company entered into a lease for office space in the United Kingdom.  The lease has a term of five years, with an option to renew in September 2014 at the then-market rate.  Monthly payments related to this operating lease range from $10,000 to $19,000, with a total payment of 1.0 million for the five year term of the lease.

On July 1, 2008, the Company completed its acquisition of Vurv Technology, Inc. (“Vurv”), now known as Vurv Technology LLC.  On July 10, 2009, the Company informed the former Vurv stockholders of indemnification claims against the 0.5 million shares in escrow for losses incurred by the Company as a result of certain breaches of the representations and warranties contained in the Agreement and Plan of Reorganization.  The Company requested approximately 238,000 shares be released to the Company to cover such losses and approximately 240,000 shares be released to the former Vurv stockholders.  While the Company believes it has a valid claim against the 238,000 shares that remain in escrow, the former Vurv stockholders have objected to all of the Company’s escrow claims and the outcome of these claims is uncertain. The Company may not recover any of the amounts claimed.  As of September 30, 2009, the Company remained in negotiations with the former Vurv stockholders.

Litigation

          Kenexa Litigations -   Kenexa BrassRing, Inc., (“Kenexa”) filed suit against the Company in the United States District Court for the District of Delaware on August 27, 2007.  Kenexa alleges that the Company infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining the Company from further infringement.  The Company answered Kenexa’s complaint on January 28, 2008.  On May 9, 2008, Kenexa filed a similar lawsuit against Vurv Technology, Inc. (now known as Vurv Technology LLC) (“Vurv”)) in the United States District Court for the District of Delaware, alleging that Vurv has infringed Patent Nos. 5,999,939 and 6,996,561, and seeking monetary damages and an order enjoining further infringement.  Vurv answered Kenexa’s complaint on May 29, 2008. The Company acquired Vurv on July 1, 2008.  The Company’s management has reviewed these matters and believes that neither the Company’s nor Vurv’s software products infringe any valid and enforceable claim of the asserted patents.  The Company has engaged in settlement discussions with Kenexa, but no settlement agreement has been reached.  Litigation is ongoing with respect to these matters.

         On June 30, 2008, the Company filed a reexamination request with the United States Patent and Trademark Office (“USPTO”), seeking reconsideration of the validity of Patent No. 6,996,561 based on prior art that the Company presented with the Company’s reexamination request.  Finding that the Company’s reexamination request raised a “substantial new question of patentability,” the USPTO ordered reexamination of Patent No. 6,996,561 on September 5, 2008.  On November 13, 2008, the USPTO issued an office action rejecting all of the claims of Patent No. 6,996,561 because they are either anticipated by or unpatentable over the prior art.  After comments by both parties to the reexamination, on June 4, 2009 the USPTO issued a subsequent action standing by its determination that certain claims of Patent No. 6,996,561 are unpatentable, but indicating patentability of other claims.  Both parties have since provided additional comments on this subsequent action and are awaiting a further action from the USPTO.  Both parties will have an opportunity to appeal any further determination to the Board of Patent Appeals and Interferences.  Accordingly, the USPTO’s reexamination of Patent No. 6,996,561 is ongoing.

          In a separate action filed on June 25, 2008 in the United States District Court for the District of Delaware, Kenexa’s parent, Kenexa Technology, Inc. (“Kenexa Technology”), asserted claims against the Company for tortious interference with contract, unfair competition, unfair trade practices, and unjust enrichment arising from the Company’s refusal to allow Kenexa Technology employees to access and use the Company’s proprietary applications to provide outsourcing services to a Taleo customer.  Kenexa Technology seeks monetary damages and injunctive relief.  The Company answered Kenexa Technology’s complaint on July 23, 2008.  On October 16, 2008, the Company amended its answer and filed counterclaims against Kenexa Technology, alleging copyright infringement, misappropriation of trade secrets, interference with contractual relations, and unfair competition arising from Kenexa’s unauthorized access and use of the Taleo products in the course of providing outsourcing services to the Company’s customers, and seeking declaratory judgment, monetary damages, and injunctive relief.  The Company filed a motion to dismiss Kenexa’s claims on July 21, 2009 and a motion for preliminary injunction to enjoin Kenexa employees from accessing the Company's solutions deployed at joint customers of both companies on July 22, 2009.  These motions are pending before the Court and this matter is ongoing.

          On November 7, 2008, Vurv sued Kenexa, Kenexa Technology, and two of Vurv’s former employees (who now work for Kenexa and/or Kenexa Technology) in the United States District Court for the Northern District of Georgia.  In this action, Vurv asserts claims for breach of contract, computer theft, misappropriation of trade secrets, tortious interference, computer fraud and abuse, and civil conspiracy.  The defendants answered Vurv’s complaint on December 12, 2008 without asserting any counterclaims.  This matter is ongoing.

          On July 17, 2009, Kenexa and Kenexa Recruiter (together, the “Kenexa Plaintiffs”) filed suit against Taleo, a current Taleo employee and a former Taleo employee in Massachusetts Superior Court (Middlesex County).  The Kenexa Plaintiffs amended the complaint on August 27, 2009 and added Vurv Technology LLC, two former employees of Taleo and two current employees of Taleo.  The Kenexa Plaintiffs assert claims for breach of contract and the implied covenant of good faith and fair dealing, unfair trade practices, computer theft, misappropriation of trade secrets, tortious interference, unfair competition, unjust enrichment, computer fraud and abuse.  Vurv removed the complaint to the United States District Court for the District of Massachusetts and Taleo and Vurv, along with two other defendants, answered the complaint on October 5, 2009.  Additionally, four other defendants (current and former employees of Taleo) moved to dismiss for lack of jurisdiction on October 5 and October 26, 2009.  These motions are pending before the court and the matter is ongoing.

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

9. Net Loss Per Share

For the three and nine months ended September 30, 2009, the Company had net losses of $(1.1) million and $(3.3) million, respectively.  During the three and nine months ended September 30, 2008, the Company had net losses of $(5.9) million and $(5.6) million, respectively. Diluted net income per share is calculated based on outstanding Class A common stock, stock options, ESPP shares and exchangeable shares. Exchangeable shares are represented by shares of Class B common stock. Each exchangeable share was convertible into one share of Class A common stock.  Therefore, exchangeable shares are included in the calculation of fully diluted earnings per share during periods in which the Company had net income.  No exchangeable shares were outstanding during the three and nine months ended September 30, 2009.

For the three and nine months ended September 30, 2009, antidilutive securities, consisting of stock options, unvested restricted stock and unvested restricted stock units aggregated on a weighted average share basis to 3,014,388 and 1,807,486, respectively, were not included in the diluted net income per share calculation. For the three and nine months ended September 30, 2008, antidilutive securities, consisting of stock options, unvested restricted stock and unvested restricted stock units aggregated on a weighted average share basis to 3,879,979 and 3,609,565, respectively, were not included in the diluted net income per share calculation.

Allocation on net loss is as follows:

	Three Months Ended September 30,
	2009		2008
	Class A	Class B	Class A	Class B
	Common	Common(1)	Common	Common(1)
	(In thousands, except per share data)
			As restated
Allocation of net loss	$(1,102)	$-	$(5,906)	$-
Weighted-average shares outstanding — basic and diluted	30,883	-	29,388	462
Net loss per share — basic and diluted	$(0.04)	$-	$(0.20)	$-

	Nine Months Ended September 30,
	2009		2008
	Class A	Class B	Class A	Class B
	Common	Common(1)	Common	Common(1)
	(In thousands, except per share data)
			As restated
Allocation of net loss	$(3,300)	$-	$(5,605)	$-
Weighted-average shares outstanding — basic and diluted	30,540	-	26,818	495
Net loss per share — basic and diluted	$(0.11)	$-	$(0.21)	$-

(1)	Class B common stock is non-participating in periods of net income or net losses and as a result has no attribution of earnings or losses for the purposes of calculating earnings per share.

Effective for interim and annual periods beginning after December 15, 2008, and applied retrospectively, the FASB issued an accounting standard that requires use of the two-class method to calculate earnings per share when non-vested restricted stock awards are eligible to receive dividends (i.e., participating securities), even if the Company does not intend to declare dividends. Although the Company’s unvested restricted stock awards are eligible to receive dividends, they are not significant as compared with total weighted average diluted shares outstanding and there is no impact on the Company’s earnings per share calculation in applying the two-class method.

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

The following table presents a summary of operating segments:

	Application	Consulting	Total
	(In thousands)
Three Months Ended September 30, 2009:
Revenue	$44,870	$5,866	$50,736
Contribution margin(1)	$25,605	$(337)	$25,268
Three Months Ended September 30, 2008
Revenue	$37,469	$9,177	$46,646

	As restated	As restated	As restated
Contribution margin(1)	$19,159	$1,932	$21,091

	Application	Consulting	Total
	(In thousands)
Nine Months Ended September 30, 2009:
Revenue	$128,988	$18,924	$147,912
Contribution margin(1)	$71,949	$166	$72,115
Nine Months Ended September 30, 2008
Revenue	$98,362	$22,015	$120,377

	As restated	As restated	As restated
Contribution margin(1)	$52,893	$3,408	$56,301

(1) The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Profit Reconciliation:

	Three Months Ended September 30,		Nine Months Ended Sepetmber 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
		As restated		As restated
Contribution margin for operating segments	$25,268	$21,091	$72,115	$56,301
Sales and marketing	(16,481)	(15,879)	(49,536)	(38,471)
General and administrative	(8,486)	(9,430)	(25,742)	(23,147)
Restructuring and severance expense	-	(1,330)	-	(1,611)
Interest and other income, net	(1,074)	203	(968)	1,412
Loss before provision for / (benefit from) income taxes	$(773)	$(5,345)	$(4,131)	$(5,516)

Geographic Information:

Revenue attributed to a country or region includes sales to multinational organizations and is based on the country of location of the legal entity that is the contracting party for the Company. The Company’s U.S. entity is the contracting party for all sales agreements in the United States and the Company’s Canadian entity is the contracting party for all Taleo Enterprise sales agreements in Canada. Prior to January 1, 2005, certain of the Company’s subsidiaries outside of North America were the contracting parties for sales transactions within their regions. After January 1, 2005, the Company’s U.S. entity has been the contracting party for all new sales agreements and renewals of existing sales agreements entered into with customers outside of North America. While Vurv generally contracted with customers outside of the U.S. via a local subsidiary, renewals of such existing agreements going forward will be with a U.S. entity.  Accordingly, the geographic mix of total revenue identified to our subsidiaries outside of North America should decline.  Revenues as a percentage of total revenues based on the country of location of the Company’s contracting entity are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	96%	95%	96%	94%
Canada	4%	4%	4%	5%
Rest of the world	0%	1%	0%	1%
	100%	100%	100%	100%

The geographic mix of application services revenue based on the location of the customer’s contracting entity in the three and nine months ended September 30, 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	96%	95%	96%	94%
Canada	4%	4%	4%	5%
Rest of the world	0%	1%	0%	1%
	100%	100%	100%	100%

During the three and nine months ended September 30, 2009 and 2008, there were no customers that individually represented greater than 10% of the Company’s total revenue or accounts receivable, respectively.

11. Comprehensive Loss

Comprehensive loss, net of income taxes, includes foreign currency transaction gains and losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
		As restated		As restated
Net loss	$(1,102)	$(5,906)	$(3,300)	$(5,605)
Net foreign currency transaction gain / (loss)	897	(221)	1,589	(451)
Comprehensive loss	$(205)	$(6,127)	$(1,711)	$(6,056)

12. Restructuring, Severance and Exit Costs

Restructuring

During the second quarter of 2008, the Company initiated a restructuring plan (the “Plan”) to reorganize the Company as a result of the Vurv acquisition.  The Plan was completed in the fourth quarter of 2008 and resulted in the termination of approximately 34 persons throughout the organization and the closure of certain U.S. and international facilities. During the nine months ended September 30, 2009, the Company incurred no restructuring expense.

At September 30, 2009, the Company had no future liability related to restructuring charges in its condensed consolidated balance sheet. In accordance with the FASB standard, the Company records a liability for restructuring costs in its financial statements when it has a payment obligation to an employee or external party.

	Severance	Facility closure	Total liability
Restructuring expense	(In thousands)
Liability at January 1, 2009	$ 271	$ -	$ 271
Cash payments in the first quarter of 2009	(271)	-	(271)
Liability at September 30, 2009	$ -	$ -	$ -

Exit Costs –San Francisco Lease

During July 2006, the Company moved its corporate offices from San Francisco, California to Dublin, California. As a result of this relocation, the Company has recorded a provision for the exit from the San Francisco facility.  As a part of this provision, the Company has taken into account that on October 19, 2006, it entered into an agreement to sublease its San Francisco facility, consisting of approximately 12,000 square feet.  The total cost associated with the exit from the San Francisco facility was $0.4 million.   As of September 30, 2009, the sublease and lease had expired and no future cash payments remain to be made related to this lease.  Additionally, no expense was recorded for the San Francisco facility during the nine months ended September 30, 2009.

	Lease payments	Sublease rental income	Net liability
Liability for the Remaining Net Lease Payments for the San Francisco Facility	(In thousands)
Liability at January 1, 2009	$227	$(170)	$57
Cash receipts / (payments)	(97)	73	(24)
Liability at March 31, 2009	130	(97)	33
Cash receipts / (payments)	(97)	73	(24)
Liability at June 30, 2009	33	(24)	9
Cash receipts / (payments)	(33)	24	(9)
Liability at September 30, 2009	$-	$-	$-

13. Subsequent Events

On October 28, 2009, The Company filed a Registration Statement on Form S-1 in connection with a proposed public offering of 6.5 million shares of its Class A common stock.  The underwriters will have an option to purchase a maximum of 975,000 additional shares of Class A common stock to cover over-allotments of shares.

The Company has evaluated subsequent events through November 1, 2009, the date the Company filed its Form 10-Q for the quarter ended September 30, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, cost of revenue, tax and accounting estimates, cash, cash equivalents and cash provided by operating activities, the demand and expansion opportunities for our products, our customer base, our competitive position, our proposed public offering of shares of our Class A common stock, and the impact of the current economic environment on our business. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” or included elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K, as amended, for the fiscal  year ended December 31, 2008. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Restatement of Condensed Consolidated Financial Statements

We have restated our audited condensed consolidated balance sheet as of December 31, 2008, the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2008, and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2008, including applicable notes as reflected in this Form 10-Q to reflect our restatement. For additional information about the restatement, please see Note 2 to the Condensed Consolidated Financial Statements, “Restatement of Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Overview

We are a leading global provider of on-demand unified talent management software solutions. We offer recruiting, performance management, compensation management, internal mobility and other talent management solutions that help our customers attract and retain high quality talent, more effectively match workers’ skills to business needs, reduce the time and costs associated with manual and inconsistent processes, ease the burden of regulatory compliance, and increase workforce productivity through better alignment of workers’ goals and career plans with corporate objectives.

We offer two suites of talent management solutions: Taleo Enterprise and Taleo Business Edition. Taleo Enterprise is designed for larger, more complex organizations. Taleo Business Edition is designed for smaller, less complex organizations, standalone departments and divisions of larger organizations, and staffing companies.  Our revenue is primarily earned through subscription fees charged for accessing and using these solutions. Our customers generally pay us in advance for their use of our solutions, and we use these cash receipts to fund our operations. Our customers generally pay us on a quarterly or annual basis.

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

However, if general economic conditions worsen or fail to improve, we will likely continue to experience the conditions that began in the first quarter of 2008 of increased delays in our sales cycles and increased pressure from prospective customers to offer discounts higher than our historical practices. Additionally, while our renewal rates on a dollar-for-dollar basis in the first nine months of 2009 were strong, we may experience increased pressure from existing customers to renew expiring software subscriptions agreements at lower rates, and certain of our customers may attempt to negotiate lower software subscription fees for existing arrangements because of downturns in their businesses. Additionally, certain of our customers have become or may become bankrupt or insolvent as a result of the current economic downturn.  To date, we have not been negatively impacted in a material way by customer bankruptcies but if a significant customer were to declare bankruptcy, we could lose all revenue from such customer or payments might be delayed during bankruptcy proceedings.

On September 14, 2009, we entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) to acquire Worldwide Compensation, Inc. (“WWC”), a private company with headquarters in California that provides compensation management solutions.  In accordance with the terms of the Merger Agreement, we will pay up to $16 million in cash, subject to adjustment for any outstanding debt, third-party expenses and certain other specified items, in exchange for all of the issued and outstanding capital stock, options and warrants of WWC that we do not already own. Fifteen percent (15%) of the consideration will be placed into escrow for one year following the closing to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties contained in the Merger Agreement or certain other events.  The acquisition has been approved by both companies’ boards of directors and is subject to customary closing conditions.  The Merger Agreement provides that the closing of the acquisition shall not occur before January 1, 2010.  The Merger Agreement contains certain termination rights for both us and WWC.  Previously, in the third quarter of 2008, we made an initial investment of $2.5 million for a 16% equity investment in and an option to purchase WWC at a later date.  In connection with the execution of the Merger Agreement, we negotiated more favorable terms than the purchase option and also terminated the purchase option.  Accordingly, we wrote-off the $1.1 million carrying value of the purchase option in the third quarter of 2009.

In July 2008, we acquired Vurv Technology, Inc. (“Vurv”), a provider of on demand talent management software.  The Vurv acquisition provided new customer relationships and intellectual property.  This acquisition also had a significant impact on revenue and expenses.

Sources of Revenue

     We derive our revenue from two sources: application revenue and consulting revenue.

Application Revenue

 Application revenue generally consists of subscription fees from customers accessing our applications, which includes the use of application, data hosting, and maintenance of the application. The majority of our application subscription revenue is recognized ratably on a monthly basis over the life of the application agreement, based on a stated, fixed-dollar amount. The majority of our application revenue in any quarter comes from transactions entered into in previous quarters.  Revenue associated with our Taleo Contingent solution was recognized based on a fixed contract percentage of the dollar amount invoiced for contingent labor through use of the application. Effective March 2007, we ceased entering into agreements to provide time and expense processing as a component of our Taleo Contingent solution. As a result, Taleo Contingent time and expense processing activity declined in 2007 and ended during the three months ended June 30, 2008.

The term of our application agreements signed with new customers purchasing Taleo Enterprise in the third quarters of 2009 and 2008 was typically three or more years. The term of application agreements for new customers purchasing Taleo Business Edition in the third quarters of 2009 and 2008 was typically one year. Application agreements entered into during the three and nine months ended September 30, 2009 and 2008 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations.

Consulting Revenue

Consulting revenue primarily consists of fees associated with application configuration, integration, business process re-engineering, change management, and education and training services. From time to time, certain of our consulting projects are subcontracted to third parties. Our customers may also elect to use unrelated third parties for the types of consulting services that we offer. Our typical consulting contract provides for payment within 30 to 60 days of the customer’s receipt of invoice.

Our consulting revenue comes from two kinds of engagements: standalone consulting engagements which are not associated with new product implementations and bundled consulting engagements which are associated with new product implementations.   Standalone consulting engagement revenue is generally recognized when the services are performed, while bundled consulting engagement revenue is generally recognized ratably over the term of the associated application services term with a significant portion of revenue deferred to periods beyond the period in which services were performed.  As a result, consulting revenue recognized in a quarter may vary significantly depending on the mix of standalone and bundled engagements within the current and previous quarters.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of application revenue primarily consists of expenses related to hosting our application and providing support, including employee-related costs, depreciation expense associated with computer equipment and amortization of intangibles from acquisitions. We allocate overhead such as rent and occupancy charges, information system cost, employee benefit costs and depreciation expense to all departments based on employee count. As such, overhead expenses are reflected in each cost of revenue and operating expense category. We currently deliver our solutions from ten data centers that host the applications for all of our customers.  In the fourth quarter of 2009, we expect to consolidate two of our data centers into existing data centers to reduce future cost.

Cost of consulting revenue consists primarily of employee-related costs associated with these services and allocated overhead. The cost associated with providing consulting services is significantly higher as a percentage of revenue than for our application revenue, primarily due to labor costs. We also subcontract to third parties for a portion of our consulting business.  We recognize expenses related to our consulting services in the period in which the expenses are incurred.  To the extent that our customer base grows, we intend to continue to invest additional resources in our consulting services. The timing of these additional expenses could affect our cost of revenue, both in dollar amount and as a percentage of revenue, in a particular quarterly or annual period.

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

Due to an error identified in stock-based compensation expense as described in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements “Restatement of Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q, we changed our estimates for stock-based compensation expense.  There have been no other significant changes in our critical accounting policies and estimates during the first nine months of 2009 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 2008.

Results of Operations

The following tables set forth certain unaudited condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Condensed Consolidated Statement of Operations Data:
Revenue:
Application	88%	80%	87%	82%
Consulting	12%	20%	13%	18%
Total revenue	100%	100%	100%	100%
Cost of revenue (as a percent of related revenue):
Application	24%	26%	24%	23%
Consulting	106%	79%	99%	85%
Total cost of revenue	33%	37%	34%	34%
Gross profit	67%	63%	66%	66%
Operating expenses:
Sales and marketing	32%	34%	33%	32%
Research and development	17%	18%	18%	19%
General and administrative	17%	20%	17%	19%
Restructuring and severance expense	0%	3%	0%	1%
Total operating expenses	66%	75%	68%	72%
Operating income / (loss)	1%	-12%	-2%	-6%
Other income (expense):
Interest income	0%	1%	0%	1%
Interest expense	0%	0%	0%	0%
Investment purchase option write-off	-2%	0%	-1%	0%
Total other income, net	-2%	0%	-1%	1%
Loss before provision / (benefit) for income taxes	-2%	-11%	-3%	-5%
Provision / (benefit) for income taxes	1%	1%	-1%	0%
Net loss	-2%	-13%	-2%	-5%

Comparison of the Three and Nine Months Ended September 30, 2009 and 2008

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(In thousands)				(In thousands)
Application revenue	$44,870	$37,469	$7,401	20%	$128,988	$98,362	$30,626	31%
Consulting revenue	5,866	9,177	(3,311)	-36%	18,924	22,015	(3,091)	-14%
Total revenue	$50,736	$46,646	$4,090	9%	$147,912	$120,377	$27,535	23%

Application revenue increased due to successful renewals of existing customers, sales to new customers, sales of additional applications and broader roll out of our applications by existing customers, and the addition of customers through our acquisition of Vurv on July 1, 2008.   Application revenue from our products for larger more complex organizations increased by $6.9 million and $26.3 million for the three and nine months ended September 30, 2009, respectively. Application revenue from small business product lines increased by $0.5 million and $4.3 million for the three and nine months ended September 30, 2009, respectively.  Application product revenue for the nine months ended September 30, 2009 includes legacy Vurv customer revenue for the entire period.  Application product revenue for the nine months ended September 30, 2008 includes legacy Vurv customer revenue only after the acquisition date of July 1, 2008. The difference amounts to approximately $13.3 million.    During the nine months ended September 30, 2009, new sales of our products for smaller, less complex organizations were more negatively affected by the economic downturn than new sales of our product for larger, more complex organizations.  Our list prices for application services have remained relatively consistent on a year-over-year basis, and renewals of application services for larger more complex organization, on a dollar-for-dollar basis, remained strong at greater than 95%.  For the remainder of 2009, we expect to see renewals in the same percentage range, but unexpected events, such as bankruptcy filings within our customer base, may negatively impact our renewal trends. We expect total application revenue in the fourth quarter to remain consistent with the application revenue in three months ended September 30, 2009.

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

 For the three and nine months ended September 30, 2009, consulting revenue decreased due to a  decrease in standalone consulting engagements, where revenue is recognized as the consulting services are performed, compared to the same period in 2008, and a reduction in consulting services for legacy Vurv products.   During the third quarter of 2009, consulting services revenue for legacy Vurv engagements decreased significantly compared to the same period in the prior year as we have completed the consulting engagements assumed in connection with the July 2008 acquisition of Vurv.  We have entered into a very limited number of new consulting agreements related to legacy Vurv products since we no longer sell those products.  We expect total consulting revenue to remain flat over the remainder of the year.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(In thousands)				(In thousands)
Cost of revenue - application	$10,599	$9,866	$733	7%	$30,901	$22,521	$8,380	37%
Cost of revenue - consulting	6,203	7,245	(1,042)	-14%	18,758	18,607	151	1%
Cost of revenue - total	$16,802	$17,111	$(309)	-2%	$49,659	$41,128	$8,531	21%

Cost of revenue – application- summary of changes

	Change from 2008 to 2009
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Employee-related costs	$(117)	$1,976
Hosting facility cost	1,004	3,715
Depreciation and amortizaton	(38)	1,526
Various other expense	(116)	1,162
	$733	$8,379

During the three and nine months ended September 30, 2009, the increase in cost of application revenue was primarily driven by an increase in hosting facility expenses.  Hosting facility expenses increased primarily due to the opening of our production data center in Amsterdam in the fourth quarter of 2008.  For the nine months ended September 30, 2009, we also incurred additional hosting facility costs, including third-party software costs, internet bandwidth costs, depreciation and other costs associated with legacy Vurv hosting facilities added July 1, 2008, as compared to the same period in 2008.   Our net headcount increased by 16 persons as compared to the same quarter in the prior year as we added customer service and technical support to meet our customers’ needs.  Additionally, for the nine months ended September 30, 2009, we incurred additional amortization expenses attributable to the amortization of intangible assets obtained from the acquisition of Vurv as compared to the same period in 2008.  We expect cost of application revenue to increase slightly in terms of absolute dollars for the remainder of the year.

Cost of revenue – consulting - summary of changes
	Change from 2008 to 2009
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Employee-related costs	$(114)	$819
Professional services	(657)	(583)
Travel and entertainment	(224)	(400)
Various other expense	(47)	316
	$(1,042)	$152

Expenses associated with delivering consulting services are generally recognized as incurred when the services are performed.  During the three months ended September 30, 2009, cost of consulting revenue decreased primarily due to a reduction in outsourced consulting services and a reduction in employee-related cost.  In the past, we have outsourced a portion of consulting services engagements to third-party providers however, as a result of the overall decrease in demand for consulting services during 2009, our need for these third-party providers has decreased as well.  This decrease was partially offset by an increase in need for outsourced consulting services to convert legacy Vurv customers to Taleo products.  Additionally, employee headcount decreased during the three months ended September 30, 2009 due to a decrease in demand for consulting services.  During the nine months ended September 30, 2009, cost of consulting revenue increased due to employee-related costs associated with a net headcount increase of 30 persons as a result of the July 2008 Vurv acquisition which increased costs in the first six months of 2009 compared to same period in 2008.  This increase was offset by the net decrease in professional services cost due to a decrease in the demand for consulting services in 2009.  We expect cost of consulting revenue to remain flat in absolute dollars for the remainder of the year.

Gross Profit and Gross Profit Percentage
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(In thousands)				(In thousands)
Gross profit
Gross profit — application	$34,271	$27,603	$6,668	24%	$98,087	$75,841	$22,246	29%
Gross profit — consulting	(337)	1,932	(2,269)	-117%	166	3,408	(3,242)	-95%
Gross profit — total	$33,934	$29,535	$4,399	15%	$98,253	$79,249	$19,004	24%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% change	2009	2008	% change
Gross profit percentage
Gross profit percentage — application	76%	74%	2%	76%	77%	-1%
Gross profit percentage — consulting	-6%	21%	-27%	1%	15%	-14%
Gross profit percentage — total	67%	63%	4%	66%	66%	0%

Gross profit – application

The higher gross profit percentage on application revenue during the three months ended September 30, 2009 compared to the same period in 2008 resulted from an overall increase in application revenue.  The decrease in gross profit during the nine months ended September 30, 2009 compared to the same periods in 2008 was driven predominantly by increased hosting costs associated with increasing the scalability of the existing Taleo hosting environment and incremental hosting costs as a result of the Vurv acquisition.  Additionally, Vurv’s gross profit percentage on application revenue was lower than Taleo’s on a standalone basis and as a result negatively impacted the consolidated gross profit percentage on application revenue for the nine months ended September 30, 2009.  Gross profit was further reduced by additional costs incurred to improve the quality of our customer service and amortization of intangibles associated with the acquisition of Vurv.

Gross profit – consulting

For services performed on new product implementations, revenue is generally recognized ratably over the term of the associated application services agreement with a significant portion of revenue deferred to periods beyond the period in which services were performed. We generally recognize revenue for services performed on stand-alone consulting engagements as the services are performed. Expenses associated with delivering these services are recognized as incurred when the services are performed.  The difference of the timing of revenue recognition compared to the timing of recognizing expenses as performed can cause fluctuations in gross profit for consulting services.

The lower gross profit percentage on consulting revenue in the three and nine months ended September 30, 2009 compared to the same periods in 2008 resulted from a reduction in standalone consulting engagements, where revenue and the related expenses are typically recognized in the same period. There was also an increase in cost of consulting revenue resulting from increased headcount and various other expenses compared to the same periods in 2008.  Gross profit on consulting was negative for the three months ended September 30, 2009 due to a reduction in revenue related to legacy Vurv consulting engagements, a reduction in stand-alone consulting engagements, and deferral of revenue related to certain bundled agreements being deferred to future periods while the related expenses are reflected in the current period.  In future periods, gross margins on consulting will be positively affected by the recognition of previously deferred revenue with no related expense.

Operating expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(In thousands)				(In thousands)
Sales and marketing	$16,481	15,879	$602	4%	$49,536	$38,471	$11,065	29%
Research and development	8,666	8,444	222	3%	26,138	22,948	3,190	14%
General and administrative	8,486	9,430	(944)	-10%	25,742	23,147	2,595	11%
Restructuring and severance expense	-	1,330	(1,330)	*	-	1,611	(1,611)	*
Total operating expenses	$33,633	$35,083	$(1,450)		$101,416	$86,177	$15,239

* not meaningful

Sales and marketing- summary of changes
	Change from 2008 to 2009
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Amortization	$777	$6,373
Employee-related costs	20	2,523
Marketing expenses	(95)	1,335
Various other expense	(100)	834
	$602	$11,065

During the three and nine months ended September 30, 2009, the increase in sales and marketing expense was primarily driven by an increase in amortization expenses attributable to the amortization of intangible assets obtained from the acquisition of Vurv.  Employee-related expenses increased due to a net headcount increase of 16 persons as compared to the same period in the prior year and marketing expenditures (including travel) related to tradeshows and demand generation efforts primarily related to our Taleo Business Edition product.  Additionally, during the three months ended September 30, 2009, various other expenses decreased due to overall cost management in all areas.  These savings were offset by increases during the nine months ended September 30, 2009 as a result of the acquisition of Vurv and the overall expansion of our operations.  We expect sales and marketing cost to remain constant in terms of dollars for the remainder of the year.

Research and development– summary of changes
	Change from 2008 to 2009
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Employee-related costs	$476	$2,857
Software support	(16)	(359)
Various other expense	(238)	692
	$222	$3,190

During the three and nine months ended September 30, 2009, the increase in research and development expense was primarily driven by a net headcount increase of 41 persons as compared to the same period in the prior year.  These research and development cost increases were partially offset by cost savings resulting from product release costs incurred in the first half of 2008, but not in the first half of 2009.  Also, during the nine months ended September 30, 2009, research and development expenses were favorably affected due to the positive impact of foreign currency movements against the U.S. dollar.  Additionally, various other expenses decreased due to cost management in all areas.  These savings were offset by cost increases during the nine months ended September 30, 2009 as a result of the acquisition of Vurv and the overall expansion of our operations..  We expect research and development cost to increase in absolute dollars for the remainder of the year.

General and administrative– summary of changes

	Change from 2008 to 2009
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Employee-related costs	$434	$1,363
Consultants / temporary help	(83)	748
Audit	(411)	(471)
Bad debt reserve	17	446
Foreign currency (gain) / loss	(439)	291
Various other expense	(462)	218
	$(944)	$2,595

   During the three months ended September 30, 2009, the net decrease in general and administrative expenses resulted from cost management initiatives implemented during the quarter which offset year over year increases in employee-related costs from additional headcount added in 2009.  In the nine months ended September 30, 2009,  the net increase in general and administrative expense was primarily driven by a net headcount increase of 6 persons as compared to the same quarter in the prior year, partially offset by a reduction in share-based compensation due to the vesting of options granted to senior management.  The outside consulting and temporary help expense decreased during the three months ended September 30, 2009 as we reduced outsourced services during the period.  These costs increased during the nine months ended September 30, 2009 resulting from the evaluation of our historical revenue practices associated with the restatement reflected in our annual report on Form 10-K for the period ended December 31, 2008 filed on April 30, 2009.  Audit fees decreased during the three and nine months ended September 30, 2009 primarily due to a change in the methodology for recording fees associated with the annual audit.  In prior years, we recognized annual audit fees ratably over the year but we now record the expense in the quarter in which the work is performed. Additionally annual audit fees decreased for 2009. These decreases were partially offset by audit fees related to the evaluation of our historical revenue practices associated with the restatement reflected in our annual report on Form 10-K for the period ended December 31, 2008 filed April 30, 2009.  For the nine months ended September 30, 2009, bad debt expense increased primarily from at-risk receivables associated with legacy Vurv customers.  Various other expenses decreased primarily from cost management during the quarter.  These savings were offset during the nine months ended September 30, 2009 due to new headcount and expansion of our operations including the acquisition of Vurv on July 1, 2008.   We expect general and administrative cost to increase in absolute dollars for the remainder of the year.

Contribution Margin – Operating Segments

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(In thousands)				(In thousands)
Contribution Margin (1)
Contribution margin — application	$25,605	$19,159	$6,446	34%	$71,949	$52,893	$19,056	36%
Contribution margin — consulting	(337)	1,932	(2,269)	-117%	166	3,408	(3,242)	-95%
Contribution margin — total	$25,268	$21,091	$4,177	20%	$72,115	$56,301	$15,814	28%

(1) The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Application contribution margin increased primarily due to an increase in revenue.  This increase was offset by an increased hosting cost and an increase in product development expenses.  The explanation for the change in consulting contribution margin is consistent with the explanation for the change in consulting gross profit.

Other income (expense)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(In thousands)				(In thousands)
Interest income	$52	$261	$(209)	-80%	$246	$1,556	$(1,310)	-84%
Interest expense	(42)	(58)	16	-28%	(130)	(144)	14	-10%
Investment purchase option write-off	(1,084)	-	(1,084)	*	(1,084)	-	(1,084)	*
Total other income, net	$(1,074)	$203	$(1,277)	-629%	$(968)	$1,412	$(2,380)	-169%

Interest income and interest expense

      Interest income — The decrease in interest income is primarily attributable to a reduction in the overall cash balance resulting from the acquisition of Vurv in July 2008 and a lower average interest rate during 2009 compared to the same prior year.

   Interest expense — There was no significant change in interest expense during the three and nine months ended September 30, 2009 compared to the same period in the prior year.

Investment purchase option write-off - On September 14, 2009, we entered into the Merger Agreement to acquire the outstanding capital stock, options and warrants of WWC that we do not already own.  The Merger Agreement contains certain termination rights for both us and WWC.  Previously, in the third quarter of 2008, we made an initial investment of $2.5 million for a 16% equity investment in and an option to purchase WWC at a later date.  In connection with the execution of the Merger Agreement, we negotiated more favorable terms than the purchase option and also terminated the purchase option.  Accordingly, we wrote-off the $1.1 million carrying value of the purchase option in the third quarter of 2009.

Provision / benefit for income taxes

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(In thousands)				(In thousands)
Provision / (benefit) for income taxes	$329	$561	$(232)	-41%	$(831)	$89	$(920)	-1034%

The increase in income tax benefit for the nine month period ended September 30, 2009 is due principally to the 2000 and 2001 Canadian income tax audit settlement which resulted in a tax benefit of approximately $1.3 million.  The difference between the statutory rate of 34% and the Company’s quarterly effective tax rate ended September 30, 2009 of 42.5% on a loss before income taxes was due primarily to permanent differences related to non-deductible stock compensation expenses, state taxes and the utilization of acquired and operating net operating losses not previously benefited.

At September 30, 2009, we continue to maintain a valuation allowance against our remaining U.S. deferred tax assets since it was determined to be more likely than not these assets would not be realized. If, based on the operating results of 2009 and a review of the realizability of our deferred tax assets, we were to conclude that some or all of our deferred tax asset valuation allowance was not required, this would likely have a material impact on our financial results in the form of a benefit to the income tax rate.  However, there can be no assurance that any reduction of our valuation allowance will actually occur until all requirements are achieved.

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

 Liquidity and Capital Resources

At September 30, 2009, our principal source of liquidity was a net working capital balance of $46.7 million, including cash and cash equivalents totaling $76.5 million.

	Nine Months Ended
	September 30,
	2009	2008	$ change	% change
	(In thousands)
Cash provided by operating activities	$30,051	$13,684	$16,367	120%
Cash used in investing activities	(7,510)	(57,787)	50,277	-87%
Cash provided by financing activities	3,786	7,086	(3,300)	-47%

Net cash provided by operating activities was $30.1 million for the nine months ended September 30, 2009 compared to $13.7 million for the nine months ended September 30, 2008. Consistent with prior periods, cash provided by operating activities has historically been affected by revenues, changes in working capital accounts, particularly changes in deferred revenue, customer deposits and add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Specifically, stock-based compensation expense for the nine months ended September 30, 2009 was $8.2 million versus $8.5 million during the nine months ended September 30, 2008. This decrease resulted from fully vested, fully amortized stock options, which are no longer expensed in 2009 offset by incremental expense in 2009 related to new grants.  Additionally, depreciation and amortization expense increased by $10.0 million in the first nine months of 2009 compared to the same period in the previous year, primarily due to the addition of intangible assets associated with the acquisition of Vurv in July 2008.  The change in accounts receivable increased due to an increase in billings compared to the same period in 2008, however we continue to emphasize cash collections.  The change in deferred revenue decreased in the current period due to fluctuations resulting from the mix of annual and quarterly application billings combined with the timing of billings and the timing of the application revenue recognized associated with those contracts.   The change in accounts payable and accrued liabilities decreased in the current period due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities.

Net cash used in investing activities was $7.5 million for the nine months ended September 30, 2009 compared to net cash used in investing activities of $57.8 million for the nine months ended September 30, 2008. This decrease between periods was due to the acquisition of Vurv on July 1, 2008.  This decrease was partially offset by the significant acquisition of property plant and equipment during the nine months ended September 30, 2009 as we took advantage of favorable equipment pricing extended by our vendors.

Net cash provided by financing activities was $3.8 million for the nine months ended September 30, 2009, compared to net cash provided by financing activities of $7.1 million for the nine months ended September 30, 2008. This decrease was primarily due to an increase of cash used for payments of capital lease obligations of $1.0 million as compared to the previous year as a result of capital assumed with the acquisition of Vurv and capital expenditures during the first nine months of 2009.  This decrease was partially offset by an increase in stock option exercises resulting primarily from the increase in our stock price over the nine months ended September 30, 2009.

We believe our existing cash and cash equivalents and cash provided by operating activities, together with anticipated net proceeds of our proposed public offering of 6.5 million shares of our Class A common stock will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.  There can be no assurances we will be able to complete the proposed public offering and receive any net proceeds.  Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new applications and enhancements to existing applications, the continuing market acceptance of our applications. and the extent to which we acquire or invest in complimentary business products or technologies.  To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We will likely enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing. For example, we entered into the Merger Agreement to acquire WWC in September 2009, a privately held company that provides compensation management solutions, in September 2009.  The impact of this acquisition on our cash and cash equivalents balance will be significant.  Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

Our principal commitments consist of capital leases, obligations under leases for office space, operating leases for computer equipment and for third-party facilities that host our applications. Our commitments to settle contractual obligations in cash under operating leases and other purchase obligations has not changed significantly from the “Contractual Obligations” table included in our Annual Report on Form 10-K as amended for fiscal year ended December 31, 2008 except for the following agreements entered into during the first nine months of 2009:

On March 12, 2009, we extended the lease of the Quebec, Canada facility to December 31, 2012.  Payments related to this operating lease total $1.1 million over the term of the lease.

On May 31, 2009, we entered into an amendment to our software license and maintenance agreement for database software to be used in the production environment. This amendment requires total payments of approximately $5.4 million over the next two years.  Of the $5.4 million total payments, $2.0 million has been capitalized in property plant and equipment and will be amortized over the next five years.

On September 14, 2009, we entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) to acquire Worldwide Compensation, Inc. (“WWC”).  In accordance with the terms of the Merger Agreement, we will pay up to $16 million in cash, subject to adjustment for any outstanding debt, third-party expenses and certain other specified items, in exchange for all of the issued and outstanding capital stock, options and warrants of WWC that we do not already own. Fifteen percent (15%) of the consideration will be placed into escrow for one year following the closing to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties contained in the Merger Agreement or certain other events.  The acquisition has been approved by both companies’ boards of directors and is subject to customary closing conditions.  The Merger Agreement provides that the closing of the acquisition shall not occur before January 1, 2010.  The Merger Agreement contains certain termination rights for both us and WWC.  Previously, in the third quarter of 2008, we made an initial investment of $2.5 million for a 16% equity investment in and an option to purchase WWC at a later date.  In connection with the execution of the Merger Agreement, we negotiated more favorable terms than the purchase option and also terminated the purchase option.  Accordingly, we wrote-off the $1.1 million carrying value of the purchase option in the third quarter of 2009.

 On September 16, 2009, the Company entered into a lease for office space in the United Kingdom.  The lease has a term of five years, with an option to renew in September 2014 at the then-market rate.  Monthly payments related to this operating lease range from $10,000 to $19,000, with a total payment of $1.0 million for the five year term of the lease.

Legal expenditures could also affect our liquidity. We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.  Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Currency Exchange Risk

Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. In the three and nine months ended September 30, 2009, 4% and 11% of our revenue was denominated in Canadian dollars and currencies other than the U.S. or Canadian dollar, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our largest research and development operations that are maintained in Canada.  Additionally a portion of expenses are incurred outside of North America where our other international sales offices are located and third party development is performed.  Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, British pound sterling, Euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the three and nine months ended September 30, 2009, the Canadian dollar weakened by approximately 7% and 14%, respectively, against the U.S. dollar on an average basis compared to the same period in the prior year. This change in value did not have a significant effect on our earnings and should not have a significant effect on future earnings as the foreign currency exchange risk impact on revenues is offset by the impact on expenses. If the currencies noted above uniformly fluctuated by plus or minus 500 basis points from our estimated rates, we would expect our results to change by approximately minus or plus $0.4 million. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $76.5 million at September 30, 2009. This compares to $49.5 million at December 31, 2008. These amounts were held primarily in cash or money market funds. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the restatement described in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements “Restatement of Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures and determined that there was a material weakness in our internal control over financial reporting as of September 30, 2009. Specifically, our controls to calculate stock-based compensation expense related to the application of the forfeiture rate were not designed effectively, and a material weakness existed in the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate as of September 30, 2009.  Based on this evaluation and because of the material weakness described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

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

For the three months ended September 30, 2009 these remediation measures ensured we properly recorded stock-based compensation expense for the period.  Although the expense was properly recorded during this period, because we had not performed these measures consistently and tested their effectiveness, we could not conclude such controls and procedures were effective at September 30, 2009.  During the three months ending December 31, 2009 we expect such measures will be performed consistently and tested.

Other than described above, there was no change in our internal control over financial reporting during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Because of the following factors, as well as other variables affecting our operating results and financial condition, past performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Our Business

We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.

With the exception of the year ended December 31, 2007, we have incurred annual losses in every year since our inception. As of September 30, 2009 we had incurred aggregate net losses of $81.6 million, which consists of our accumulated deficit of $67.8 million and $13.8 million of dividends and issuance costs on preferred stock. In the three and nine months ended September 30, 2009, we incurred a net loss of $1.1 million and $3.3 million, respectively.  We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future.  As we continue to incur costs associated with regulatory compliance and implement initiatives to grow our business, which include, among other things, acquisitions, international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from achieving or sustaining profitability. As a result, our business could be harmed and our stock price could decline. In the nine months ended September 30, 2009, we incurred losses largely as a result of amortization expense associated with our acquisition of Vurv Technology, Inc. (“Vurv”) on July 1, 2008.  In the near term, we expect to continue to incur losses as a result of the increased amortization expense associated with the acquisition of Vurv.

  In addition, we may incur losses as a result of revenue shortfalls or increased expenses associated with our business.  As a result, our business could be harmed and our stock price could decline.

Unfavorable economic conditions and reductions in information technology spending could limit our ability to grow our business.

Our operating results may vary based on the impact of changes in economic conditions globally and within the industries in which our customers operate. The revenue growth and profitability of our business depends on the overall demand for enterprise application software and services. Our revenue is derived from organizations whose businesses may fluctuate with global economic and business conditions. Historically, economic downturns have resulted in overall reductions in corporate information technology spending. Accordingly, the current downturn in global economic conditions has weakened and may continue to weaken demand for our software and services. For example, we believe that customer budget cuts and the lack of available credit for small- and medium-sized organizations have negatively impacted sales of our Taleo Business Edition solutions, and we believe that sales of our Taleo Enterprise solutions have been negatively affected as well. In addition, an economic decline impacting a particular industry may negatively impact demand for our software and services in the affected industry. Many of the industries we serve, including financial services, manufacturing (including automobile manufacturing), technology and retail, have recently suffered a downturn in economic and business conditions and may continue to do so. A softening of demand for enterprise application software and services, and in particular enterprise talent management solutions, caused by a weakening global economy or economic downturn in a particular sector would adversely affect our business and likely cause a decline in our revenue.

We will likely experience longer sales cycles and increased pricing pressure as a result of unfavorable economic conditions.

If general economic conditions worsen or fail to improve, we will likely continue to experience the conditions that began in the first quarter of 2008 of increased delays in our sales cycles and increased pressure from prospective customers to offer discounts higher than our historical practices. We may also experience increased pressure from existing customers to renew expiring software subscriptions agreements at lower rates.  In addition, certain of our customers may attempt to negotiate lower software subscription fees for existing arrangements because of downturns in their businesses.  If we accept certain requests for higher discounts or lower fees, our business may be adversely affected and our revenues may decline.  Additionally, certain of our customers have become or may become bankrupt or insolvent as a result of the current economic downturn, and we may lose all future revenue from such customers and payment of receivables may be lower or delayed as a result of bankruptcy proceedings.

We may not achieve the anticipated benefits of our acquisition of Vurv, which could adversely affect our operating results and cause the price of our common stock to decline.

On July 1, 2008, we completed our acquisition of Vurv Technology, Inc, our largest acquisition to date.  We have limited experience in integrating an acquired company, and our acquisition of Vurv subjects us to a number of risks, including the following:

•	we may have difficulty renewing former Vurv customers at the expiration of their current agreements;

•
we may be unable to convert certain Vurv customers—including in particular those that previously entered into perpetual licenses and customer on-premise hosting arrangements—to the Taleo platform and our vendor-hosted subscription model;

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

•	we will incur additional expense to maintain and support the Vurv product lines for up to three years while customers are migrated to the Taleo platform;

•	we may find it difficult to integrate Vurv’s hosting infrastructure and operations with our own hosting operations; and

•	Jacksonville, Florida may be more expensive or less productive than we anticipate as a software development and support location.
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

We generally recognize revenue from software subscription agreements ratably over the terms of these agreements, which are typically three or more years for our Taleo Enterprise customers and one year for our Taleo Business Edition customers. As a result, a substantial majority of our software subscription revenue in each quarter is generated from software subscription agreements entered into during prior periods. Consequently, a decline in new software subscription agreements in any one quarter may not affect our results of operations in that quarter, but will reduce our revenue in future quarters. Additionally, the timing of renewals or non-renewals of a software subscription agreement during any one quarter may affect our financial performance in that particular quarter or may not affect our financial performance until the next quarter. For example, because we recognize revenue ratably, the non-renewal of a software subscription agreement late in a quarter will have very little impact on revenue for that quarter, but will reduce our revenue in future quarters. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenue for that quarter and we may not be able to offset a decline in revenue due to such non-renewals with revenue from new software subscription agreements entered into in the same quarter. In addition, we may be unable to adjust our costs in response to reduced revenue.

Additionally, when we sell software subscriptions and consulting services in a single arrangement, we recognize revenue from consulting services ratably over the term of the software subscription agreement, which is typically three or more years, rather than as the consulting services are delivered, which is typically during the first six to nine months of a software subscription agreement.  Accordingly, a significant portion of the revenue for consulting services performed in any quarterly reporting period will be deferred to future periods. As a result, our consulting revenue for any quarterly reporting period may not be reflective of the consulting services delivered during the reporting period or of the business trends with respect to our consulting services business.  Further, since we recognize expenses related to our consulting services in the period in which the expenses are incurred, the consulting margins we report in any quarterly reporting period may not be indicative of the actual gross margin on consulting services delivered during the reporting period.  In addition, In September 2009 the Financial Accounting Standards Board (“FASB”) approved new accounting guidance for revenue arrangements that contain multiple components to be delivered to a customer (“deliverable”).  This standard provides guidance for establishing fair value for a deliverable. When vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price of each separate deliverable and allocate consideration for the arrangement using the relative selling price method.  This guidance is effective as of the beginning of an entity’s fiscal year that begins after June 15, 2010; however, early adoption is permitted.  We expect that for arrangements that we enter into after we adopt the new guidance, the new guidance will require us to recognize significant portions of our consulting revenue as a separate unit of accounting as the consulting services are delivered.  We are currently evaluating when we will adopt the new guidance.

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

Most of our Taleo Enterprise customers enter into software subscription agreements with duration of three years or more from the initial contract date. Most of our Taleo Business Edition customers enter into annual software subscription agreements. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial term of their agreements. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers, or may request that we license our software to them on a perpetual basis, which may, after we have ratably recognized the revenue for the perpetual license over the relevant term in accordance with our revenue recognition policies, reduce recurring revenue from these customers. Under certain circumstances, our customers may cancel their subscriptions for our solutions prior to the expiration of the term. Our future success also depends, in part, on our ability to sell new products and services to our existing customers. If our customers terminate their agreements, fail to renew their agreements, renew their agreements upon less favorable terms, or fail to buy new products and services from us, our revenue may decline or our future revenue may be constrained.

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

In order to grow our business, we must continually add new customers. Our ability to attract new customers will depend in large part on the success of our sales and marketing efforts. However, our prospective customers may not be familiar with our solutions, or may have traditionally used other products and services for their talent management requirements. In addition, our prospective customers may develop their own solutions to address their talent management requirements, purchase competitive product offerings, or engage third-party providers of outsourced talent management services that do not use our solution to provide their services. If our prospective customers do not perceive our products and services to be of sufficiently high value and quality, we may not be able to attract new customers.  In addition, certain of our prospective customers may delay the purchasing of, or choose not to purchase, our products as a result of the current negative general economic conditions or downturns in their businesses.

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

We have experienced, and expect to continue to experience, intense competition from a number of companies. Our Taleo Enterprise solution competes with enterprise resource planning software from vendors such as Oracle Corporation and SAP AG, and also with products and services from vendors such as ADP, Authoria, Cezanne, Cornerstone OnDemand, Halogen Software, HRSmart, Jobpartners, Kenexa, Kronos, Peopleclick, Pilat, Plateau, Saba, Salary.com, Stepstone, SuccessFactors, SumTotal Systems, Technomedia, TEDS, Workday, and Workstream. Our Taleo Business Edition solution competes primarily with Bullhorn, Halogen Software, HireDesk from Talent Technology Corporation, iCIMs, KMS Software Company, Monster.com from Monster, OpenHire from SilkRoad Technology, SuccessFactors and Virtual Edge from ADP. Our competitors may announce new products, services or enhancements that better meet changing industry standards or the price or performance needs of customers. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.

Certain of our competitors and potential competitors have significantly greater financial, technical, development, marketing, sales, service and other resources than we have. Some of these companies also have a larger installed base of customers, longer operating histories and greater brand recognition than we have. Certain of our competitors provide products that incorporate capabilities which are not available in our current suite of solutions, such as automated payroll and benefits, or services that we do not currently offer, such as recruitment process outsourcing services. Products with such additional functionalities may be appealing to some customers because they can reduce the number of different types of software or applications used to run their business and such additional services may be viewed by some customers as enhancing the effectiveness of a competitor’s solutions. In addition, our competitors’ products may be more effective than our products at performing particular talent management functions or may be more customized for particular customer needs in a given market. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.

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

The consolidation or acquisition of our competitors or other similar strategic alliances could weaken our competitive position or reduce our revenue.

There has been vendor consolidation in the market in which we operate. For example, Kronos acquired Unicru in 2006 and acquired Deploy Solutions in 2007. Kronos itself was acquired in 2007 by the private equity firm Hellman & Friedman. Kenexa acquired Brassring in 2006 and ADP acquired VirtualEdge in 2006.  In 2008, we acquired Vurv Technology and Authoria was acquired by the private equity firm Bedford Funding.  These transactions or additional consolidation within our industry may change the competitive landscape in ways that adversely affect our ability to compete effectively.

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

In March 2009, we announced that we had completed a review of our revenue recognition practices and, as a result of this review, we restated certain financial statements. Our review of our revenue recognition practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses. The accounting, legal and other expenses associated with the restatement have had a material adverse effect on our results of operations. As a result of our revenue recognition review and the resulting restatement, revenue from consulting services totaling approximately $18 million reported in our previously issued consolidated financial statements for the years ended December 31, 2003 through 2007, and our interim consolidated financial statements for each of the periods ended March 31, 2008 and June 30, 2008, will be deferred to periods after June 30, 2008.  Additionally, the correction relating to the timing of revenue recognition for set-up fees, an element of application services revenue, resulted in the deferral of approximately $0.2 million in application revenue recognized as of June 30, 2008 to periods after June 30, 2008. In addition, litigation has been filed against us and certain of our current and former officers relating to a failure to apply GAAP in the reporting of quarterly and annual financial statements and securities prospectuses from the time of our initial public offering to our most recent filing with the SEC. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q for a more detailed description of these proceedings. We may become the subject of additional private or government actions regarding these matters in the future. These proceedings are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of this litigation will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. While we maintain standard directors and officers insurance, all or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

We have had to restate our historical financial statements.

In October 2009, we announced that, after upgrading to a new version of the equity program administration software that we license from a third-party provider, we identified differences in the stock-based compensation expense of prior periods and, after reviewing such differences, identified an error in our accounting for stock-based compensation expense.  As a result of identifying the error, in October 2009, we concluded that accounting adjustments were necessary to correct certain previously issued financial statements.  Accordingly, we restated those financial statements and recorded total cumulative additional stock-based compensation expense of approximately $2.6 million for the fiscal years ended December 31, 2008, 2007 and 2006 and the quarters ended June 30, 2009 and March 31, 2009. Specifically, we recorded increases in stock-based compensation expense of approximately $1.3 million in fiscal 2007, $1.2 million in fiscal 2006 and $0.3 million in the quarter ended June 30, 2009, and recorded reductions in stock-based compensation expense of approximately $0.1 million in fiscal 2008 and $0.1 million in the quarter ended March 31, 2009. In connection with this restatement, we determined that there was a material weakness in our internal control over financial reporting as of December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009.  Specifically, our controls to calculate stock-based compensation expense related to the application of the forfeiture rate were not designed effectively, and a material weakness existed in the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate as of those periods.

In addition, in March 2009, we announced that we had completed a review of our revenue recognition practices and, as a result of this review, we restated certain financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. The restatement resulted in the deferral to future periods of $18 million of consulting services revenue and approximately $0.2 million in application revenue previously recognized through June 30, 2008.  Amounts in our previously issued consolidated financial statements for the years ended December 31, 2003 through 2007, and the interim consolidated financial statements for each of the periods ended March 31, 2008 and June 30, 2008, have been corrected for the timing of revenue recognition for consulting services revenue during these periods, as well as to correct an error relating to the timing of revenue recognition for set-up fees, an element of our application services revenue. In connection with such review we identified certain control deficiencies relating to the application of applicable accounting literature related to revenue recognition. These deficiencies constituted a material weakness in internal control over financial reporting as of September 30, 2008, which led to items requiring correction in our historical financial statements and our conclusion to restate such financial statements to correct those items. Specifically, the control deficiencies related to our failure to correctly interpret EITF 00-21 in determining the proper accounting treatment when application and consulting services are sold together.

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

During 2006 we completed a review and redesign of our internal controls over financial reporting related to our closing procedures and processes, our calculations of our reported numbers, including depreciation expense and fixed assets, and the need to strengthen our technical accounting expertise. Despite these efforts, we identified a material weakness in connection with the evaluation of the effectiveness of our internal controls as of March 31, 2007, prior to the filing of our financial results for the period ended March 31, 2007, related to the identification of a material required adjustment, which affected cash, accounts receivable and cash flow from operations. Additionally in the third quarter of 2008, we identified certain control deficiencies relating to the application of applicable accounting literature related to revenue recognition. These deficiencies constituted a material weakness in internal control over financial reporting as of September 30, 2008.  In October 2009, we determined that there was a material weakness in our internal control over financial reporting as of December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009.  Specifically, our controls to calculate stock-based compensation expense related to the application of the forfeiture rate were not designed effectively, and a material weakness existed in the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate as of those periods.

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

As a result of the delayed filing of our Annual Report on Form 10-K for the year ended December 31, 2008 as well as our Quarterly Report on Form 10-Q for the period ended September 30, 2008, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until March 16, 2010, which is one year from the original due date of the last untimely filed report. We are currently using Form S-1 for our proposed public offering of our Class A common stock and may use Form S-1 to raise capital or complete acquisitions in the future, but doing so may increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Our financial performance may be difficult to forecast as a result of our historical focus on large customers and the long sales cycle associated with our solutions.

The majority of our revenue is currently derived from organizations with complex talent management requirements. Accordingly, in a particular quarter the majority of our bookings from new customers on an aggregate contract value basis are from large sales made to a relatively small number of customers. As such, our failure to close a sale in a particular quarter will impede desired revenue growth unless and until the sale closes. In addition, sales cycles for our Taleo Enterprise clients are generally between three months and one year, and in some cases can be longer. As a result, substantial time and cost may be spent attempting to secure a sale that may not be successful. The period between our first sales call on a prospective customer and a contract signing is relatively long due to several factors such as:

•	the complex nature of our solutions;

•	the need to educate potential customers about the uses and benefits of our solutions;

•	the relatively long duration of our contracts;

•	the discretionary nature of our customers’ purchases;

•	the timing of our customers’ budget cycles;

•	the competitive evaluation of our solutions;

•	fluctuations in the staffing management requirements of our prospective customers;

•	announcements or planned introductions of new products by us or our competitors; and

•	the lengthy purchasing approval processes of our prospective customers.

If our sales cycles unexpectedly lengthen, our ability to forecast accurately the timing of sales in any given period will be adversely affected and we may not meet our forecasts for that period.

If we fail to develop or acquire new products or enhance our existing products to meet the needs of our existing and future customers, our sales will decline.

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance, we must enhance and improve existing products and continue to introduce new products and services. For instance, the Taleo Talent Grid, a foundation for sharing industry knowledge, technology and candidates, became generally available to our customers in September 2009, and we continue to develop Taleo 10, the newest version of our talent management solutions.  Additionally, in September 2009, we entered into an amended merger agreement to acquire Worldwide Compensation, Inc. (“WWC”).  Previously, we offered compensation management solutions through our alliance with WWC, and, if the acquisition closes, we will be able to offer a compensation management solution directly to our customers.  Any new products we develop or acquire may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenue and may generate losses. If we are unable to develop or acquire new products that appeal to our target customer base or enhance our existing products or if we fail to price our products to meet market demand or if the products we develop or acquire do not meet performance expectations or have a higher than expected cost structure to host and maintain, our business and operating results will be adversely affected. Our efforts to expand our solutions beyond our current offerings or beyond the talent management market may divert management resources from existing operations and require us to commit significant financial resources to an unprofitable business, which may harm our existing business.

We expect to incur additional expense to develop software products and to integrate acquired software products into existing platforms to maintain our competitive position. For example, our acquisition of Vurv will require significant effort to maintain existing Vurv products in addition to ours and to integrate the hosting of products of both companies over time.  In addition, we have invested in software development locations other than the locations where we traditionally developed our software.  For example, we have invested in development locations in Eastern Europe, Ukraine and Asia, and we may invest in other locations outside of North America in the future. In addition, we plan to continue to invest in Jacksonville, Florida, the former headquarters site of Vurv, as a software development location.  We may engage independent contractors for all or portions of this work. These efforts may not result in commercially viable solutions, may be more expensive or less productive than we anticipate, or may be difficult to manage and result in distraction to our management team. If we do not manage these remote development centers effectively or receive significant revenue from our product development investments, our business will be adversely affected.

Additionally, we intend to maintain a single version of each release of our software applications that is configurable to meet the needs of our customers. Customers may require customized solutions or features and functions that we do not yet offer and do not intend to offer in future releases, which may disrupt our ability to maintain a single version of our software releases or cause our customers to choose a competing solution. Vurv has historically allowed customer specific customizations of its software and we may find it difficult to support or migrate such customizations.

Acquisitions and investments present many risks, and we may not realize the anticipated financial and strategic goals for any such transactions, which would harm our business, operating results and overall financial condition. In addition, we have limited experience in acquiring and integrating other companies.

We have made, continue to make and are actively evaluating acquisitions or investments in companies, products, services, and technologies to expand our product offerings, customer base and business. For example, in 2008, we completed our acquisition of Vurv, which is our largest acquisition to date.  Also in 2008, we invested $2.5 million for a 16% equity investment in and an option to purchase the remaining shares of WWC.  In September 2009, we entered into an amended merger agreement to acquire WWC.  The merger agreement with WWC provides that the closing of the acquisition shall not occur before January 1, 2010, and there can be no assurances that the acquisition will close at all. We have limited experience in executing acquisitions and investments. Acquisitions and investments involve a number of risks, including the following:

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

The consideration paid in connection with an investment or acquisition also affects our financial results. If we should proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. To the extent that we issue shares of stock or other rights to purchase stock, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in our incurring debt, material one-time write-offs, or purchase accounting adjustments and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings. In addition, from time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as incurring expenses that may impact operating results.

We may lose sales opportunities if we do not successfully develop and maintain strategic relationships to sell and deliver our solutions.

We have partnered with a number of business process outsourcing, or BPO, and human resource outsourcing, or HRO, providers that resell our solutions as a component of their outsourced human resource services and we intend to partner with more BPOs and HROs in the future. If customers or potential customers begin to outsource their talent management functions to BPOs or HROs that do not resell our solutions, or to BPOs or HROs that choose to develop their own solutions, our business will be harmed. In addition, we have relationships with third-party consulting firms, system integrators and software and service vendors who provide us with customer referrals, integrate their complementary products with ours, cooperate with us in marketing our products and provide our customers with system implementation or other consulting services. If we fail to establish new strategic relationships or expand our existing relationships, or should any of these partners fail to work effectively with us or go out of business, our ability to sell our products into new markets and to increase our penetration into existing markets may be impaired.

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

Our solutions involve the storage and transmission of customers’ proprietary information and users’ personal information, including the personal information of our customers’ job candidates. As part of our solution, we may also offer third-party proprietary solutions, including for example WWC’s compensation management products, which require us to transmit our customers’ proprietary data and the personal information of job candidates to such third parties.  Security breaches could expose us to loss of this information, and we could be required to undertake an investigation, notify affected data subjects and appropriate legal authorities and regulatory agencies, and conduct remediation efforts, which could include modifications to our current security practices and ongoing monitoring for users whose data might have been subject to unauthorized access.  Accordingly, security breaches may result in investigation, remediation and notification expenses, litigation, liability, and financial penalties. For example, a legacy Vurv customer using a customized version of the Vurv software informed us that email addresses contained in its candidate database, which we host, were used by an unauthorized third party to solicit additional personal information from job candidates.  While it has not been determined that this incident resulted from a breach of our security measures, our customer has been sued with respect to this incident and we cannot be certain that a claim will not be asserted against us or that we will not incur liability or additional expense with respect to this matter.

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

We have experienced significant growth in the number of users, transactions, and data that our hosting infrastructure supports. Failure to address the increasing demands on our hosting infrastructure satisfactorily may result in service outages, delays or disruptions. For example, we have experienced downtimes within our hosting infrastructure, some of which have been significant, which have prevented customers from using our solutions from time to time. We seek to maintain sufficient excess capacity in our hosting infrastructure to meet the needs of all of our customers. We also maintain excess capacity to facilitate the rapid provisioning of new customer deployments and expansion of existing customer deployments. The development of new hosting infrastructure to keep pace with expanding storage and processing requirements could be a significant cost to us that we are not able to predict accurately and for which we are not able to budget significantly in advance. Such outlays could raise our cost of goods sold and be detrimental to our financial results. At the same time, the development of new hosting infrastructure requires significant lead time.  In addition, we may in the future consolidate certain of our data centers with our other existing data centers, or move certain data center operations to new facilities. Such a transition creates increased risk of service disruptions or outages that could harm our reputation and adversely affect our revenue and earnings. If we do not accurately predict our infrastructure capacity requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and the loss of customers.

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

We currently deliver our solutions from ten data centers that host the applications for all of our customers. The Taleo Enterprise platform is hosted from three facilities: a U.S. facility leased from Equinix, Inc. in San Jose, California, a U.S. facility leased from Internap Network Services Corporation in New York City, New York and a Netherlands data center facility also leased from Equinix in Amsterdam. Internet bandwidth and access is provided by Internap in the two U.S. facilities and by Equinix in the Netherlands. The Taleo Business Edition is hosted through two U.S. facilities located in San Jose, California and Ashburn, Virginia, and operated via a managed services arrangement. A third facility is located in San Francisco, California to host the legacy Vurv product for small- and medium-sized organizations. Opsource, Inc. provides hardware, internet bandwidth, and access in the San Jose, California and Ashburn, Virginia hosting facilities through a managed services arrangement.

Services at the San Francisco facility are provided by Coloserve, Inc.  The Vurv legacy enterprise recruiting product is hosted through four facilities: a U.S. facility located in Jacksonville, Florida, a U.S. facility located in Atlanta, Georgia, a facility located in London, England and a facility located in Sydney, Australia. Internet bandwidth and access for the Vurv legacy enterprise recruiting product is provided by Peak 10 in the Florida facility, Adapt PLC in the England facility, and Conexim Australia Pty Ltd in the Australia facility. We do not control the operation of these facilities and must rely on these vendors to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. In the case of Opsource and Vurv locations that are managed service locations, we also rely upon the third-party vendor for hardware associated with our hosting infrastructure. Although we believe we would be able to enter into a similar relationship with another third party should one of these relationships fail or terminate for any reason, we believe our reliance on any third-party vendor exposes us to risks outside of our control. If these third-party vendors encounter financial difficulty such as bankruptcy or other events beyond our control that cause them to fail to secure adequately and maintain their hosting facilities or provide the required data communications capacity, our customers may experience interruptions in our service or the loss or theft of important customer data. In the future, we may elect to open computing and communications hardware operations at additional third-party facilities located in the United States, Europe or other regions. We are not experienced at operating such facilities in jurisdictions outside the United States and doing so may pose additional risk to us.

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

During the three and nine months ended September 30, 2009, application revenue generated outside of the United States was 17% of total revenue, based on the location of the legal entity of the customer with which we contracted, of which 4% was revenue generated in Canada. Our primary research and development operation is in Quebec, Canada, but we conduct research and development in other international locations as well.  We currently have international offices outside of North America in Australia, France, the Netherlands, Singapore and the United Kingdom, which focus primarily on selling and implementing our solutions in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

We currently have foreign sales denominated in foreign currencies, including the Australian dollar, British pound sterling, Canadian dollar, the euro, New Zealand dollar, Singapore dollar and Swiss franc and may in the future have sales denominated in the currencies of additional countries. In addition, we incur a substantial portion of our operating expenses in Canadian dollars and, to a much lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively affect our business, financial condition and operating results. For instance, in 2008, the impact of changes in foreign currency exchange rates compared to the average rates in effect during 2007 was a $0.8 million decrease in earnings. In 2009, the volatility in exchange rates for foreign currencies has continued and may continue and, as a result, we may continue to see fluctuations in our revenue and expenses, which may impact our operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

If we fail to defend our proprietary rights aggressively, our competitive advantage could be impaired and we may lose valuable assets, experience reduced revenue, and incur costly litigation fees to protect our rights.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our proprietary rights in our products and services. We do not have any issued patents and only one pending patent. We do not rely on patent protection.  We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries in which we operate. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors from developing technologies independently that are substantially equivalent or superior to our products. Initiating legal action has been and may continue to be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business.

Current and future litigation against us could be costly and time consuming to defend.

We are sometimes subject to legal proceedings and claims that arise in the course of business. For example, we are currently defendants in a suit alleging patent infringement and a suit alleging securities fraud, both of which are described in more detail in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.  Litigation may result in substantial costs, including lengthened or discontinued sales cycles due to concerns of existing or prospective customers with respect to litigation, and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q for further information regarding pending and threatened litigation and potential claims.

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

Software product developers such as us may continue to receive infringement claims as the number of products and competitors in our space grows and the functionality of products in different industry segments overlaps. For example, Kenexa, a competitor, filed suit against us for patent infringement in August 2007 and other infringement claims have been threatened against us. We can give no assurance that such claims will not be filed in the future. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

•	require costly litigation to resolve and the payment of substantial damages;

•	require significant management time;

•	cause us to enter into unfavorable royalty or license agreements;

•	require us to discontinue the sale of our products;

•	damage our relationship with existing or prospective customers and disrupt our sales cycles;

•	require us to indemnify our customers or third-party service providers; or

•	require us to expend additional development resources to redesign our products.

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

We use open source software in our products, which could subject us to litigation or other actions.

We use open source software in our products and may use more open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products.  As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software.  Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products.  In addition, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software products.  If we inappropriately use open source software, we may be required to re-engineer our products, discontinue the sale of our products or take other remedial actions.

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

Accounting principles generally accepted in the United States, or GAAP, are subject to interpretation by the FASB, the American Institute of Certified Public Accountants, or AICPA, the Public Company Accounting Oversight Board, the SEC and various other organizations formed to promulgate and interpret accounting principles.  A change in these principles or interpretations could have a significant effect on our historical or future financial results.

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

The application of GAAP to our operations may also require significant judgment and interpretation as to the appropriate treatment of a specific issue.  These judgments and interpretations are complicated by the relative newness of the on-demand, vendor-hosted software business model, also called software-as-a-service, or SaaS, and the relative lack of interpretive guidance with respect to the application of GAAP to the SaaS model. For example, in connection with our recent review of our revenue recognition practices, we submitted a pre-clearance submission to the Office of the Chief Accountant of the SEC, or OCA,

requesting its view of our historical application of accounting guidance related to the recognition of multiple element arrangements.  Following consultation with the OCA, we changed our application of the guidance to recognize revenue from consulting services ratably over the term of the software subscription agreement when we sell software subscriptions and consulting services in a single arrangement, rather than as the consulting services are delivered, as we had done in the past. In addition, in September 2009, the FASB ratified accounting guidance related to the recognition of multiple element arrangements, which will supersede existing guidance.  We expect that for arrangements that we enter into after we adopt the new guidance will require us to recognize significant portions of our consulting revenue as a separate unit of accounting as the consulting services are delivered.  We are currently evaluating when we will adopt the new guidance.  We cannot ensure that our interpretations and judgments with respect to the application of GAAP will be correct in the future and any incorrect interpretations and judgments could adversely affect our business.

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

In addition to the research and development investment credit program described above, our Canadian subsidiary is participating in a scientific research and experimental development, or SRED, program administered by the Canadian federal government that provides income tax credits based upon qualifying research and development expenditures. For tax year 2008, we recorded an estimated SRED credit claim of approximately CAD $1.2 million. Our Canadian subsidiary is eligible to remain in the SRED program for future tax years as long as its development projects continue to qualify. These federal SRED tax credits can only be applied to offset federal taxes payable and are reported as a credit to our tax provision to the extent they reduce taxes payable to zero with any residual benefits recorded as a net deferred tax asset. We believe that our Canadian subsidiary is in compliance with these government programs and that all amounts recorded will be fully realized. If these investment credits are reduced or disallowed by the Canada Revenue Agency (“CRA”), our financial condition and operating results may be adversely affected.

Our Canadian subsidiary is being audited by the CRA with respect to tax years 2002 through 2007. In June 2009, we were issued a notice of assessment by the CRA to increase taxable income by approximately CAD $3.8 million in respect to our 2002 tax year.  These adjustments relate, principally, to our treatment of CDTI tax credits and income and expense allocations recorded between the Company and our Canadian subsidiary.  We disagree with CRA’s basis for their proposed 2002 adjustments and intend to appeal their decision through applicable administrative and judicial procedures.  In December 2008, Taleo was notified by the CRA of their intention to audit tax years 2003 through 2007.  No proposed assessment notices have been issued with respect to these open tax years.

Final resolution of the CRA’s examination will have bearing on the tax treatment applied in subsequent periods not currently under examination. We have recorded income tax reserves believed to be sufficient to cover the estimated tax assessments for the open tax periods.

There could be a significant impact to our uncertain tax position over the next twelve months depending on the outcome of any audit. In the event the CRA audit results in adjustments that exceed both our income tax reserves and available deferred tax assets, our Canadian subsidiary may become a tax paying entity in 2009 or in a prior year including potential penalties and interest. Any such penalties cannot be reasonably estimated at this time.

We are seeking United States tax treaty relief through the appropriate Competent Authority tribunals for all settlements entered into with the CRA.  Although we believe we have a reasonable basis for our tax positions, it is possible an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular period or annual period.

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

A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.

Sales to U.S. and foreign federal, state and local governmental agency end-customers have accounted for a small but increasing portion of our revenue, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products and services to such governmental entity. Government entities may require contract terms that differ from our standard arrangements.  In addition, government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Most of our sales to government entities have been made indirectly through third-party prime contractors that resell our solutions. Government entities may have contractual or other legal rights to terminate contracts with our resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations.

Governments routinely audit and investigate government contractors, and we may be subject to such audits and investigations.  For example, we have been subject to government contract audits in the past and have received a subpoena from the Department of Homeland Security’s inspector general’s office relating to our commercial pricing for the Transportation Security Administration, a government entity that accessed our services through a prime contractor.  As a result of an audit or investigation, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the government entity. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Evolving regulation of the Internet or changes in the infrastructure underlying the Internet may adversely affect our financial condition by increasing our expenditures and causing customer dissatisfaction.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies may become more likely. We are particularly sensitive to these risks because the Internet is a critical component of our business model. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for solutions accessed via the Internet and restricting our ability to store, process and share data with our customers via the Internet. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed.  Legislation has been proposed that may impact the way that internet service providers treat internet traffic. The outcome of such proposals is uncertain but certain outcomes may negatively impact our business or increase our operating costs.  Any regulation imposing greater fees for internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of internet-based services, which could harm our business.

The rapid and continual growth of traffic on the Internet has resulted at times in slow connection and download speeds among Internet users.  Our business expansion may be harmed if the Internet infrastructure cannot handle our customers’ demands or if hosting capacity becomes insufficient.  If our customers become frustrated with the speed at which they can utilize our software over the Internet, our customers may discontinue use of our products and choose not to renew their contract with us.

We may need to raise additional capital, which may not be available, thereby adversely affecting our ability to operate our business.

If we need to raise additional funds due to unforeseen circumstances, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and any additional financings could result in additional dilution to our stockholders. If we need additional capital and cannot raise it on acceptable terms, we may not be able to meet our business objectives, our stock price may fall and you may lose some or all of your investment.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business.  If no or few securities or industry analysts cover our company, the trading price for our stock would be negatively impacted.  If one or more of the analysts who covers us downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline.  If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Program
July 1, 2009 through July 31, 2009	17,347	$18.57		-	-
August 1, 2009 through August 31, 2009	-			-	-
September 1, 2009 through September 30, 2009	-			-	-
	17,347	$18.57	(2)	-	-

(1) In connection with our restricted stock and performance share agreements, we repurchase common stock from employees as consideration for the payment of required withholding taxes.

(2) Represents the price per share purchased during the three months ended September 30, 2009.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
21
 Amended and Restated Agreement and Plan of Merger dated September 14, 2009, by and among Taleo Corporation, Wyoming Acquisition Corporation, Worldwide Compensation, Inc. and with respect to Articles VII, VIII and IX only, Dennis M. Rohan as Stockholder Representative and U.S. Bank National (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on September 17, 2009).

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
Katy Murray
Executive Vice President and Chief Financial Officer
Date: November 2, 2009

Exhibit Index

Exhibit Number	Description
2.1
 Amended and Restated Agreement and Plan of Merger dated September 14, 2009, by and among Taleo Corporation, Wyoming Acquisition Corporation, Worldwide Compensation, Inc. and with respect to Articles VII, VIII and IX only, Dennis M. Rohan as Stockholder Representative and U.S. Bank National (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on September 17, 2009).

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