Form 10-Q/A
period 2009-09-30
TALEO CORP
filed 2009-11-04
CIK 1134203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

TALEO CORPORATION

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q (the “Original 10-Q”) for the quarter ended September 30, 2009, as filed with the Securities and Exchange Commission on November 2, 2009, to correct an inadvertent omission of the last table in Note 10, “Segment and Geographic Information” of the Notes to Condensed Consolidated Financial Statements. The Original 10-Q inadvertently duplicated the prior table.  This amendment is not intended to update any other information presented in the Original 10-Q.  References to the quarterly report on Form 10-Q herein shall refer to this quarterly report on Form 10-Q/A filed on November 4, 2009.

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

(1) See Note 2 "Restatement of Condensed Consolidated Financial Statements" of Notes to Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		As restated (1)		As restated (1)
Revenue:
Application	$44,870	$37,469	$128,988	$98,362
Consulting	5,866	9,177	18,924	22,015

Total revenue	50,736	46,646	147,912	120,377

Cost of revenue:
Application	10,599	9,866	30,901	22,521
Consulting	6,203	7,245	18,758	18,607

Total cost of revenue	16,802	17,111	49,659	41,128

Gross profit	33,934	29,535	98,253	79,249

Operating expenses:
Sales and marketing	16,481	15,879	49,536	38,471
Research and development	8,666	8,444	26,138	22,948
General and administrative	8,486	9,430	25,742	23,147
Restructuring and severance expense	-	1,330	-	1,611

Total operating expenses	33,633	35,083	101,416	86,177

Operating income / (loss)	301	(5,548)	(3,163)	(6,928)

Other income / (expense):
Interest income	52	261	246	1,556
Interest expense	(42)	(58)	(130)	(144)
Worldwide Compensation purchase option write-off	(1,084)	-	(1,084)	-

Total other income / (expense), net	(1,074)	203	(968)	1,412

Loss before provision for / (benefit from) income taxes	(773)	(5,345)	(4,131)	(5,516)
Provision for / (benefit from) income taxes	329	561	(831)	89
Net loss	$(1,102)	$(5,906)	$(3,300)	$(5,605)

Net loss per share attributable to Class A common stockholders — basic and diluted	$(0.04)	$(0.20)	$(0.11)	$(0.21)

Weighted-average Class A common shares — basic and diluted	30,883	29,388	30,540	26,818

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

The geographic mix of application services revenue based on the location of the customer’s contracting entity in the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	83%	83%	83%	83%
Canada	4%	5%	4%	6%
Europe	9%	8%	9%	7%
Rest of the world	4%	4%	4%	4%
	100%	100%	100%	100%

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

Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
	(In thousands)				(In thousands)
Cost of revenue - application	$10,599	$9,866	$733	7%	$30,901	$22,521	$8,380	37%
Cost of revenue - consulting	6,203	7,245	(1,042)	-14%	18,758	18,607	151	1%
Cost of revenue - total	$16,802	$17,111	$(309)	-2%	$49,659	$41,128	$8,531	21%

Cost of revenue – application- summary of changes

	Change from 2008 to 2009
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Employee-related costs	$(117)	$1,976
Hosting facility cost	1,004	3,715
Depreciation and amortizaton	(38)	1,526
Various other expense	(116)	1,163
	$733	$8,380

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

Cost of revenue – consulting - summary of changes
	Change from 2008 to 2009
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Employee-related costs	$(114)	$819
Professional services	(657)	(583)
Travel and entertainment	(224)	(400)
Various other expense	(47)	315
	$(1,042)	$151

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
Date: November 3, 2009

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