Form 10-K
period 2009-12-31
TALEO CORP
filed 2010-03-11
CIK 1134203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2009 was approximately $552 million (based on the closing sale price of such shares on the Nasdaq Global Market on June 30, 2009). This calculation excludes the shares of Class A common stock held by executive officers and directors at June 30, 2009. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

On March 5, 2010, the registrant had 39,586,535 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

PART I

ITEM 1.	BUSINESS

Overview

We are a leading global provider of on-demand talent management software solutions. Our goal is to help our customers improve business results through better talent management. We offer recruiting, performance management, compensation, succession planning, leadership development and analytics software solutions that help our customers attract and retain high quality talent, more effectively match workers’ skills to business needs, reduce the time and costs associated with manual and inconsistent processes, ease the burden of regulatory compliance, and increase workforce productivity through better alignment of workers’ goals, career plans and compensation with corporate objectives. In addition, our solutions are highly configurable which allows our customers to implement talent management processes that are tailored to accommodate different employee types (including professional and hourly), in different locations, business units and regulatory environments.

We deliver our solutions on-demand as a service that is accessed through an Internet connection and a standard web browser. Our solution delivery model, also called software-as-a-service or SaaS, eliminates the need for our customers to install and maintain hardware and software in order to use our solutions. We believe our SaaS model significantly reduces the time, cost and complexity associated with deployment of traditional, on-premise software solutions, and generally offers a lower upfront and total cost of ownership than traditional software solutions. We offer our solutions as a subscription-based service for which our customers pay a recurring annual or quarterly fee during the subscription term.

We market Taleo Enterprise, our suite of talent management solutions for medium and large enterprises with more complex needs, through our direct sales force and indirectly through our strategic partners. We completed our acquisition of Worldwide Compensation, Inc. (“WWC”) on January 1, 2010, which allows us to directly offer a compensation management solution to larger, more complex organizations. We market Taleo Business Edition, our suite of talent management solutions for smaller more centralized organizations, primarily through our inside sales team and Internet marketing efforts. As of December 31, 2009, our customer base included over 4,400 customers worldwide. Our customer base ranges in size from large, global organizations, including 47 of the Fortune 100, to small, private companies with few employees.

The Talent Management Market

Talent management encompasses multiple complex processes that together play a vital role in helping organizations attract, develop, motivate, compensate and retain human capital to more effectively execute on business objectives. Most organizations no longer view human capital as an expense to be minimized, but instead as an asset to be developed and optimized. Modern, innovative organizations now recognize that much of their value resides in human capital. This shift in thinking has mirrored the evolution of talent management from a manual, paper-based practice to a technology-enabled, strategic initiative. At the same time as this shift in thinking, demographic trends in certain working populations and the increasing rate of voluntary and involuntary job turn-over, what we refer to as job velocity, have made the ability to manage talent wisely a pressing need in organizations today.

To increase their return on investment in human capital, organizations now understand the need to systematically focus on measures such as quality of hire, time-to-productivity, internal employee mobility, employee retention, employee engagement, employee contribution and pay for performance. Systematically pursuing these goals requires the comprehensive, unified view of talent management that our solutions provide.

Our Software-as-a-Service Delivery Model

Our on-demand, software-as-a-service, delivery model enables our proprietary software solutions to be implemented, accessed and used by our customers remotely through an Internet connection, a standard web browser and a variety of other access points such as smart phones, hand-held devices, and productivity tools, like Microsoft Outlook. Our solutions are hosted and maintained by us, thus eliminating for our customers the time, risk, headcount and costs associated with installing and maintaining applications within their own information technology infrastructures. As a result, we believe our solutions require less initial investment in third-party software, hardware and implementation services, and have lower ongoing support costs than traditional enterprise software. The SaaS model also allows advanced information technology infrastructure management, security, disaster recovery and other best practices to be leveraged by smaller customers that might not otherwise be able to implement such practices in their own information technology environments. Our SaaS delivery model also enables us to take advantage of operational efficiencies. Since updates and upgrades to our solutions are managed by us on behalf of our customers, we are able to implement improvements to our solutions in a more rapid and uniform way. As a result, we are required to support fewer old versions of our solutions. This allows our development resources to focus more effort on innovative new products.

We believe our SaaS delivery model, coupled with our subscription-based license model, effectively replaces the large, front-loaded cost, typical of most traditional licensed enterprise software deployments, with a lower risk, pay-as-you-go model. We believe the SaaS model is well suited to the talent management market in which we operate.

Our Products

We offer two suites of talent management solutions: Taleo Enterprise and Taleo Business Edition. Taleo Enterprise is designed for medium and large enterprises with more complex needs. Our Taleo Enterprise solution provides support for unified, end-to-end talent management processes ranging from sourcing, recruiting and onboarding to performance management, goals management, development planning, succession planning and compensation. Taleo Business Edition is designed for smaller more centralized organizations, stand-alone departments and divisions of larger organizations, and staffing companies. Taleo Business Edition supports recruiting, onboarding, performance management and compensation. Our solutions are designed to address multiple worker types, including professional and hourly, with support for multiple languages as well as differing geographic and cultural requirements.

Our solutions are accessed through intuitive role-specific user interfaces, which allows only the content and functionality relevant to a specific user — whether a candidate, current employee, corporate recruiter, agency, line manager or system administrator — to be easily accessed by that user. The candidate-facing portions of Taleo Enterprise solutions are available in 27 languages. Taleo Business Edition is currently available in 4 languages.

Taleo Enterprise

Taleo Enterprise includes several product sets that address talent management.

Taleo Recruiting™ consists of a core solution offering that enables organizations to manage the recruitment process for professional and hourly job seekers, including attracting and evaluating candidates and existing employees, matching skills against job opportunities and managing candidate relationships. Taleo Recruiting provides configurable career sites through which job seekers may view and apply for open positions or submit a profile for future opportunities, and which enable many-to-many matching of job seekers against available job opportunities. Taleo Recruiting also includes the ability to structure variable workflows for different types of job seekers (including new college graduates) in different locations and regulatory environments. Taleo Recruiting also allows organizations to directly link with third party staffing agencies and provides tools to help streamline agency management and optimize agency spend.

Taleo Performance™ provides tools to help transform traditional employee assessment from an annual event to an ongoing, business-driven, evaluation and process improvement tool.

Taleo Development™ helps employees and managers create focused and dynamic career and development plans to improve individual performance and increase retention.

Taleo Goals™ helps organizations to better manage business outcomes by automating the creation, alignment and monitoring of organizational goals.

Taleo Succession™ provides access to a complete view of available, qualified talent and helps identify the best candidates to deliver on business goals.

Taleo Compensation™ provides a single view of compensation budgets and plans and offers tools to help update base and variable pay budgets as organization structures change.

Talent Management Platform Modules

Our talent management platform features and modules may be used in combination with our recruiting and performance management offerings. These features and modules help organizations gain strategic visibility across all of their talent management solutions and integrate our products to other systems.

Taleo Analytics™ gives customers a tool to gain strategic insights into their talent management practices through a metrics configuration tool, standard analytics dashboards, and dashboard authoring tools.

Taleo Anywhere™ provides access to Taleo’s solutions through many alternative platforms, such as Blackberry, smartphones, common productivity tools like Microsoft Outlook, and through alternate Web 2.0 means such as RSS feeds.

Taleo Connect™ uses a services-oriented integration framework to enable customer-managed and Taleo-managed integrations between our solutions and other systems.

Taleo Passport™ offers pre-built integrations with certified solution partners for background checks, assessments, tax credit screening and more.

Taleo Reporting™ offers tools to measure, analyze and optimize organizations’ talent processes with standard reports and advanced report writing tools.

Taleo Business Edition

Taleo Business Edition includes four distinct product sets, Taleo Recruit, Taleo Onboard, Taleo Perform, and Taleo Comp, built on a single platform.

Taleo Recruit™ facilitates an organization’s employee recruiting process. Taleo Recruit offers three service options that enable small businesses to acquire talent. The user interface allows users to create a customer specific talent management system with configurable objects, fields, layouts, views, workflow, reports, and integration.

Taleo Onboard™ automates the new hire process by enabling every department involved in the onboarding process to receive task assignments and update progress as tasks are completed.

Taleo Perform™ allows companies to define and monitor the full employee review cycle. Managers can initiate the review process and support employee self appraisals, manager assessments, and multi-rater reviews. Taleo Perform’s goals management module allows managers to establish quantitative and qualitative employee goals, and align employee goals to broader company goals. A secure employee portal enables employees to submit self-assessments online and provides access to basic employee data, company messaging, assigned goals, and performance reviews.

Taleo Comp™ enables small enterprises to determine the total cost of a compensation cycle and apply maximum and minimum limits. Managers may use multiple performance reviews to allocate merit and bonus pay based on employee achievement over a period of time.

Taleo Talent Grid

Taleo Talent Grid is a set of three online exchanges that provides a forum for our customers, solution partners and job seekers to share information, best practices and innovative solutions to common problems. The Talent Grid includes: (1) the Knowledge Exchange, an online social networking community that facilitates our customers’ ability to share and discuss talent management topics, product ideas and best practices in a quick social manner; (2) the Solution Exchange, an online exchange that allows our customers to explore, evaluate, demo and compare the products and services of our network of pre-integrated alliance partners (including sourcing, compliance, assessment, learning, tax credit screening, background checks and other technologies) in order to extend the value of their Taleo investments; and (3) the Talent Exchange, an opt-in marketplace where job seekers and employers can be connected to match job opportunities to a job seeker’s universal profile.

Our Growth Strategy

Our objective is to become the leading global provider of unified talent management solutions. Key elements of our strategy include:

Extending our technology leadership. We believe we have established advanced technological capabilities and competitive advantages through our component-based and service oriented architectures. Our advanced technologies have enabled us to develop our solutions on a common and native talent management platform. We intend to utilize our experience and our internal and third-party development resources to continue to develop our technology platform, infrastructure and applications to leverage new technologies and methodologies, such as Web 2.0 design principles, to capitalize on the talent management market opportunity. For example, Taleo 10, the latest version of our talent management solutions, includes a new, streamlined Web 2.0 user interface and greater mobile accessibility options, among other new features.

Expanding our solution offerings. We plan to continue to expand our suite of talent management solutions to deliver additional functionality that we can sell to our customer base and to new customers. We will continue this expansion through our internal development initiatives, like our development of a compensation management solution for smaller, less complex organizations, and we may also pursue strategic acquisitions, like our acquisition of WWC, through which we added solutions for compensation management and incentive compensation for larger, more complex organizations.

Expanding our target market opportunity. We intend to continue to expand and better serve our potential customer base by tailoring solutions and service offerings to meet the needs of specific vertical markets, government entities and mid-sized businesses of varying complexities. We also intend to implement marketing campaigns targeted to the needs and requirements of each of these segments of the talent management market. In the short term, we intend to continue our efforts to gain market share among organizations with between 5,000 and 13,000 employees, an initiative we refer to as Taleo Edge, and to gain market share in the U.S. federal government market.

Expanding our multinational customer base. We believe the increasing globalization of large organizations provides us with substantial opportunities to capitalize on our leadership in global deployments. We intend to expand our efforts to deploy our solutions to more organizations that are based outside of North America. We also intend to continue to enhance our multinational functionality and to expand our investment in our international operations to support organizations of all sizes globally.

Expanding adoption of the Taleo Talent Grid. In September 2009, we launched the Taleo Talent Grid, a set of three online exchanges that provides a forum for our customers, solution partners and job seekers to share information, best practices and innovative solutions to common problems. The Talent Grid is accessible as a convenient extension of our on-demand talent management software. We intend to continue to encourage adoption of the Talent Grid to enhance the value of our solutions to our customers and make our solutions more difficult to replace.

Technology

Our Software Applications

Our Taleo Enterprise solutions for recruiting and performance management reside on a common technology platform. Our component-based platform includes reporting and analytics capabilities, self-service integration and configuration tools, our proprietary method for contextualizing the user experience based upon a variety of organizational, location and job function attributes (which we refer to as our SmartOrg feature), the Talent Master Structured Data Platform (described in further detail below), and global language and currency capabilities. Because Taleo Recruiting and Taleo Performance share a common, native platform, we can provide clients superior interoperability between applications and a unified view of all talent management information. The self-service tools and SmartOrg make our solutions configurable for complex operations, giving companies enterprise-wide data and process consistency while being able to adapt the solution locally according to the organization, location, applicable laws, local staffing model, types of hires and internal mobility requirements.

The Talent Master Structured Data Platform maintains all employee, candidate, job and performance data elements required by our solutions. The data structure within the Talent Master Structured Data Platform includes information on skills, competencies, experience, behaviors and level of interest in a skill or competency that can be matched precisely to job requirements and business plans. The Talent Master Structured Data Platform enables organizations to inventory and search the skills of their external candidates and current employees in a common format to help managers and recruiters to decide between internal and external hires for new business initiatives, measure skills gaps in the existing workforce and prepare succession plans using both internal and external talent profiles.

Our Taleo Enterprise software applications for recruiting and performance management are written in Java and use Oracle as the relational database management system.

Our Taleo Business Edition solutions reside on a common technology platform that is separate from the Taleo Enterprise platform. The Taleo Business Edition platform enables us to deliver superior usability and functionality focused on small businesses, and allows for predictive modeling throughout the talent management lifecycle. Self-service tools within the platform provide standard and custom reporting and the ability to configure all Taleo Business Edition modules. The common platform also allows users to localize language and currency across the modules and within the configurable career websites and employee portals. It exposes all data through a standard open web service for integration, allowing customers to integrate Taleo Business Edition with any third party software application that accepts such standard protocols. These self-service configuration and integration tools, together with pre-configured templates for specific industry verticals, enable our small and midsize customers to use Taleo Business Edition for both simple and complex talent management operations.

Our Taleo Business Edition software applications are written in Java and use Microsoft SQL Server® as the relational database management system.

Our Taleo Compensation software applications, which we added through our recent purchase of WWC, and the Taleo Talent Grid are on a separate technology platform, are written in Java and use MySQL® as the relational database management system.

Our On-Demand Infrastructure

Taleo Enterprise

Our technology infrastructure is designed to achieve high levels of security, scalability, performance and availability. We use commercially available hardware in our data centers. Our software and hardware architecture runs on the Linux operating system and uses some proprietary and commercially available software as well as open-source software components for enhanced reliability and a scalable and secure computing environment which can accommodate exponential transaction load increases. Our secure Internet facing infrastructure includes load balancing and secure socket layer devices, anti-virus appliances and technology that allows us to detect and prevent unauthorized access to our infrastructure. Our tiered and virtualized application architecture specializes systems and application functions on dedicated servers for web, application, search, reporting, computing utilities, database management and storage services. Each server tier is designed and implemented with n+1 redundancy which allows us to extend systems and application capacity and availability on demand. All of our equipment and systems are remotely operated, monitored and managed by our personnel working on a 24/7 schedule. Key production technology specialists and managers are also on call at all times on a rotating basis. Our monitoring technology uses industry leading system monitoring and performance monitoring tools and we have also developed our own customized monitoring tools for added insight into the performance and availability of our systems.

We provide a highly secure computing environment as well as high application availability. Each customer is provided with its own secure application instance (which we refer to as a Zone). Each customer Zone includes its own logical and standard database schema, text translation management, configuration settings, reporting tools and data integration tools. Customers share infrastructure at all levels. The scalable design of the software and hardware infrastructure allows us to deploy customer Zones horizontally across any number of servers and to balance user session load to ensure continuous availability and high performance of applications. Our business continuity measures include daily incremental database backups to disk with recovery capabilities in any of our datacenters and weekly automated tape backups which we store off-site on encrypted tapes with a secure third party provider.

Data Centers

We currently deliver our solutions from ten data centers that host the applications for all of our customers.

The Taleo Enterprise platform is hosted from three facilities: a U.S. facility leased from Equinix, Inc. in San Jose, California, a U.S. facility leased from Internap Network Services Corporation in New York City, New York and a European data center facility, also leased from Equinix, in Amsterdam, the Netherlands. Internet bandwidth and access is provided by Internap in the two U.S. facilities and by Equinix in the Netherlands. In 2010 we plan to consolidate our U.S. production data center operations for our Taleo Enterprise solution into a new single facility in Chicago, Illinois.

The Taleo Business Edition platform is hosted from four U.S. facilities: facilities located in San Jose, California and Ashburn, Virginia, via a managed services arrangement, and facilities located in Jacksonville, Florida and San Francisco, California to host the legacy Vurv product for small and medium-sized organizations. Opsource, Inc. provides hardware, internet bandwidth, and access in the San Jose, California and Ashburn, Virginia hosting facilities through a managed services arrangement. Internet bandwidth and access for the legacy Vurv small and medium-sized organization recruiting product is provided by Peak 10 in the Jacksonville, Florida facility and by Serverpath in the San Francisco, California facility.

The Vurv legacy enterprise recruiting product for larger organizations is hosted through four facilities: Jacksonville, Florida, San Jose, California, Atlanta, Georgia and Amsterdam, the Netherlands. Internet bandwidth and access for the Vurv legacy enterprise recruiting product is provided by Peak 10 in the Florida and Georgia facilities, by Internap in San Jose and by Equinix in Amsterdam.

The Taleo Compensation solution is currently hosted from two facilities leased from Internap in San Jose, California and Los Angeles, California. Internap also provides the Internet bandwidth and access services for both of these locations.

Each location provides highly secure 24/7 manned facilities with cage environments, redundant power and cooling systems with on-site backup power generators, multi-layered access using access card/PIN code and/or biometrics for authentication.

Over time we expect to consolidate the data centers hosting Vurv legacy products for larger organizations into existing data centers hosting the Taleo Enterprise platform. We expect to discontinue all data center operations related to the Vurv legacy products for small and medium-sized organizations in 2010 as that product line has been discontinued.

The Taleo Talent Grid solution is hosted from cloud computing facilities located in the U.S.

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

Taleo Services Methodologies

We have developed methodologies that enable us to accelerate the deployment of our solutions across a variety of industries and talent management environments:

Taleo Implementation Methodology Working with Fortune 500 companies, we developed methods to optimize critical business processes, while maintaining the integrity of our customers’ business drivers. The Taleo Implementation Methodology addresses specific recruiting and performance management processes for position management, requisition management, candidate management, collaborative workflow, new hire on-boarding review, performance appraisals, goals management, career management and succession planning. Our Taleo Enterprise consultants work with our customers to implement our solutions by mapping solution workflows and best practices to the organization’s structure, business requirements, and processes, and ultimately configuring a skills-based platform for complete talent management configured uniquely for each customer.

Talent Practices Knowledge Base Our talent practices knowledge base (which we call “Green Pages”) enables us to understand an organization’s overall talent management environment, including internal and external business drivers, talent management models, hire types and talent management processes and to recommend best practices to optimize talent management processes. Green Pages is a searchable database of descriptions of the complex enterprise talent management challenges faced within different industries and geographies. Green Pages also provides specific details of the solutions our consultants implemented to address these challenges, and the results obtained. This knowledge base reflects years of talent management experience across a wide variety of industries. Our consultants use the collective data from our knowledge base to help our new customers solve their complex talent management challenges, and to help our existing customers hone their talent management practices and processes.

Implementation Services

Our Taleo Enterprise implementation services begin with a complete evaluation of a customer’s current talent management practices. Services include process definition, to determine the configuration of the solutions, and integration with existing applications to fit each organization’s dynamic business requirements. We have a dedicated project management office that equips our consultants with a library of toolkits, forms, training documentation and workshop templates. The project management office also audits active customer engagements quarterly to help ensure consistent quality.

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

Technical Services

We offer comprehensive technical services to help our customers integrate our solutions with other third-party solutions within our customers’ system portfolios. Many of our Taleo Enterprise clients leverage our technical expertise to assist with technical engagements such as data conversion, ongoing data interfaces, single sign-on for internal users, third-party integration and technical readiness assessments. We also provide services to identify and develop reports and dashboards using our advanced reporting technology. We work with our clients in various ways, from knowledge transfer to help them better use our self-service technology, to full-service, on-site implementation projects.

Training

Through Taleo University, we offer a full range of educational services to foster customer self-sufficiency. These services include: pre-deployment classroom training, train-the-trainer programs, system administrator training, post-deployment specialty training, upgrade training and a full catalogue of interactive, self-study eLearning/web-based training courses. We also offer a variety of training tools to drive user adoption, including solution user manuals, process user guides, feature training exercises, a self-service website for training scheduling and registration, post-training assessment and certification, and both synchronous and asynchronous web-based training options for remote users. Customers may license Taleo University courseware and trainer kits for in-house use or license the Taleo Proficiency learning content development tools to build their own custom elearning programs. Our solutions are designed to meet the requirements of customers of various sizes, and we measure all training engagements for quality and customer satisfaction.

Customer Support

Our global customer support organization for Taleo Enterprise provides both proactive and customer-initiated support. We deliver customer assistance via universal toll-free telephone access, internet “‘click-to-chat’” technology, and our web-based incident management system to our customers’ designated points-of-contacts, 24 hours a day, seven days a week. Our customer support organization tracks all customer support requests in our incident management system and displays the status of these requests to the user through our Customer Support Portal, enabling users to know the status of their support requests, the person responsible for resolving them, and the targeted timing and process for resolution. Our Customer Support Portal, directly accessible through our Taleo Enterprise solutions, gives customers easy access to: our incident management system; our knowledge database, which enables easy search of documentation and solutions; our reporting system which allow customers to see real-time support metrics for their issues; and our production portal, which provides real-time views and reports on the health, performance, and activity of a customer’s Zone.

Customer support is provided from support centers in five locations operating globally in a follow-the-sun model. In North America, customer support operates from Quebec City, Canada, Jacksonville, Florida, and our corporate headquarters in Dublin, California. Internationally, customer support operates from the Greater London area and Sydney, Australia. We utilize our corporate VOIP telephone system coupled with web-based tools and systems to deliver seamless service to our customers, irrespective of the point of delivery.

Our customer support management team utilizes real-time analytic dashboards to monitor performance and make rapid adjustments to ensure consistency in our service levels. Our senior customer support executives receive automated alerts for escalated issues, review the analytic dashboards, customer satisfaction reports, and take appropriate action to ensure that we maintain customer satisfaction.

Customers

As of December 31, 2009, our customer base included over 4,400 customers worldwide, including 47 of the Fortune 100. We market our Taleo Enterprise solutions to medium and large organizations with more complex needs, typically with more than 5,000 employees. We market our Taleo Business Edition solutions to smaller, more centralized organizations, typically with fewer than 5,000 employees. Our customers include organizations in the business services, consumer goods, energy, financial services, healthcare, manufacturing, technology, transportation, government and retail sectors, and range in size from smaller, private companies to large, global corporations with more than 300,000 employees. No single customer has accounted for more than ten percent of our revenue or accounts receivable in any of the last three years.

Sales and Marketing

We sell subscriptions to our solutions through our global direct sales force and through our strategic partners. Our direct sales organization has field sales professionals in metropolitan areas throughout the United States, Canada, Europe and Australia. Our Taleo Enterprise direct sales force consists of regional sales managers, solutions consultants and business development representatives that sell our solutions to new customers. We also maintain a separate team of account executives that focuses on renewing and selling new solutions and services to existing Taleo Enterprise customers. In addition, we have developed partnerships and direct sales relationships with business process outsourcing, or BPO, human resources outsourcing, or HRO, and recruitment process outsourcing, or RPO, providers. Our BPO, HRO and RPO partners use our solutions to manage talent management for their customers as part of their broader human resource offerings. Our Taleo Business Edition offerings are sold primarily through an inside sales team and through our website.

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

Research and Development

Our research and development organization consists of product management and development employees. Our research and development organization is primarily located in Quebec City, Canada and Jacksonville, Florida. We also have development staff in Dublin, California and other locations. We use independent development firms or contractors for portions of our development related work, with current research and development efforts occurring in Budapest, Hungary, and Kiev, Ukraine. Our development methodology allows us to implement flexible development cycles that result in more timely and efficient delivery of new solutions and enhancements to existing solutions. We focus our research and development efforts on improving and enhancing our existing solution offerings as well as developing new solutions. The responsibilities of our research and development organization include product management, product development, and software maintenance. We allocate a portion of our research and development budget to the development of our technology platform, including our Talent Master Structured Data Platform (discussed above) and the platform underlying the configuration capabilities of our solutions (what we refer to as Configurable Staffing Process Platform). Our research and development expenditures, net of provincial investment credits we receive from the province of Quebec for qualifying research and development expenditures, are expensed as incurred.

Competition

The market for talent management solutions is highly competitive and rapidly evolving. We believe that the principal competitive factors in this market include:

•	product performance and functionality;

•	breadth and depth of functionality;

•	multinational capabilities;

•	ease of implementation and use;

•	security and data privacy;

•	ability to integrate with third-party solutions;

•	scalability and reliability;

•	company reputation;

•	financial stability; and

•	price.

We believe that we compete favorably with respect to these factors. Our Taleo Enterprise solution competes with enterprise resource planning software from vendors such as Oracle Corporation and SAP AG, and also with products and services from vendors such as ADP, Cezanne, Cornerstone OnDemand, Halogen Software, HRSmart, Jobpartners, Kenexa, Kronos, Peopleclick Authoria, Pilat, Plateau, Saba, Salary.com, Stepstone, SuccessFactors, SumTotal Systems, Technomedia, TEDS, Workday and Workstream. Our Taleo Business Edition solution competes primarily with ADP, Bullhorn, Halogen Software, iCIMs, KMS Software Company, Monster, SilkRoad Technology, SuccessFactors and Talent Technology Corporation.

Our current and potential competitors include large, multi-national companies who have a larger installed base of users, longer operating histories, greater name recognition and substantially greater technical marketing and financial resources. In addition, we compete with smaller companies who may adapt better to changing conditions in the market. Our competitors may develop products or services that will be superior to our products, or that will achieve greater market acceptance.

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

Employees

As of December 31, 2009, we had 916 employees. None of our employees are represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relationship with our employees to be good.

Business Combinations

Over the past three years, we expanded our market share, acquired new technology or supplemented our technology by purchasing businesses and assets focused in the talent management market. During this time period, we acquired the following businesses:

Date of Closing	Company	Details
July 1, 2008	Vurv Technology, Inc. (“Vurv”)	Taleo acquired Vurv which provided new customer relationships and intellectual property.

July 3, 2007	Wetfeet, Inc. (“Wetfeet”)	Taleo acquired certain assets associated with the Wetfeet hiring management solution, including customer contracts, from Wetfeet, Inc. and its parent Universum Communications Holdings, Inc.

March 7, 2007	JobFlash, Inc. (“JobFlash”)	Taleo acquired certain assets of JobFlash, Inc., including customer contracts and intellectual property related to hourly hiring management, scheduling management and voice recognition tools for hiring management. The assets acquired provided the basis for our Taleo Scheduling Center solution and hourly hiring management tools for our Taleo Business Edition solution.

Subsequent to year-end, on January 1, 2010 we acquired Worldwide Compensation, Inc. (“WWC”) through which we added solutions for compensation management and incentive compensation for larger, more complex organizations.

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

RISK FACTORS

Because of the following factors, as well as other variables affecting our operating results and financial condition, past performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occurs, our business, financial condition or results of operation could be materially and adversely affected. In that case, the trading price of our stock could decline, and you may lose some or all of your investment.

We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.

With the exception of the years ended December 31, 2007 and 2009, we have incurred annual losses in every year since our inception. As of December 31, 2009, our accumulated deficit was $77.0 million, comprised of aggregate net losses of $63.2 million and $13.8 million of dividends and issuance costs on preferred stock. In the twelve months ended December 31, 2009, we reported net income of $1.3 million. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. As we continue to incur costs associated with regulatory compliance and implement initiatives to grow our business, which include, among other things, acquisitions, international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from achieving or sustaining profitability. For instance, in the year ended December 31, 2009, our profitability was negatively impacted by amortization expense associated with our acquisition of Vurv. In the near term, we expect to continue to incur significant amortization expense associated with both the July 1, 2008 acquisition of Vurv Technology, Inc. (“Vurv”) and the January 1, 2010 acquisition of Worldwide Compensation, Inc. (“WWC”). In addition, we may incur losses as a result of revenue shortfalls or increased expenses associated with our business. As a result, our business could be harmed and our stock price could decline.

Unfavorable economic conditions and reductions in information technology spending could limit our ability to grow our business.

Our operating results may vary based on the impact of changes in economic conditions globally and within the industries in which our customers operate. The revenue growth and profitability of our business depends on the overall demand for enterprise application software and services. Our revenue is derived from organizations whose businesses may fluctuate with global economic and business conditions. Historically, economic downturns have resulted in overall reductions in corporate information technology spending. Accordingly, the current downturn in global economic conditions has weakened and may continue to weaken demand for our software and services. For example, we believe that customer budget cuts and the lack of available credit for small- and medium-sized organizations have negatively impacted sales of our Taleo Business Edition solutions, and we believe that sales of our Taleo Enterprise solutions have been negatively affected by economic conditions as well. In addition, an economic decline impacting a particular industry may negatively impact demand for our software and services in the affected industry. Many of the industries we serve, including financial services, manufacturing (including automobile manufacturing), technology and retail, have recently suffered a downturn in economic and business conditions and may continue to do so. A softening of demand for enterprise application software and services, and in particular enterprise talent management solutions, caused by a weakening global economy or economic downturn in a particular sector would adversely affect our business and likely cause a decline in our revenue.

We will likely experience longer sales cycles, increased pricing pressure and decreased demand for certain of our services as a result of unfavorable economic conditions.

If general economic conditions worsen or fail to improve, we will likely continue to experience the conditions that began in the first quarter of 2008 of increased delays in our sales cycles and increased pressure from prospective customers to offer discounts higher than our historical practices. We may also experience increased pressure from existing customers to renew expiring software subscriptions agreements at lower rates. In addition, certain of our customers may attempt to negotiate lower software subscription fees for existing arrangements because of downturns in their businesses. If we accept certain requests for higher discounts or lower fees, our business may be adversely affected and our revenues may decline. Also, in a difficult economic environment, our existing customers may elect not to purchase additional education and consulting services from us outside of the context of new product implementations, which we refer to as standalone engagements. Additionally, certain of our customers have become or may become bankrupt or insolvent as a result of the current economic downturn, and we may lose all future revenue from such customers and payment of receivables may be lower or delayed as a result of bankruptcy proceedings.

We may not achieve the anticipated benefits of our acquisition of Vurv, which could adversely affect our operating results and cause the price of our common stock to decline.

On July 1, 2008, we completed our acquisition of Vurv, our largest acquisition to date. We have limited experience in integrating an acquired company of Vurv’s size, and our acquisition of Vurv subjects us to a number of risks, including the following:

•	we may have difficulty renewing former Vurv customers at the expiration of their current agreements;

•

we may be unable to convert certain Vurv customers — including in particular those that previously entered into perpetual licenses and customer on-premise hosting arrangements — to the Taleo platform and our vendor-hosted subscription model;

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

•	we will incur additional expense to maintain and support the Vurv product lines for up to three years while customers are migrated to the Taleo platform; and

•	we may find it difficult to integrate Vurv’s hosting infrastructure and operations with our own hosting operations.

There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our acquisition of Vurv. To the extent that we are unable to successfully manage these risks, our business, operating results, or financial condition could be adversely affected, and the price of our common stock could decline.

Because we recognize software subscription revenue over the term of the agreements for our software subscriptions, a significant downturn in our business may not be reflected immediately in our operating results, which increases the difficulty of evaluating our future financial position.

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

Because of the way we are required to recognize our consulting revenue under applicable accounting guidance, consulting revenue reported for a particular period may not be indicative of trends in our consulting business, which increases the difficulty of evaluating our future financial position.

During 2009 and prior years, when we sold software subscriptions and consulting services in a single arrangement, we recognized revenue from consulting services ratably over the term of the software subscription agreement, which is typically three or more years, rather than as the consulting services were delivered, which is typically during the first six to nine months of a software subscription agreement. Accordingly, a significant portion of the revenue for consulting services performed in any quarterly reporting period prior to 2010 was deferred to future periods. As a result, our consulting revenue for any quarterly reporting period may not be reflective of the consulting services delivered during the reporting period or of the business trends with respect to our consulting services business. Further, since we recognize expenses related to our consulting services in the period in which the expenses are incurred, the consulting margins we report in any quarterly reporting period may not be indicative of the actual gross margin on consulting services delivered during the reporting period.

In October 2009 the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for revenue arrangements that contain multiple components to be delivered to a customer. Under the new standard each revenue component is considered a separate deliverable and the standard provides guidance for establishing fair value for each deliverable. When vendor-specific objective evidence or third-party evidence of selling price for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price of each separate deliverable and allocate consideration for the arrangement using the relative selling price method. This guidance is effective as of the beginning of an entity’s fiscal year that begins after June 15, 2010; however, early adoption is permitted. We have elected to adopt the new guidance as of January 1, 2010.

In the context of our typical arrangements in which software subscriptions and consulting services are sold together, the new guidance will result in the consulting services revenue in such arrangements being recognized as delivered. We expect substantially all of our revenue from consulting service arrangements entered into on or after January 1, 2010 to be recognized as the consulting services are delivered, while consulting revenue from combined software subscription and consulting services arrangements entered into prior to 2010 will continue to be recognized ratably over the term of the software subscription agreement. The application of these two revenue recognition methodologies will result in our consulting revenue for the foreseeable future including a mix of revenue from consulting services delivered during the reporting period and consulting services delivered in previous reporting periods.

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

Most of our Taleo Enterprise customers enter into software subscription agreements with duration of three years or more from the initial contract date. Most of our Taleo Business Edition customers enter into annual software subscription agreements. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial term of their agreements. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers. Under certain circumstances, our customers may cancel their subscriptions for our solutions prior to the expiration of the term. Our future success also depends, in part, on our ability to sell new products and services to our existing customers. If our customers terminate their agreements, fail to renew their agreements, renew their agreements upon less favorable terms, or fail to buy new products and services from us, our revenue may decline or our future revenue may be constrained.

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

We have experienced, and expect to continue to experience, intense competition from a number of companies. Our Taleo Enterprise solution competes with enterprise resource planning software from vendors such as Oracle Corporation and SAP AG, and also with products and services from vendors such as ADP, Cezanne, Cornerstone OnDemand, Halogen Software, HRSmart, Jobpartners, Kenexa, Kronos, Peopleclick Authoria, Pilat, Plateau, Saba, Salary.com, Stepstone, SuccessFactors, SumTotal Systems, Technomedia, TEDS, Workday, and Workstream. Our Taleo Business Edition solution competes primarily with ADP, Bullhorn, Halogen Software, iCIMs, KMS Software Company, Monster, SilkRoad Technology, SuccessFactors and Talent Technology Corporation. Our competitors may announce new products, services or enhancements that better meet changing industry standards or the price or performance needs of customers. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

There has been vendor consolidation in the market in which we operate. For example, recently Peopleclick was acquired by Bedford Funding, a private equity firm that also acquired Authoria in 2008. Additional consolidation within our industry may change the competitive landscape in ways that adversely affect our ability to compete effectively.

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

The results of our review of our revenue recognition practices and resulting restatement has had adverse effects on our financial results and has resulted in litigation and may continue to have adverse effects on our financial results.

In March 2009, we announced that we had completed a review of our revenue recognition practices and, as a result of this review, we restated certain financial statements. Our review of our revenue recognition practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses. The accounting, legal and other expenses associated with the restatement have had a material adverse effect on our results of operations. Also, litigation has been filed against us and certain of our current and former officers relating to a failure to apply accounting principles generally accepted in the United States, or GAAP, in the reporting of quarterly and annual financial statements and securities prospectuses from the time of our initial public offering to our most recent filing with the SEC. See Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a more detailed description of these proceedings. Though the complaint in these proceedings has been dismissed, these proceedings are in the preliminary stages, and plaintiff has been granted leave to amend and re-file its complaint. The ultimate outcome of these proceedings could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of this litigation could result in further significant expenditures and diversion of our management’s time and attention from the operation of our business, which could impede our business. While we maintain standard directors and officers insurance, all or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

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

Prior to the filing of our financial results for the period ended March 31, 2007, we identified a material weakness in connection with the evaluation of the effectiveness of our internal controls as of March 31, 2007 related to the identification of a material required adjustment, which affected cash, accounts receivable and cash flow from operations. Additionally in the third quarter of 2008, we identified certain control deficiencies relating to the application of applicable accounting literature related to revenue recognition. These deficiencies constituted a material weakness in internal control over financial reporting as of September 30, 2008. In October 2009, we determined that there was a material weakness in our internal control over financial reporting as of December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009. Specifically, our controls to calculate stock-based compensation expense related to the application of the forfeiture rate were not designed effectively, and a material weakness existed in the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate as of those periods.

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

As a result of the delayed filing of our Annual Report on Form 10-K for the year ended December 31, 2008 as well as our Quarterly Report on Form 10-Q for the period ended September 30, 2008, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others through March 16, 2010, which is one year from the original due date of the last untimely filed report. We have used and may use Form S-1 to raise capital or complete acquisitions in the future, but doing so may increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

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

Sales to U.S. and foreign federal, state and local governmental agency end-customers have accounted for a small portion of our revenue, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products and services to such governmental entity. Government entities may require contract terms that differ from our standard arrangements. In addition, government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Most of our sales to government entities have been made indirectly through third-party prime contractors that resell our solutions. Government entities may have contractual or other legal rights to terminate contracts with our resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations.

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

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance, we must enhance and improve existing products and continue to introduce new products and services. For instance, the Taleo Talent Grid, a foundation for sharing industry knowledge, technology and candidates, became generally available to our customers in September 2009, and Taleo 10, the newest version of our talent management solutions, became generally available to our customers in February 2010. Additionally, on January 1, 2010, we completed our acquisition of WWC, which allows us to offer a compensation management solution directly to our customers. Any new products we develop or acquire may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenue and may generate losses. If we are unable to develop or acquire new products that appeal to our target customer base or enhance our existing products or if we fail to price our products to meet market demand or if the products we develop or acquire do not meet performance expectations or have a higher than expected cost structure to host and maintain, our business and operating results will be adversely affected. Our efforts to expand our solutions beyond our current offerings or beyond the talent management market may divert management resources from existing operations and require us to commit significant financial resources to an unprofitable business, which may harm our existing business.

We expect to incur additional expense to develop software products and to integrate acquired software products into existing platforms to maintain our competitive position. For example, our acquisition of WWC will require significant effort to integrate existing WWC products into our platform and hosting infrastructure over time. In addition, we have invested in software development locations other than the locations where we traditionally developed our software. For example, we have invested in development locations in Eastern Europe and Ukraine and we may invest in other locations outside of North America in the future. In addition, we plan to continue to invest in Jacksonville, Florida, as a software development location. We may engage independent contractors for all or portions of this work. These efforts may not result in commercially viable solutions, may be more expensive or less productive than we anticipate, or may be difficult to manage and result in distraction to our management team. If we do not manage these remote development centers effectively or receive significant revenue from our product development investments, our business will be adversely affected.

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

We have made, continue to make and are actively evaluating acquisitions or investments in companies, products, services, and technologies to expand our product offerings, customer base and business. For example, in 2008, we completed our acquisition of Vurv, which is our largest acquisition to date. In January 2010, we completed our acquisition of WWC. We have limited experience in executing acquisitions and investments. Acquisitions and investments involve a number of risks, including the following:

•	being unable to achieve the anticipated benefits from our acquisitions;

•

discovering that we may have difficulty integrating the accounting systems, operations, and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

•	difficulty incorporating the acquired technologies or products into our existing code base;

•	problems arising from differences in applicable accounting standards of the acquired business (for instance, non-U.S. businesses may not prepare their financial statements in accordance with GAAP);

•	problems arising from differences in the revenue, licensing or support model of the acquired business;

•	customer confusion regarding the positioning of acquired technologies or products;

•	difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	difficulty retaining the acquired business’ customers; and

•	problems or liabilities associated with product quality, data privacy, data security, technology and legal contingencies.

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

Our solutions involve the storage and transmission of customers’ proprietary information and users’ personal information, including the personal information of our customers’ job candidates. As part of our solution, we may also offer third-party proprietary solutions which require us to transmit our customers’ proprietary data and the personal information of job candidates to such third parties. Security breaches could expose us to loss of this information, and we could be required to undertake an investigation, notify affected data subjects and appropriate legal authorities and regulatory agencies, and conduct remediation efforts, which could include modifications to our current security practices and ongoing monitoring for users whose data might have been subject to unauthorized access. Accordingly, security breaches may result in investigation, remediation and notification expenses, litigation, liability, and financial penalties. For example, in May 2009, a legacy Vurv customer using a customized version of the Vurv software informed us that email addresses contained in its candidate database, which we host, were used by an unauthorized third party to solicit additional personal information from job candidates. While it has not been determined that this incident resulted from a breach of our security measures, our customer has been sued with respect to this incident and we cannot be certain that a claim will not be asserted against us or that we will not incur liability or additional expense with respect to this matter.

While we have administrative, technical, and physical security measures in place, and we contractually require third parties to whom we transfer data to have appropriate security measures, if any of these security measures are breached as a result of third-party action, employee error, criminal acts by an employee, malfeasance, or otherwise, and, as a result, someone obtains unauthorized access to customer data or personal information, our reputation will be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we and our partners to whom we transfer data may be unable to anticipate these techniques or to implement adequate preventative measures. We do not encrypt all data we store for our customers while such data is at rest in the database. Applicable law may require that a security breach involving certain types of unencrypted data be disclosed to each data subject or publicly disclosed. If an actual or perceived breach of our security occurs, the market perception of our security measures could be harmed and we could lose sales and customers. Our insurance policies may not adequately compensate us for any losses that may occur due to failures in our security measures.

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

If we fail to manage our hosting infrastructure capacity satisfactorily, our existing customers may experience service outages and data loss, and our new customers may experience delays in the deployment of our solution.

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

In addition, we may in the future consolidate certain of our data centers with our other existing data centers, or move certain data center operations to new facilities. For example, we plan to consolidate our U.S. production data center operations for our Taleo Enterprise solution into a new Chicago, Illinois facility in 2010. If we consolidate these data center operations, we will need to relocate existing hardware, purchase new hardware, and migrate all of our Taleo Enterprise customers’ proprietary information and their users’ personal information. Although we take reasonable precautions designed to mitigate the risks of such a move, such transitions create increased risk of service disruptions, outages or the theft or loss of important customer and user data that could harm our reputation, subject us to financial liability, and adversely affect our revenue and earnings.

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

Although we back up data stored on our systems at least daily to disks in our data centers, and weekly to automated tape which is stored offsite, our infrastructure does not currently include real-time, or near real-time, mirroring of data storage and production capacity in more than one geographically distinct location. Thus, in the event of a physical disaster, or certain other failures of our computing infrastructure, customer data from recent transactions may be permanently lost.

We currently deliver our solutions from ten data centers that host the applications for all of our customers. The Taleo Enterprise platform is hosted from three facilities: a U.S. facility leased from Equinix, Inc. in San Jose, California, a U.S. facility leased from Internap Network Services Corporation in New York City, New York and a European data center facility also leased from Equinix in Amsterdam, the Netherlands. Internet bandwidth and access is provided by Internap in the two U.S. facilities and by Equinix in the Netherlands. The Taleo Business Edition is hosted from four facilities in the U.S.: facilities located in San Jose, California and Ashburn, Virginia, both operated via a managed services arrangement, and facilities located in Jacksonville, Florida and San Francisco, California to host the legacy Vurv product for small and medium-sized organizations. Opsource, Inc. provides hardware, internet bandwidth, and access in the San Jose, California and Ashburn Virginia hosting facilities through the managed services arrangement. Internet bandwidth and access for the legacy Vurv small and medium-sized organization recruiting product is provided by Peak 10 in the Jacksonville, Florida facility and by Serverpath in the San Francisco, California facility.

The Vurv legacy enterprise recruiting product is hosted through four facilities located in Jacksonville, Florida, San Jose, California, Atlanta, Georgia and Amsterdam, the Netherlands. Internet bandwidth and access for the Vurv legacy enterprise recruiting product is provided by Peak 10 in the Florida and Georgia facilities, by Internap in San Jose and by Equinix in Amsterdam.

The Taleo Compensation solution is currently hosted from two facilities leased from Internap in San Jose, California, and Los Angeles, California. Internap also provides the Internet bandwidth and access services for both of these locations.

We do not control the operation of these facilities and must rely on these vendors to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. In the case of Opsource and Vurv locations that are managed service locations, we also rely upon the third-party vendor for hardware associated with our hosting infrastructure. Although we believe we would be able to enter into a similar relationship with another third party should one of these relationships fail or terminate for any reason, we believe our reliance on any third-party vendor exposes us to risks outside of our control. If these third-party vendors encounter financial difficulty such as bankruptcy or other events beyond our control that cause them to fail to secure adequately and maintain their hosting facilities or provide the required data communications capacity, our customers may experience interruptions in our service or the loss or theft of important customer data. We plan to consolidate our U.S. production data center operations for our Taleo Enterprise Solution into a new single facility in Chicago, Illinois in 2010. We may elect to open computing and communications hardware operations at additional third-party facilities located in the United States, Europe or other regions. We are not experienced at operating such facilities in jurisdictions outside the United States and doing so may pose additional risk to us.

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

During the twelve months ended December 31, 2009, application revenue generated outside of the United States was 19% of total revenue, based on the location of the legal entity of the customer with which we contracted, of which 4% was revenue generated in Canada. Our primary research and development operation is in Quebec, Canada, but we conduct research and development in other international locations as well. We currently have international offices outside of North America in Australia, France, the Netherlands, Singapore and the United Kingdom, which focus primarily on selling and implementing our solutions in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	differing regulations in Quebec, Canada with regard to maintaining operations, products and public information in both French and English;

•

differing labor regulations, especially in the European Union and Quebec, Canada where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

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

We currently have foreign sales denominated in foreign currencies, including the Australian dollar, British pound sterling, Canadian dollar, the euro, New Zealand dollar, Singapore dollar and Swiss franc and may in the future have sales denominated in the currencies of additional countries. In addition, we incur a substantial portion of our operating expenses in Canadian dollars and, to a much lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively affect our business, financial condition and operating results. For instance, in 2009, the impact of changes in foreign currency exchange rates compared to the average rates in effect during 2008 was a $2.1 million increase in income before income taxes. In 2010, the volatility in exchange rates for foreign currencies has continued and may continue and, as a result, we may continue to see fluctuations in our revenue and expenses, which may impact our operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

If we fail to defend our proprietary rights aggressively, our competitive advantage could be impaired and we may lose valuable assets, experience reduced revenue, and incur costly litigation fees to protect our rights.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our proprietary rights in our products and services. We do not have any issued patents. We do not rely on patent protection. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries in which we operate. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors from developing technologies independently that are substantially equivalent or superior to our products. Initiating legal action has been and may continue to be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business.

Current and future litigation against us could be costly and time consuming to defend.

We are sometimes subject to legal proceedings and claims that arise in the course of business. For example, we are currently defendant in a suit alleging patent infringement and were recently defendant in a suit alleging securities fraud, both of which are described in more detail in Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009. Litigation may result in substantial costs, including lengthened or discontinued sales cycles due to concerns of existing or prospective customers with respect to litigation, and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. See Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, for further information regarding pending and threatened litigation and potential claims.

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

Our ability to conclude that a control deficiency is not a material weakness or that an accounting error does not require a restatement can be affected by a number of factors, including our level of pre-tax income.

Under the Sarbanes-Oxley Act of 2002, our management is required to assess the impact of control deficiencies based upon both quantitative and qualitative factors, and depending upon that analysis we classify such identified deficiencies as either a control deficiency, significant deficiency or a material weakness.

One element of our analysis of the significance of any control deficiency is its actual or potential financial impact. This assessment will vary depending on our level of pre-tax income or loss. For example, a smaller pre-tax income or loss will increase the likelihood of a quantitative assessment of a control deficiency as a significant deficiency or material weakness.

Because our pre-tax income is relatively small, if management or our independent registered public accountants identify an error in our interim or annual financial statements, it is more likely that such an error may be determined to be a material weakness or may meet the quantitative threshold established under Staff Accounting Bulletin No. 99, “Materiality”, that could, depending upon the complete quantitative and qualitative analysis, result in our having to restate previously issued financial statements.

Our reported financial results may be adversely affected by changes in generally accepted accounting principles or changes in our operating history that impact the application of generally accepted accounting principles.

Accounting principles generally accepted in the United States, or GAAP, are subject to interpretation by the FASB, the SEC, the American Institute of Certified Public Accountants, or AICPA, the Public Company Accounting Oversight Board and various other organizations formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our historical or future financial results.

The application of GAAP to our operations may also require significant judgment and interpretation as to the appropriate treatment of a specific issue. These judgments and interpretations are complicated by the relative newness of the on-demand, vendor-hosted software business model, also called software-as-a-service, or SaaS, and the relative lack of interpretive guidance with respect to the application of GAAP to the SaaS model. For example, in connection with our 2009 review of our revenue recognition practices, we submitted a pre-clearance submission to the Office of the Chief Accountant of the SEC, or OCA, requesting its view of our historical application of accounting guidance related to the recognition of multiple element arrangements. Following consultation with the OCA, we changed our application of the guidance to recognize revenue from consulting services ratably over the term of the software subscription agreement when we sell software subscriptions and consulting services in a single arrangement, rather than as the consulting services are delivered, as we had done in the past. In October 2009, however, the FASB issued accounting guidance related to the recognition of multiple element arrangements, which will supersede the guidance in place during 2009. The new guidance, which we are adopting as of January 1, 2010, will generally require us to recognize the majority of consulting services revenue from multiple element arrangements as the consulting services are delivered for arrangements we enter into after January 1, 2010. We cannot ensure that our interpretations and judgments with respect to the application of GAAP will be correct in the future and any incorrect interpretations and judgments could adversely affect our business.

If benefits currently available under the tax laws of Canada, the province of Quebec and other jurisdictions are reduced or repealed, or if we have taken an incorrect position with respect to tax matters under discussion with the federal Canadian Revenue Agency or other domestic or international taxing authorities, our business could suffer.

The majority of our research and development activities are conducted through our Canadian subsidiary, Taleo (Canada) Inc. We participate in a provincial government program in Quebec that provides investment credits based upon qualifying research and development expenditures. These expenditures primarily consist of the salaries for the persons conducting research and development activities. We have participated in the program since 1999, and expect that we will continue to receive these refundable investment tax credits through December 2010. In 2009, we recorded a $2.4 million reduction in our research and development expenses as a result of this program. We anticipate the continued reduction of our research and development expenses through application of these credits through 2010. If these investment credit benefits are reduced or eliminated, our financial condition and operating results may be adversely affected.

In addition to the provincial research and development investment credit program described above, our Canadian subsidiary is participating in a scientific research and experimental development, or SRED, program administered by the Canadian federal government that provides income tax credits based upon qualifying research and development expenditures. For tax year 2009, we recorded an estimated SRED credit claim of approximately $1.0 million. Our Canadian subsidiary is eligible to remain in the SRED program for future tax years as long as its development projects continue to qualify. These Canadian federal SRED tax credits can only be applied to offset Canadian federal taxes payable and are reported as a credit to our tax provision to the extent they reduce taxes payable to zero with any residual benefits recorded as a net deferred tax asset. We believe that our Canadian subsidiary is in compliance with these government programs and that all amounts recorded will be fully realized. If these SRED investment credits are reduced or disallowed by the federal Canada Revenue Agency (“CRA”), our financial condition and operating results may be adversely affected.

In December 2008, we were notified by the CRA of their intention to audit tax years 2003 through 2007. To date, CRA has issued proposed assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and CAD $6.9 million, respectively. These adjustments relate, principally, to our treatment of Canadian Development Technology Incentives (“CDTI”) investment credits and income and expense allocations recorded between our parent company and our Canadian subsidiary. We disagree with the CRA’s basis for these adjustments and intend to appeal their decision through applicable administrative and judicial procedures.

There could be significant unrecognized tax benefits over the next twelve months depending on the outcome of any audit. We have recorded income tax reserves believed to be sufficient to cover any potential tax assessments for the open tax years. In the event the CRA audit results in adjustments that exceed both our unrecognized tax benefits and available deferred tax assets, we may become a tax paying entity in 2010 or in a prior year and may be required to pay penalties and interest. Any such penalties and interest cannot be reasonably estimated at this time.

We will seek U.S. tax treaty relief through the appropriate Competent Authority tribunals for all settlements entered into with the CRA. Although we believe we have reasonable basis for our tax positions, it is possible an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular quarter or annual period.

In 2008 and 2009, the state of California suspended the usage of prior year tax loss carryforwards used to reduce taxable income in California. We cannot be certain in 2010 whether California or another state may impose a similar restriction which could negatively impact our operations resulting in additional tax expense.

As we continue to expand domestically and internationally, we are increasingly subject to reviews by various U.S. and foreign taxing authorities which could negatively impact our financial results. While we have reserved for these uncertainties and do not expect the outcomes of these reviews to be material to our operations, our current assessment as to the potential financial impact of these reviews could prove incorrect and we may incur additional income tax expense in the period the uncertainty is resolved.

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

The stock market in general and the market for technology-related stocks in particular have been highly volatile. As a result, the market price of our stock is likely to be similarly volatile, and investors in our stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

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

Our principal offices are in Dublin, California, where we lease approximately 35,000 square feet of space. We entered into the Dublin lease in March 2006. The term of the Dublin lease is seven years, commencing on June 15, 2006, and we have one option to renew the lease for an additional term of five years. Over the term, our base rent ranges from approximately $52,000 per month to approximately $85,000 per month, in addition to operating expenses and taxes. At the end of 2009, we entered into a sublease for an additional 12,000 square feet of space in our Dublin office building at a rate of $13,000 per month. We began occupying the additional space in January 2010 and the lease term ends in July 2012.

In connection with the acquisition of Vurv, we assumed the lease of 40,000 square feet of office space in Jacksonville, Florida. This facility, which at the time of the acquisition was Vurv’s principal office, is used for customer training and other general operations. The remaining term of the Jacksonville lease ends on November 1, 2010. We have two options to renew the lease for an additional term of five years. Our base rent is approximately $60,000 per month, in addition to operating expenses and taxes.

Our primary research and development facility is in Quebec City, Canada, where we lease approximately 41,000 square feet of space. The Quebec lease has been in effect since December 1998 and will expire in December 2012. Our base rent is CAD $72,000 per month, in addition to operating expenses and taxes.

Our former principal office in San Francisco, California, consisting of approximately 12,109 square feet, was subleased on October 19, 2006. The term of the sublease commenced on October 31, 2006, and ended on July 30, 2009. As of December 31, 2009, the sublease and lease had expired and no future cash payments remain to be made related to this lease.

In North America, we have additional offices for our sales and services personnel throughout the United States, including offices in Chicago, Illinois and Petaluma, California. Outside of North America, we maintain offices for our sales and services personnel in the London area, Melbourne, Paris and Sydney.

We believe that our facilities are adequate for current needs, though we may open additional sales, services, development and support locations in 2010. We believe that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

Kenexa Litigations — Kenexa BrassRing, Inc., (“Kenexa”) filed suit against us in the United States District Court for the District of Delaware on August 27, 2007. Kenexa alleges that we infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining us from further infringement. We answered Kenexa’s complaint on January 28, 2008. On May 9, 2008, Kenexa filed a similar lawsuit against Vurv Technology, Inc. (now known as Vurv Technology LLC) (“Vurv”) in the United States District Court for the District of Delaware, alleging that Vurv has infringed Patent Nos. 5,999,939 and 6,996,561, and seeking monetary damages and an order enjoining further infringement. Vurv answered Kenexa’s complaint on May 29, 2008. We acquired Vurv on July 1, 2008. We have reviewed these matters and believe that neither our nor Vurv’s software products infringe any valid and enforceable claim of the asserted patents. We have engaged in settlement discussions with Kenexa, but no settlement agreement has been reached. Litigation is ongoing with respect to these matters.

On June 30, 2008, we filed a reexamination request with the United States Patent and Trademark Office (“USPTO”), seeking reconsideration of the validity of Patent No. 6,996,561 based on prior art that we presented with our reexamination request. Finding that our reexamination request raised a “substantial new question of patentability,” the USPTO ordered reexamination of Patent No. 6,996,561 on September 5, 2008. On November 13, 2008, the USPTO issued an office action rejecting all of the claims of Patent No. 6,996,561 because they are either anticipated by or unpatentable over the prior art. After comments by both parties to the reexamination, on June 4, 2009 the USPTO issued a subsequent action standing by its determination that certain claims of Patent No. 6,996,561 are unpatentable, but indicating patentability of other claims. Both parties have since provided additional comments on this subsequent action and both parties have since filed notices of their intention to appeal elements of the reexamination to the USPTO’s Board of Patent Appeals and Interferences. Accordingly, the USPTO’s reexamination of Patent No. 6,996,561 is ongoing.

In a separate action filed on June 25, 2008 in the United States District Court for the District of Delaware, Kenexa’s parent, Kenexa Technology, Inc. (“Kenexa Technology”), asserted claims against us for tortious interference with contract, unfair competition, unfair trade practices, and unjust enrichment arising from our refusal to allow Kenexa Technology employees to access and use our proprietary applications to provide outsourcing services to a Taleo customer. Kenexa Technology seeks monetary damages and injunctive relief. We answered Kenexa Technology’s complaint on July 23, 2008. On October 16, 2008, we amended our answer and filed counterclaims against Kenexa Technology, alleging copyright infringement, misappropriation of trade secrets, interference with contractual relations, and unfair competition arising from Kenexa’s unauthorized access and use of the Taleo products in the course of providing outsourcing services to our customers, and seeking declaratory judgment, monetary damages, and injunctive relief. We filed a motion to dismiss Kenexa’s claims on July 21, 2009 and a motion for preliminary injunction to enjoin Kenexa employees from accessing our solutions deployed at joint customers of both companies on July 22, 2009. These motions are pending before the Court and this matter is ongoing.

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

On July 17, 2009, Kenexa and Kenexa Recruiter (together, the “Kenexa Plaintiffs”) filed suit against Taleo, a current Taleo employee and a former Taleo employee in Massachusetts Superior Court (Middlesex County). The Kenexa Plaintiffs amended the complaint on August 27, 2009 and added Vurv Technology LLC, two former employees of Taleo and two current employees of Taleo. The Kenexa Plaintiffs assert claims for breach of contract and the implied covenant of good faith and fair dealing, unfair trade practices, computer theft, misappropriation of trade secrets, tortious interference, unfair competition, unjust enrichment, computer fraud and abuse. Vurv removed the complaint to the United States District Court for the District of Massachusetts and Taleo and Vurv, along with two other defendants, answered the complaint on October 5, 2009. Additionally, four other defendants (current and former employees of Taleo) moved to dismiss for lack of jurisdiction on October 5 and October 26, 2009. The Kenexa Plaintiffs did not oppose the motion to dismiss for two of these four defendants, and the motion pertaining to the other two defendants is pending before the court and the matter is ongoing.

Securities Claims — On November 14, 2008, following the announcement that we were re-evaluating certain of our historical and then current accounting practices, a shareholder class action lawsuit entitled Brett Johnson v. Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV-08-5182 SC, was filed in the United States District Court for the Northern District of California. The complaint alleged violations of §10(b) of the Exchange Act and SEC Rule 10b-5. The Johnson lawsuit was dismissed without prejudice on December 22, 2008. On December 17, 2008, a second substantially similar shareholder lawsuit entitled Terrence Popyk v. Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV 08-5634 PH, was filed in the Northern District of California; the Popyk lawsuit was dismissed without prejudice on January 20, 2009. On January 13, 2009, a third shareholder lawsuit entitled Scott Stemper v Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV 09-0151 JSW, was filed in the United States District Court for the Northern District of California. On February 9, 2009, the court renamed the Stemper action “In re Taleo Corporation Securities Litigation” and appointed the Greater Pennsylvania Carpenter’s Pension Fund as lead plaintiff (the “Plaintiff”). On June 15, 2009, the Plaintiff filed an amended complaint naming Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker as defendants (the “Amended Complaint”).

The Amended Complaint alleges that defendants engaged in securities fraud in violation of §10(b) of the Exchange Act and SEC Rule 10b-5. The fraud allegations include a failure to apply GAAP in the reporting of quarterly and annual financial statements and securities prospectuses from the time of our initial public offering to recent filings with the SEC. The complaint seeks an unspecified amount of damages on behalf of a purported class of individuals or institutions who purchased or acquired shares of our common stock between September 29, 2005 and November 12, 2008. In response to the Amended Complaint, the defendants filed a motion to dismiss the lawsuit on July 31, 2009. On February 17, 2010, the Court granted defendants’ motion and dismissed the Amended Complaint. The Court also granted Plaintiff leave to amend and gave Plaintiff until March 12, 2010 to file a second amended complaint. A case management conference is currently set for May 14, 2010.

Other Matters — In addition to the matters described above, we are subject to various claims and legal proceedings that arise in the ordinary course of its business from time to time, including claims and legal proceedings that have been asserted against us by customers, former employees and advisors and competitors. We have accrued for estimated losses in the accompanying consolidated financial statements for matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Based on currently available information, we do not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, is likely to have a material adverse effect on our financial position or results of operations. However litigation is subject to inherent uncertainties and our view on these matters may change in the future. Were an unfavorable outcome to occur in any one or more of those matters or the matters described above, over and above the amount, if any, that has been estimated and accrued in our consolidated financial statements, it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

ITEM 4.	RESERVED

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock has been listed on the Nasdaq Global Market under the symbol “TLEO” since September 29, 2005. Prior to that time, there was no public market for our Class A common stock. The following table sets forth the range of high and low sales prices on the Nasdaq Global Market of the Class A common stock for the periods indicated.

	High	Low
For the year ended December 31, 2009
Fourth quarter	$23.86	$19.72
Third quarter	22.65	16.39
Second quarter	19.03	11.60
First quarter	12.30	7.09
For the year ended December 31, 2008
Fourth quarter	$20.26	$5.69
Third quarter	25.75	17.38
Second quarter	21.66	17.28
First quarter	29.00	16.72

As of March 5, 2010, there were approximately 162 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholder, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities(1)

Period	Total Number of Shares Purchased	Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2009 through October 31, 2009	18,643	$21.70	(2)	—	—
November 1, 2009 through November 30, 2009	—	—		—	—
December 1, 2009 through December 31, 2009	—	—		—	—

	18,643	$21.70	(2)	—	—

(1)	In connection with our awards of restricted stock and/or performance shares, we repurchase common stock from employees as consideration for the payment of required withholding taxes.
(2)	Represents the price per share.

In addition to acquiring our Class A common stock from employees in fourth quarter of 2009, we received 111,167 shares of Class A common stock from the settlement of the Vurv escrow account. The shares we received were recorded as treasury stock to be held for fulfillment of future employee stock purchases under our employee stock purchase plan. The $2.5 million value of the shares received was recorded as other income in the fourth quarter of 2009.

Dividend Policy

We have never declared or paid any cash dividends on our Class A common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our Class A common stock in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from September 28, 2005 through December 31, 2009 of cumulative total return for Taleo’s Class A common stock, the Nasdaq stock Market (U.S.) Index and the Nasdaq Computer and Data Processing Index. The graph assumes that $100 was invested on September 28, 2005 in Taleo’s Class A common stock and each of the indices as noted below, including reinvestment of dividends. No dividends have been paid or declared on Taleo’s Class A common stock. Note that historic stock price performance is not necessarily indicative of future stock price performance.

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

The information below is derived from our consolidated financial statements and should be read in conjunction with Item 8.— Financial Statements and Supplementary Data and Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations. The consolidated statement of operations data for each of the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statements of Operations Data(1):
Revenue:
Application	$173,495	$138,628	$105,032	$79,116	$63,269
Consulting	24,917	29,791	23,038	15,864	8,945

Total revenue	198,412	168,419	128,070	94,980	72,214
Cost of revenue:
Application	41,478	32,376	22,642	19,394	16,411
Consulting	24,614	25,269	18,098	12,857	11,058

Total cost of revenue	66,092	57,645	40,740	32,251	27,469

Gross profit	132,320	110,774	87,330	62,729	44,745
Operating expenses:
Sales and marketing	65,731	53,827	37,172	29,841	22,481
Research and development	34,847	30,994	23,197	19,722	16,650
General and administrative	33,152	32,382	24,281	21,619	10,829
Restructuring and severance expense	—	1,914	—	414	804

Total operating expenses	133,730	119,117	84,650	71,596	50,764

Operating income / (loss)	(1,410)	(8,343)	2,680	(8,867)	(6,019)
Other income / (expense):
Interest income	329	1,717	3,045	2,891	873
Interest expense	(166)	(199)	(137)	(107)	(1,273)
Fees for early extinguishment of debt	—	—	—	—	(2,264)
Worldwide Compensation purchase option write-off	(1,084)	—	—	—	—
Settlement of Vurv escrow account	2,471	—	—	—	—

Total other income / (expense), net	1,550	1,518	2,908	2,784	(2,664)
Income / (loss) before provision for (benefit from) income taxes	140	(6,825)	5,588	(6,083)	(8,683)
Provision for / (benefit from) for income taxes	(1,153)	1,303	3,083	(323)	4

Net income / (loss)	1,293	(8,128)	2,505	(5,760)	(8,687)
Accrual of dividends and issuance costs on preferred stock	—	—	—	—	(2,984)

Net income / (loss) attributable to Class A common stockholders	$1,293	$(8,128)	$2,505	$(5,760)	$(11,671)

Net income / (loss) attributable to Class A common stockholders per share — basic	$0.04	$(0.29)	$0.10	$(0.29)	$(2.53)

Net income / (loss) loss attributable to Class A common stockholders per share — diluted	$0.04	$(0.29)	$0.09	$(0.29)	$(2.53)

Weighted-average Class A common shares — basic	31,507	27,569	24,116	20,031	4,619
Weighted-average Class A common shares — diluted(2)	32,406	27,569	28,777	20,031	4,619

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$244,229	$49,462	$86,135	$58,785	$59,358
Working capital	202,524	19,594	60,515	49,310	51,202
Total assets	456,377	283,189	164,821	118,571	99,008
Long-term debt(3)	107	519	16	17	420
Total preferred stock and exchangeable share obligation	—	—	331	796	1,715
Total stockholders’ equity	337,209	172,421	85,668	61,155	57,350

(1)	We acquired Recruitforce.com, Inc. in March 2005, certain assets of JobFlash, Inc. in March 2007, certain assets of Wetfeet, Inc. in July 2007, and Vurv Technology, Inc. in July 2008. Our consolidated statement of operations and balance sheet data include the results of Recruitforce.com, JobFlash, Wetfeet and Vurv Technology only for periods subsequent to March 7, 2007, July 3, 2007, and July 1, 2008, respectively. See Item 7, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations and Dispositions” of the Notes to Consolidated Financial Statements for additional information regarding our acquisitions with respect to JobFlash, Inc., Wetfeet, Inc., and Vurv Technology, Inc.
(2)	Exchangeable shares, redeemable convertible preferred stock, stock options, and warrants are not included if antidilutive for the periods presented. See Note 7 “Common Stock” of the Notes to Consolidated Financial Statements.
(3)	Includes long-term debt and capital leases related to production equipment and internal use software. See Note 9. “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Item 8 — Financial Statements and Supplementary Data.

We are a leading global provider of on-demand talent management software solutions. Our goal is to help our customers improve business results through better talent management. We offer recruiting, performance management, compensation, succession planning, leadership development and analytics software solutions that help our customers attract and retain high quality talent, more effectively match workers’ skills to business needs, reduce the time and costs associated with manual and inconsistent processes, ease the burden of regulatory compliance, and increase workforce productivity through better alignment of workers’ goals, career plans and compensation with corporate objectives. In addition, our solutions are highly configurable which allows our customers to implement talent management processes that are tailored to accommodate different employee types (including professional and hourly), in different locations, business units and regulatory environments.

We offer two suites of talent management solutions: Taleo Enterprise and Taleo Business Edition. Taleo Enterprise is designed for medium and large enterprises with more complex needs. Taleo Business Edition is designed for smaller, more centralized organizations, stand-alone departments and divisions of larger organizations, and staffing companies. Our revenue is primarily earned through subscription fees charged for accessing and using these solutions. Our customers generally are billed in advance for their use of our solutions, and we use these cash receipts to fund our operations. Our customers generally pay us on a quarterly or annual basis.

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

However, if general economic conditions worsen or fail to improve, we will likely continue to experience the conditions that began in the first quarter of 2008 of increased delays in our sales cycles and increased pressure from prospective customers to offer discounts higher than our historical practices. Additionally, while our renewal rates on a dollar-for-dollar basis in 2009 were strong, we may experience increased pressure from existing customers to renew expiring software subscription agreements at lower rates, and certain of our customers may attempt to negotiate lower software subscription fees for existing arrangements or decrease or discontinue use of our consulting services because of downturns in their businesses. Additionally, certain of our customers have become or may become bankrupt or insolvent as a result of the current economic downturn. To date, we have not been negatively impacted in a material way by customer bankruptcies but if a significant customer were to declare bankruptcy, we could lose all revenue from such customer or payments might be delayed during bankruptcy proceedings.

On September 14, 2009, we entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) to acquire Worldwide Compensation, Inc. (“WWC”), a private company with headquarters in California that provides compensation management solutions. In accordance with the terms of the Merger Agreement, the Company was to pay up to $16.0 million in cash, subject to adjustment for any outstanding debt, third-party expenses and certain other specified items, in exchange for all of the issued and outstanding capital stock, options and warrants of WWC that we do not already own. Fifteen percent (15%) of the consideration was to be placed into escrow for one year following the closing to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties contained in the Merger Agreement or certain other events. Previously, in the third quarter of 2008, we made an initial investment of $2.5 million for a 16% equity investment in and an option to purchase the remainder of WWC at a later date. In connection with the execution of the Merger Agreement, we negotiated more favorable terms than the purchase option and also terminated the purchase option. Accordingly, we wrote-off the $1.1 million carrying value of the purchase option in the third quarter of 2009.

On January 1, 2010, we completed the acquisition of WWC. Accordingly, the assets, liabilities and operating results of WWC will be reflected in our consolidated financial statements from the date of acquisition. The total consideration paid by us for the portion of WWC that we did not already own was approximately $14.1 million in cash. No contingent cash payments remain for this transaction.

On November 19, 2009, we completed our offering of 6,500,000 shares of common stock at a price of $20.25 per share. We sold 7,475,000 shares, including 975,000 shares related to an underwriter’s option to sell additional shares to cover over-allotments of shares. Upon the closing of the offering, we received net proceeds of $144.6 million, after deducting underwriting discounts and commissions. Additionally, we incurred $0.8 million of other costs in connection with the offering further reducing, the net proceeds to approximately $143.8 million.

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

The term of our application agreements for Taleo Enterprise signed with new customers in 2009, 2008, and 2007 is typically three or more years. The term of application agreements for Taleo Business Edition is typically one year. Our customer renewals on a dollar basis have historically been greater than 95%.

Application agreements entered into during 2009, 2008, and 2007 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause, if we fail to perform our material obligations.

Consulting Revenue

Consulting revenue consists primarily of fees associated with application process definition, configuration, integration, change management, optimization, expansion and education and training services. From time to time, certain of our consulting projects are subcontracted to third parties. Our customers may also elect to use unrelated third parties for the types of consulting services that we offer. Our typical consulting contract provides for payment within 30 to 60 days of invoice.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of application revenue primarily consists of expenses related to hosting our application and providing support, including employee related costs, data center operations costs, depreciation expense associated with computer equipment and the amortization of acquired intangible assets. We allocate overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on employee count. As such, overhead expenses are reflected in each cost of revenue and operating expense category. We currently deliver our solutions from 10 data centers that host the applications for all of our customers and we also use cloud computing services as part of our solution delivery. In 2009 we reduced our total number of data centers through consolidation and we acquired two new data centers with the acquisition of WWC on January 1, 2010. We plan to consolidate our U.S. production data center operations for our Taleo Enterprise solution into a new single facility in Chicago, Illinois in 2010.

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

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related expenses for our sales and marketing staff, including commissions, marketing programs, allocated overhead and amortization of intangibles from acqusitions. Marketing programs include advertising, events, corporate communications, and other brand building and product marketing expenses. As our business grows, we plan to continue to increase our investment in sales and marketing by adding personnel, building our relationships with partners, expanding our domestic and international selling and marketing activities, building brand awareness, and sponsoring additional marketing events. We expect research and development cost to increase in terms of absolute dollars, but remain constant as a percentage of total revenue in 2010 as we continue to develop new product functionality and integrate acquired technology into our product suite.

Research and Development

Research and development expenses consist primarily of salaries and related expenses and allocated overhead, and third-party consulting fees. Our expenses are net of the provincial investment credits we receive from the province of Quebec. We focus our research and development efforts on increasing the functionality and enhancing the ease of use and quality of our applications, as well as developing new products and enhancing our infrastructure. We expect research and development cost to increase in terms of absolute dollars, but remain constant as a percentage of total revenue in 2010 as we continue to develop new product functionality and integrate acquired technology into our product suite.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resource, legal, operations and management information systems personnel, professional fees, board compensation and expenses, expenses related to potential mergers and acquisitions, and other corporate expenses. We expect that the amount of general and administrative expenses will slightly increase in dollar terms as we add personnel over the next year. However, we expect that as a percentage of revenue these expenses are expected to decrease.

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

In addition to fixed subscription fees arrangements, the Company has on limited occasions, entered into arrangements including a perpetual license with hosting services to be provided over a fixed term. For hosted arrangements, revenues are recognized in accordance with the standards established by the FASB for hosting arrangements that includes a right of the customer to use the software on another entity’s hardware.

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

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis and there must be objective and reliable evidence of fair value of any undelivered element. Our consulting services have standalone value because those services are sold separately by other vendors and we have objective and reliable evidence of fair value for consulting services based on the consistency in pricing when sold separately. Our application services have standalone value because we often sell such services separately; however, in multiple element arrangements that include both application and consulting services, we typically do not have objective and reliable evidence of fair value for our application services. As such, we treat multiple element arrangements that include both application and consulting services as a single unit of accounting and recognize the combined revenue over the subscription term.

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

Our revenue associated with the time and expense processing functionality of our Taleo Contingent solution was recognized based on a fixed, contracted percentage of the dollar amount invoiced for contingent labor through use of the application, and was recorded on a net basis as opposed to a gross basis as we were not the primary obligor under the arrangements, the percentage earned by us was typically fixed, and we did not take credit risk.

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

In October 2009, the FASB amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

•	Provide updated guidance on how the deliverables of an arrangement should be separated, and how the consideration should be allocated:

•	Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

•

Require an entity to allocate revenue to an arrangement using the estimated selling prices (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price. Valuation terms defined as below:

•	VSOE — the price at which we sell the element in a separate stand-alone transaction

•	TPE — evidence from us or other companies of the value of a largely interchangeable element in a transaction

•	ESP — our best estimate of the selling price of an element in a transaction.

We have elected to early adopt this accounting guidance for our fiscal year ending December 31, 2010 on a prospective basis. We expect the implementation will significantly increase our services revenue and services gross margins throughout the year as we will continue to recognize previously deferred services revenue ratably for bundled transactions that occurred prior to fiscal year 2010, while consulting services revenue from new transactions in 2010 will generally be recognized as performed. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

Research and Development

We incur cost to develop internal-use software during the application development stage. These costs are capitalized after technological feasibility of the product has been established. Such costs have been insignificant to date, and accordingly, no costs were capitalized during the years ended December 31, 2009 and 2008.

Stock-based Compensation

We recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. We recognize compensation expense for stock option awards, restricted stock awards, performance share grants and shares purchased under the employee stock purchase plan on a straight-line basis over the requisite service period, see Note 1 “Description of Business and Summary of Significant Accounting Policies Stock-Based Compensation” in the Notes to Consolidated Financial Statements. Estimates are used in determining the fair value of such awards. Changes in these estimates could result in changes to our compensation charges.

Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets

We conduct a test for the impairment of goodwill on at least an annual basis. We adopted October 1 as the date of the annual impairment test. The impairment test first compares the fair value of reporting units to their carrying amount, including goodwill, to assess whether impairment is present. Based on our most recent assessment test, the fair value of the reporting unit exceeds our carrying value and therefore we do not have impairment as of October 1, 2009. We will assess the impairment of goodwill annually on October 1, or sooner if indicators of impairment arise.

We review the carrying value of long-lived assets including intangible assets when impairment indicators arise. The review of these long-lived assets is based on factors including estimates of the future operating cash flows of our business. These future estimates are based on historical results, adjusted to reflect our best estimates of future market and operating conditions, and are continuously reviewed. Actual results may vary materially from our estimates, and accordingly may cause a full impairment of our long-lived assets.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards and temporary differences related to deferred revenue, stock-based compensation and Canadian federal investment tax credits.

We assess the likelihood that deferred tax assets will be recovered from future taxable income and a valuation allowance is recorded if it is deemed more likely than not some portion of the deferred tax assets will not be realized. In 2007, we reversed valuation allowances for certain foreign subsidiaries, which resulted in a tax provision benefit of approximately $0.3 million. We continue to maintain a full valuation allowance against our U. S. deferred tax assets with the exception of U.S. federal alternative minimum tax credits.

Compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenue and expenses between each of our legal entities that are located in several countries. Our determinations include many decisions based on our knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third-parties. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the uncertainty associated with various filing positions, we record tax benefits in accordance with FASB-issued authoritative guidance. Such estimates are subject to change.

Results of Operations

The following tables set forth certain consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Year Ended December 31,
	2009	2008	2007
Condensed Consolidated Statement of Operations Data:
Revenue:
Application	87%	82%	82%
Consulting	13%	18%	18%

Total revenue	100%	100%	100%
Cost of revenue (as a percent of related revenue):
Application	24%	23%	22%
Consulting	99%	85%	79%

Total cost of revenue	33%	34%	32%

Gross profit	67%	66%	68%
Operating expenses:
Sales and marketing	33%	32%	29%
Research and development	18%	18%	18%
General and administrative	17%	19%	19%
Restructuring	0%	1%	0%

Total operating expenses	68%	71%	66%

Operating income / (loss)	-1%	-5%	2%
Other income (expense):
Interest income	0%	1%	2%
Interest expense	0%	0%	0%
Other income	1%	0%	0%

Total other income, net	1%	1%	2%
Income / (loss) before provision for / (benefit from) income taxes	0%	-4%	4%
Provision for / (benefit from) income taxes	-1%	1%	2%

Net income / (loss)	1%	-5%	2%

Comparison of the Years Ended December 31, 2009 and 2008

Dollar amounts in tables are shown in thousands.

Revenue

	2009	2008	$ change	% change
	(In thousands)
Application revenue	$173,495	$138,628	$34,867	25%
Consulting revenue	24,917	29,791	(4,874)	-16%

Total revenue	$198,412	$168,419	$29,993	18%

The increase in application revenue was due to increased renewals by existing customers, sales to new customers, sales of additional applications to existing customers, broader roll out of our applications by existing customers and the addition of customers through our acquisition of Vurv Technology, Inc. (“Vurv”) on July 1,

2008. In 2009, we had 65 new Taleo Enterprise customers and 599 new Taleo Business Edition customers. Application revenue associated with our product lines for Taleo Enterprise customers increased by $30.3 million as compared to 2008. Additionally, application revenue includes a full year of revenue from the legacy Vurv customers as compared to the prior year which included six months of revenue from the acquisition date, July 1, 2008. Application revenue associated with Taleo Business Edition customers increased by $4.6 million as compared to 2008. Our list prices for application services have remained relatively consistent on a year-over-year basis, however; we have experienced increased pressure from competitors and the economic environment to discount our prices. Renewals of application services for larger more complex organizations, on a dollar-for-dollar basis, remained at approximately 95%. For 2010, we expect to see renewals in the same percentage range, but unexpected events, such as bankruptcy filings within our customer base, may negatively impact our renewal trends. We expect total application revenue to increase as we continue to increase our sales of new and existing applications into our installed customer base as well as to new customers.

In 2009, our consulting revenue came from two kinds of engagements: standalone consulting engagements which are not associated with new product implementations and bundled consulting engagements which are associated with new product implementations. Standalone consulting engagement revenue is generally recognized when the services are performed, while bundled consulting engagement revenue is generally recognized ratably over the term of the associated application services agreement with a significant portion of revenue deferred to periods beyond the period in which services were performed.

In 2009, consulting revenue decreased due to a decrease in standalone consulting engagements, where revenue is recognized as the consulting services are performed, as well as a reduction in consulting services for legacy Vurv products. In 2009, consulting services revenue for legacy Vurv engagements decreased significantly compared to the prior year as we have completed a significant portion of the consulting engagements assumed in connection with the July 2008 acquisition of Vurv. We have entered into a very limited number of new consulting agreements related to legacy Vurv products since we no longer sell those products. The utilization rate for our consultants is the percentage of time billable out of a 2,080 hour year and we experienced a slight decrease in 2009 from 66% in 2008 to 65% in 2009. The prices of our consulting services were relatively consistent on a period-to-period comparative basis.

We expect total consulting revenue to increase in 2010 given we elected to early adopt new accounting guidance for arrangements with multiple deliverables. Under this guidance, revenue from new transactions in 2010 will generally be recognized as performed. As noted previously, historically, consulting revenue from bundled consulting engagements associated with new product implementations was generally recognized over the term of the associated application service agreement. In 2010, we expect an increase in consulting revenue recognized as a result of the adoption of this new accounting guidance. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

Our U.S. company is the contracting party for all sales agreements in the United States and our Canadian subsidiary is the contracting party for all Taleo Enterprise Edition sales agreements in Canada. Prior to January 1, 2005, certain of our subsidiaries outside of North America were the contracting parties for sales transactions within their regions. After January 1, 2005, our U.S. company has been the contracting party for all new sales agreements and renewals of existing sales agreements entered into with customers outside of North America. Accordingly, as our customers renew their agreements with us over time, the percentage of total revenue identified to our subsidiaries outside of North America should decline. Accordingly, the geographic mix of total revenue, based on the country of location of the Taleo contracting entity, in the year ended December 31, 2009 was about 96%, less than 4% and less than 1% in the United States, Canada and the rest of the world, respectively, as compared to about 95%, less than 5% and less than 1%, respectively, in the year ended December 31, 2008. For the year ended December 31, 2007, it was 94% from the United States, 5% from Canada, 1% from the rest of the world. We also track the geographic mix of our revenue on the basis of the location of the contracting entity for our customers. The geographic mix of application revenue based on the region of location of the customer contracting in the year ended December 31, 2009 was 81% from the United

States, 4% from Canada, 11% from Europe, and 4% from the rest of the world. For the year ended December 31, 2008, it was 83% from the United States, 5% from Canada, 8% from Europe, and 4% from the rest of the world and for the year ended December 31, 2007, it was 85% from the United States, 6% from Canada, 6% from Europe, and 3% from the rest of the world. Due to the nature of consulting services revenue recognition, it is impracticable to determine revenue by location of the customer contracting, however the trends for contracted consulting services would be expected to be similar to the geographic mix of application revenue.

Cost of Revenue

	Year ended December 31,
	2009	2008	$ change	% change
	(In thousands)
Cost of revenue — application	$41,478	$32,376	$9,102	28%
Cost of revenue — consulting	24,614	25,269	(655)	-3%

Cost of revenue — total	$66,092	$57,645	$8,447	15%

Cost of revenue — application — summary of changes

Change from 2008 to 2009
Hosting facility cost	$4,160
Employee-related costs	2,009
Depreciation and amortization	1,519
Various other expense	1,414

$9,102

The increase in cost of application revenue was primarily driven by an increase in hosting facility expenses. Hosting facility expenses increased primarily due to the opening of our production data center in Amsterdam in the fourth quarter of 2008. We also incurred a full year of additional hosting facility costs, including third-party software costs, internet bandwidth costs, depreciation and other costs associated with legacy Vurv hosting facilities added July 1, 2008. Our employee related costs increased due to additional headcount assumed in connection with the acquisition of Vurv. Additionally, we incurred additional amortization expenses attributable to the amortization of intangible assets obtained from the acquisition of Vurv as compared to 2008. We expect the cost of application revenue to increase in terms of absolute dollars as we plan to consolidate our U.S. production data center operations for our Taleo Enterprise solution into a new single facility in Chicago, Illinois in 2010.

Cost of revenue — consulting — summary of changes

Change from 2008 to 2009
Employee-related costs	$783
Professional services	(1,245)
Travel and entertainment	(536)
Various other expense	343

$(655)

Expenses associated with delivering consulting services are generally recognized as incurred when the services are performed. During 2009, cost of consulting revenue decreased primarily due to a reduction in outsourced consulting services. In the past, we have outsourced a portion of consulting services engagements to third-party providers however, as a result of the overall decrease in demand for consulting services during 2009 our need for these third-party providers decreased as well. During 2009, employee-related costs increased due to a net headcount increase as a result of the July 2008 Vurv acquisition which increased costs in the first six months of 2009 compared to same period in 2008. We expect cost of consulting revenue to increase as we increase resources to meet an anticipated increased demand for our professional services.

Gross Profit and Gross Profit Percentage

	Year ended December 31,
	2009	2008	$ change	% change
	(In thousands)
Gross profit
Gross profit — application	$132,017	$106,252	$25,765	24%
Gross profit — consulting	303	4,522	(4,219)	-93%

Gross profit — total	$132,320	$110,774	$21,546	19%

	Year ended December 31,
	2009	2008	% change
Gross profit percentage
Gross profit percentage — application	76%	77%	-1%

Gross profit percentage — consulting	1%	15%	-14%

Gross profit percentage — total	67%	66%	1%

Gross profit — application

The decrease in gross profit percentage on application revenue during 2009 compared to 2008 was driven predominantly by increased hosting costs associated with increasing the scalability of the existing Taleo hosting environment and incremental hosting costs as a result of the Vurv acquisition. Additionally, Vurv’s gross profit percentage on application revenue was lower than Taleo’s on a standalone basis and as a result negatively impacted the consolidated gross profit percentage on application revenue for 2009. Gross profit was further reduced by amortization of intangibles associated with the acquisition of Vurv. We expect gross profit percentage on application revenue to decrease slightly as result of the additional hosting cost as we have plans in 2010 to consolidate our U.S. production data center operations for our Taleo Enterprise solution into a new single facility in Chicago, Illinois.

Gross profit — consulting

For services performed on new product implementations, revenue in 2009 was generally recognized ratably over the term of the associated application services agreement with a significant portion of revenue deferred to periods beyond the period in which services were performed. We generally recognize revenue for services performed on stand-alone consulting engagements as the services are performed. Expenses associated with delivering these services are recognized as incurred when the services are performed. The difference of the timing of revenue recognition compared to the timing of recognizing expenses as performed can cause fluctuations in gross profit for consulting services.

The lower gross profit percentage on consulting revenue in 2009 compared to 2008 resulted from a reduction in standalone consulting engagements, where revenue and the related expenses are typically recognized in the same period. There was also an increase in cost of consulting revenue resulting from increased employee related expenses compared to the same period in 2008. In 2009, gross profit on consulting was also negatively impacted by a reduction in revenue related to legacy Vurv consulting engagements, and the deferral of revenue related to certain bundled agreements being deferred to future periods while the related expenses are reflected in the current period. We expect the gross profit percentage on consulting revenue to increase when we recognize previously deferred revenue without incurring any incremental delivery cost and implement the new accounting guidance related to revenue recognition.

We expect the total gross profit percentage to be constant in 2010 as the decrease in gross profit on application revenue is expected to be offset by the increase in gross profit on consulting revenue.

Operating expenses

	Year ended December 31,
	2009	2008	$ change	% change
	(In thousands)
Sales and marketing	$65,731	$53,827	$11,904	22%
Research and development	34,847	30,994	3,853	12%
General and administrative	33,152	32,382	770	2%
Restructuring and severance expense	—	1,914	(1,914)	*

Total operating expenses	$133,730	$119,117	$14,613

*	not meaningful

Sales and marketing — summary of changes

Change from 2008 to 2009
Amortization	$7,151
Employee-related costs	3,107
Marketing expenses	876
Various other expense	770

$11,904

The increase in sales and marketing expense was primarily driven by an increase in amortization expenses attributable to the amortization of intangible assets obtained from the acquisition of Vurv namely customer relationships. Employee-related expenses increased due to a net headcount increase of 16 persons as compared to the prior year and marketing expenditures related to tradeshows and demand generation efforts primarily related to the sale of our application products. Overall, sales and marketing expense increased as a result of the acquisition of Vurv and the overall expansion of our operations. We expect sales and marketing cost to increase in terms of dollars and to remain constant as a percentage of total revenue in 2010.

Research and development — summary of changes

Change from 2008 to 2009
Employee-related costs	$3,641
Various other expense	212

$3,853

The increase in research and development expense was primarily driven by a net headcount increase of 20 persons as compared to the same period in the prior year. In 2009, we increased our product development team to focus on our new recruiting product, Taleo 10, and our new product functionality, Taleo Development and Taleo Anywhere. Also in 2009, research and development expenses were favorably affected by the positive impact of foreign currency movements against the U.S. dollar as the operational costs of our Quebec City facility are denominated in the local currency, Canadian dollars. We expect research and development cost to increase in terms of absolute dollars, but remain constant as a percentage of total revenue in 2010 as we continue to develop new product functionality and integrate acquired technology into our product suite.

General and administrative — summary of changes

Change from 2008 to 2009
Employee-related costs	$1,104
Consultants / temporary help	626
Legal	(714)
Audit	(576)
Bad debt reserve	603
Various other expense	(273)

$770

The increase in general and administrative expenses resulted primarily from increases in employee-related costs from additional headcount added in 2009. The outside consulting and temporary help expense increased during 2009 primarily due to the evaluation of our historical revenue practices associated with the restatement reflected in our annual report on Form 10-K for the period ended December 31, 2008 filed on April 30, 2009 and the correction of stock-based compensation expense associated with the restatement reflected in Amendment No. 1 on Form 10-K/A for the period ended December 31, 2008 filed on October 27, 2009. Additionally, we decreased our legal reserves due to current developments in on-going litigation. Audit fees decreased during the year primarily due to a change in the methodology for recording fees associated with the annual audit and a general decrease in the overall annual audit cost. In prior years, we recognized annual audit fees ratably over the year but we now record the expense in the period in which the work is performed. Additionally, annual audit fee rates decreased for 2009. These decreases were partially offset by audit fees related to our two financial reporting restatements of our annual report on Form 10-K for the period ended December 31, 2008. During 2009, bad debt expense increased primarily from at-risk receivables associated with legacy Vurv customers. Various other expenses decreased primarily from cost management during the year. We expect general and administrative cost to increase in absolute dollars for the remainder of the year and decrease as a percentage of revenue over the course of 2010.

Contribution Margin — Operating Segments

	Year ended December 31,
	2009	2008	$ change	% change
	(In thousands)
Contribution Margin(1)
Contribution margin — application	$97,170	$75,258	$21,912	29%
Contribution margin — consulting	303	4,522	(4,219)	-93%

Contribution margin — total	$97,473	$79,780	$17,693	22%

(1)	Contribution margins equals gross profit minus research and development expenses

Application contribution margin increased 29% year over year. This was primarily due to the 25% increase in application revenue over the same period. Consulting contribution margin decreased by 93% year over year as a result of expenses incurred to deliver services in advance of the revenue recognition for a significant percentage of our consulting services and a decrease in higher margin standalone consulting engagements.

Interest income and interest expense

	Year ended December 31,
	2009	2008	$ change	% change
	(In thousands)
Interest income	$329	$1,717	$(1,388)	-81%
Interest expense	(166)	(199)	33	-17%
Other income	1,387	—	1,387	*

Total interest and other income, net	$1,550	$1,518	$32	2%

*	not meaningful.

Interest Income. The decrease in interest income is primarily attributable to a decline in the average rate earned on our cash balance from 2.26% in 2008 to 0.42% in 2009.

Interest Expense. The decrease in interest expense is attributable to the decrease in capital lease obligations payments during 2009.

Other Income. Other income consists of a $2.5 million settlement of the Vurv escrow account offset by the $(1.1) million write-off of the WWC purchase option. We received 111,167 shares of our Class A common stock valued at $2.5 million from the Vurv escrow account as a result of a settlement with the former shareholders of Vurv. In the third quarter of 2009, we recorded an impairment of the WWC purchase option obtained in September 2008 as the terms of the September 19, 2009 merger agreement were more favorable than the terms of the purchase option.

Provision for (Benefit from) for Income Taxes

	Year ended December 31,
	2009	2008	$ change	% change
	(In thousands)
Provision for (Benefit from) income taxes	$(1,153)	$1,303	$(2,456)	-188%

We recorded an income tax benefit of approximately $1.2 million in 2009 compared to an income tax provision of $1.3 million in 2008. The change year over year is primarily attributable to the foreign tax benefit generated from a favorable income tax audit settlement with the Canadian government covering tax years 2000 and 2001, offset by foreign income tax expense, and state income tax expense. At December 31, 2009, we maintained a valuation allowance against our U.S. deferred tax assets, excluding U.S. federal alternative minimum tax credits, as we determined it was more likely than not these assets will not be realized. If we are to conclude the U.S. deferred tax assets will more likely than not be realized in the future, we will reverse the valuation allowance, which would likely have a material impact on our financial results in the form of reduced tax expense or increased tax benefits in the period the reversal occurs. There can be no assurances we will reverse our valuation allowance in 2010.

Comparison of the Years Ended December 31, 2008 and 2007

Dollar amounts in tables are shown in thousands.

Revenue

	Year ended December 31,
	2008	2007	$ change	% change
	(In thousands)
Application revenue	$138,628	$105,032	$33,596	32%
Consulting revenue	29,791	23,038	6,753	29%

Total revenue	$168,419	$128,070	$40,349	32%

The increase in application revenue was due to increased renewals by existing customers, sales to new customers, sales of additional applications to existing customers, broader roll out of our applications by existing customers and the addition of customers through our acquisition of Vurv on July 1, 2008. In 2008, we had 86 new Taleo Enterprise Edition customers and 777 new Taleo Business Edition customers. Application revenue associated with our product lines for Taleo Enterprise Edition customers increased by $16.1 million as compared to 2007. In addition we recognized approximately $12.0 million in revenue related to product lines we acquired from Vurv on July 1, 2008. Application revenue associated with Taleo Business Edition customers increased by $5.5 million as compared to 2007. The prices of our applications were relatively consistent on a period-to-period comparative basis.

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

Cost of Revenue

	Year ended December 31,
	2008	2007	$ change	% change
	(In thousands)
Cost of revenue — application	$32,376	$22,642	$9,734	43%
Cost of revenue — consulting	25,269	18,098	7,171	40%

Cost of revenue — total	$57,645	$40,740	$16,905	41%

Cost of revenue — application — summary of changes

Change from 2007 to 2008
Employee-related costs	$2,784
Hosting facility cost	4,578
Depreciation and amortization	1,586
Various other expense	786

$9,734

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

Cost of revenue — consulting — summary of changes

Change from 2007 to 2008
Employee-related costs	$4,971
Professional services	1,256
Travel and entertainment	554
Various other expense	390

$7,171

The increase in cost of consulting revenue resulted from an increase in headcount by 42 persons as compared to the prior year (including the addition of 35 former Vurv employees which was reduced to 32 persons at December 31, 2008). Additionally, professional services expenses increased as a result of our subcontracting more of our of consulting services to third parties than we did in the prior year. The increase in various other expenses resulted from general expense increases of our expanded operations.

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

Operating expenses

	Year ended December 31,
	2008	2007	$ change	% change
	(In thousands)
Sales and marketing	$53,827	$37,172	$16,655	45%
Research and development	30,994	23,197	7,797	34%
General and administrative	32,382	24,281	8,101	33%
Restructuring and severance expense	1,914	—	1,914	*

Total operating expenses	$119,117	$84,650	$34,467

*	not meaningful

Sales and marketing — summary of changes

Change from 2007 to 2008
Depreciation and Amortization	$4,219
Employee-related costs	8,043
Travel and entertainment	1,089
Marketing expenses	2,235
Various other expense	1,069

$16,655

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

Research and development — summary of changes

Change from 2007 to 2008
Employee-related costs	$4,864
Software support	1,700
Travel and entertainment	360
Depreciation and amortization	392
Various other expense	481

$7,797

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

General and administrative — summary of changes

Change from 2007 to 2008
Employee-related costs	$4,493
Legal	2,295
Audit	273
Bad debt reserve	312
Foreign currency (gain) / loss	434
Travel and entertainment	271
Various other expense	23

$8,101

The increase in general and administrative expense in 2008 was primarily driven by a net headcount increase of 23 persons (including the addition of 17 employees from Vurv). Employee-related cost relating to stock-based compensation increased due to 2008 equity compensation grants to senior management. Our legal expenses increased significantly in 2008 due to a litigation accrual for a pending matter. Additionally, our on-going litigation costs increased and we incurred legal fees in relation to our investment in Worldwide Compensation, Inc. General and administrative expenses also increased due to telecommunication, facility and travel expenses associated with the acquisition and integration of Vurv.

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
Contribution Margin(1)
Contribution margin — application	$75,258	$59,193	$16,065	27%
Contribution margin — consulting	4,522	4,940	(418)	-8%

Contribution margin — total	$79,780	$64,133	$15,647	24%

(1)	Contribution margins equal gross profit minus research and development expenses

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

Provision for Income Taxes

	Year ended December 31,
	2008	2007	$ change	% change
	(In thousands)
Provision for income taxes	$1,303	$3,083	$(1,780)	-58%

We recorded an income tax provision of $1.3 million in 2008 compared to an income tax provision of $3.1 million in 2007. The provision was generated principally from our international operations, state income taxes and from the reversal of valuation allowances as we utilized operating loss carryforwards. At December 31, 2008, we maintained a valuation allowance against our U.S. deferred tax assets, excluding U.S. federal alternative minimum tax credits, as we determined it was more likely than not these assets will not be realized.

Liquidity and Capital Resources

We have funded our operations primarily through cash flow from operations and the 2005 initial public offering of our common stock. As of December 31, 2009, we had cash and cash equivalents totaling $244.2 million, net accounts receivable of $43.9 million, and investment credits receivable of $5.5 million. In addition, we have $0.6 million in restricted cash for security deposits on our property leases.

	Year ended December 31,
	2009	2008	$ change	% change
	(In thousands)
Cash provided by operating activities	$50,672	$17,754	$32,918	185%
Cash used in investing activities	(8,722)	(62,843)	54,121	-86%
Cash provided by financing activities	151,728	8,499	143,229	1685%

	Year ended December 31,
	2008	2007	$ change	% change
	(In thousands)
Cash provided by operating activities	$17,754	$30,190	$(12,436)	-41%
Cash used in investing activities	(62,843)	(13,789)	(49,054)	356%
Cash provided by financing activities	8,499	10,063	(1,564)	-16%

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $50.7 million in the year ended December 31, 2009 compares to net cash provided by operating activities of $17.8 million in the year ended December 31, 2008. Consistent with prior years, cash provided by operating activities has historically been affected by revenues, changes in working capital accounts, particularly changes in deferred revenue, customer deposits and add-backs of non-cash expense items such as depreciation, amortization, and the expense associated with stock-based awards.

Another item which impacts our net cash provided by operating activities is accounts receivable, net of allowances. This item is impacted both by the timing of billings and collections. In 2009 this balance decreased by $5.3 million compared to 2008, however this balance increased by $11.4 million in 2008 compared to 2007. Our accounts receivable balance fluctuates from period to period, depending on the timing of sales and billing activity, cash collections, and changes to our allowance for doubtful accounts. We also use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (1) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (2) the number of days in that quarter. DSO was 81 days at December 31, 2009 compared to 94 days at December 31, 2008. The decrease in DSO results from the timing of customer invoicing and an increase in cash collection in 2009 compared to 2008. DSO was 79 days at December 31, 2007 compared to 94 days at December 31, 2008. The increase in DSO in 2008 resulted primarily from the timing of customer invoicing.

In addition, our stock-based compensation expense was $11.0 million for the year ended December 31, 2009 compared to $11.4 million stock-based compensation expense for the year ended December 31, 2008 and $8.0 million for the year ended December 31, 2007. We expect an increase in stock-based compensation expense in 2010 as a result of ongoing new hire and annual equity grants.

In 2009, depreciation and amortization expense increased by $11.0 million from 2008 as we recognized a full year of intangible asset amortization expense related to the Vurv acquisition in 2009 compared to six months of amortization expense recognized in 2008. Depreciation and amortization expense was $16.5 million for the year ended December 31, 2008 compared to $6.9 million for the year ended December 31, 2007. The increase in expense was due to additions to fixed assets as well as an increase in intangibles due to the acquisition of Vurv in July 2008 which increased amortization expense by $5.4 million for the six month period of July 1, 2008 through December 31, 2008.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased to $8.7 million in 2009 compared to $62.8 million in 2008 as a result of our significant acquisition and investment activity in 2008. In 2008, $49.7 million in cash was used in connection with the Vurv acquisition and $2.5 million in cash was used to make an equity investment in Worldwide Compensation, Inc. In 2007, net cash used for investing was $13.8 million which was primarily used for capital expenditures related to our data centers, acquisitions of certain assets of JobFlash and Wetfeet and the purchase of other hardware and software.

Net Cash Provided by Financing Activities

In 2009, net cash provided by financing activities was $151.7 million compared to $8.5 million in 2008. The significant increase resulted primarily from the November 19, 2009 sale of 7,475,000 Class A common shares for $20.25 resulting in proceeds, net of underwriter commissions and $0.2 million in paid other transaction costs, of $144.4 million. We also incurred an additional $0.6 million in other transition costs, yet to be paid at December 31, 2009, resulting in net proceeds from the offering of $143.8 million.

In 2008, net cash provided by financing activities was $8.5 million. This $1.6 million decrease from 2007 resulted from a reduction in proceeds from stock option exercises and employees stock purchase plan contributions. Such equity activity diminished in 2008 due to 50% fewer options exercised in 2008 offset by $0.7 million of payments related to capital lease obligations.

In 2007, net cash provided by financing activities was $10.1 million and this is primarily the result of $11.1 million in net proceeds received from the exercise of stock options, warrants and contributions to the employee stock purchase plan, offset by $0.4 million of payments related to capital lease obligations.

We had capital lease obligations of $0.5 million and $1.6 million outstanding as of December 31, 2009 and 2008 respectively. These leases to unrelated third parties are subject to interest rates ranging from 0.4 to 6% and mature at varying dates through 2013.

We believe our existing cash and cash equivalents, and anticipated cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next year. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new applications and enhancements to existing applications, the continuing market acceptance of our applications and the extent to which we acquire or invest in complimentary business products or technologies. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We will likely enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing. For example, we entered into the Merger Agreement to acquire WWC in September 2009, a privately held company that provides compensation management solutions. The acquisition closed January 1, 2010 for approximately $14.1 million. Additional funds may not be available on terms favorable to us or at all.

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

Contractual Obligations

We generally do not enter into long-term minimum purchase commitments. Our principal commitments, which are not included in our debt agreements discussed above, consist of obligations under leases for office space, operating leases for computer equipment and to a lesser extent, leases for third-party facilities that host our applications. The following table summarizes our commitments to settle contractual obligations in cash under operating leases and other purchase obligations, as of December 31, 2009:

Contractual obligations (in thousands)

	Total	Less Than 1 Year	2—3 Years	4—5 Years
	(In thousands)
Capital lease obligations	$519	$412	$101	$6
Interest payments	23	17	6	—
Facility leases	6,572	2,318	3,427	827
Operating equipment leases	149	90	59	—
Third party hosting facilities	1,810	1,282	517	11
Software contracts	5,405	3,923	1,478	4

Total contractual cash obligations	$14,478	$8,042	$5,588	$848

We have excluded $5.1 million in liabilities for uncertain tax benefits from the contractual obligations table because we can not make a reasonable reliable estimate of the periodic cash settlements with the respective taxing authorities. See Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of income taxes.

Legal expenditures could also affect our liquidity. We are regularly subject to legal proceedings and claims that arise in the ordinary course of business, see Note 9 “Commitments and Contingencies” in Notes to the Consolidated Financial Statements. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. In the year ended December 31, 2009, 4% and 11% of our revenue, was denominated in Canadian dollars and currencies other than the U.S. or Canadian dollar, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our largest research and development operations that are maintained in Canada, with a small portion of expenses incurred outside of North America where our other international sales offices are located. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, British pound sterling, the euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the year ended December 31, 2009, the U.S. dollar strengthened by approximately 9% against the Canadian dollar on an average basis compared to the same period in the prior year. This change in value did not have a significant effect on our earnings and should not have a significant effect on future earnings as a result of our transfer pricing policy. Our planning process for 2010 includes estimated foreign exchange risk profile. If the currencies noted above uniformly fluctuated by plus or minus 500 basis points from our estimated rates, we would expect our results to change by approximately minus or plus $2.2 million. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $244.2 million at December 31, 2009. This compares to $49.5 million at December 31, 2008. These amounts were held primarily in cash or money market accounts. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Taleo Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Taleo Corporation and its subsidiaries (the “Company”) at December 31, 2009, and the results of their operations and their cash flows for year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

San Jose, California

March 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Taleo Corporation

We have audited the accompanying consolidated balance sheets of Taleo Corporation and its subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 17, the accompanying consolidated financial statements for the years ended December 31, 2008 and 2007 have been restated.

/s/ Deloitte & Touche LLP

San Jose, California

April 30, 2009 (October 27, 2009 as to the effects of the Restatement — Stock-based Compensation discussed in Note 17)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15 (f) and 15(d)-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may change over time.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Michael Gregoire	/s/ Katy Murray
Michael Gregoire Chairman and Chief Executive Officer	Katy Murray Executive Vice President and Chief Financial Officer
March 11, 2010	March 11, 2010

TALEO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$244,229	$49,462
Restricted cash	409	521
Accounts receivables, net of allowances of $759 and $884 at December 31, 2009 and 2008, respectively	43,928	49,167
Prepaid expenses and other current assets	10,126	10,977
Investment credits receivable	5,499	6,087

Total current assets	304,191	116,214

Property and equipment, net	23,510	25,250
Restricted cash	210	515
Goodwill	91,027	91,626
Intangibles assets, net	30,544	44,802
Other assets	6,895	4,782

Total assets	$456,377	$283,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,592	$24,877
Deferred revenue — application services and customer deposits	60,140	54,421
Deferred revenue — consulting services	17,523	16,221
Capital lease obligations	412	1,101

Total current liabilities	101,667	96,620

Long-term deferred revenue — application and customer deposits	201	777
Long-term deferred revenue — consulting services	13,220	9,594
Other liabilities	3,973	3,258
Capital lease obligations, long-term	107	519
Commitments and contingencies (Note 9)

Total liabilities	119,168	110,768

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 39,507,837 and 31,120,614 shares outstanding at December 31, 2009 and 2008, respectively	1	—
Additional paid-in capital	414,106	250,168
Accumulated deficit	(77,029)	(78,322)
Treasury stock, at cost, 111,167 shares outstanding at December 31, 2009 and no shares outstanding at December 31, 2008	(2,471)	—
Accumulated other comprehensive income	2,602	575

Total stockholders’ equity	337,209	172,421

Total liabilities and stockholders’ equity	$456,377	$283,189

See Accompanying Notes to Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share data)

	Year Ended December 31,
	2009	2008	2007
Revenue:
Application	$173,495	$138,628	$105,032
Consulting	24,917	29,791	23,038

Total revenue	198,412	168,419	128,070

Cost of revenue:
Application	41,478	32,376	22,642
Consulting	24,614	25,269	18,098

Total cost of revenue	66,092	57,645	40,740

Gross profit	132,320	110,774	87,330

Operating expenses:
Sales and marketing	65,731	53,827	37,172
Research and development	34,847	30,994	23,197
General and administrative	33,152	32,382	24,281
Restructuring and severance expense	—	1,914	—

Total operating expenses	133,730	119,117	84,650

Operating income / (loss)	(1,410)	(8,343)	2,680

Other income / (expense):
Interest income	329	1,717	3,045
Interest expense	(166)	(199)	(137)
Other income — Note 11	1,387	—	—

Total interest and other income, net	1,550	1,518	2,908

Income / (loss) before provision for / (benefit from) income taxes	140	(6,825)	5,588
Provision for / (benefit from) income taxes	(1,153)	1,303	3,083

Net income / (loss)	$1,293	$(8,128)	$2,505

Net income / (loss) per share attributable to Class A common stockholders — basic	$0.04	$(0.29)	$0.10

Net income / (loss) per share attributable to Class A common stockholders — diluted	$0.04	$(0.29)	$0.09

Weighted-average Class A common shares — basic	31,507	27,569	24,116

Weighted-average Class A common shares — diluted	32,406	27,569	28,777

See Accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2009, 2008, and 2007

(In thousands, except share data)

	Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Treasury Stock	Accumulated Comprehensive Other Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Par Value
Balances, January 1, 2007	22,253,127	—	$134,826	$(73,758)	$(158)	$245	$61,155

Cumulative transition adjustment related to the adoption of accounting standard for recognition of uncertain tax positions	—	—	—	1,059	—	—	1,059
Employee stock options exercised	1,438,610	—	9,439	—	—	—	9,439
Issuance of ESPP shares	143,992	—	1,018	—	608	—	1,626
Cashless exercise of warrants	356,200	—	—	—	—	—	—
Class B Common stock exchanged for Class A Common Stock	1,218,159	—	548	—	—	—	548
Shares acquired for payroll tax payments	(34,678)	—	—	—	(645)	—	(645)
Restricted shares reacquired or forfeited	(16,193)	—	—	—	—	—	—
Issuance of restricted shares	83,156	—	248	—	—	—	248
Stock-based compensation	—	—	7,972	—	—	—	7,972
Net income	—	—	—	2,505	—	—	2,505	$2,505
Foreign currency translation adjustments	—	—	—	—	—	1,761	1,761	1,761

Balances, December 31, 2007	25,442,373	—	$154,051	$(70,194)	$(195)	$2,006	$85,668	$4,266

Employee stock options exercised	698,231	—	7,742	—	—	—	7,742
Class A Common stock issued for acquisition of Vurv	3,823,192	—	73,444	—	—	—	73,444
Class A Common stock exchange for Vurv stock options	—	—	1,745	—	—	—	1,745
Issuance of ESPP shares	175,669	—	1,173	—	1,263	—	2,436
Class B Common stock exchanged for Class A Common Stock	655,652	—	282	—	—	—	282
Shares acquired for payroll tax payments	(49,326)	—	—	—	(1,068)	—	(1,068)
Restricted shares reacquired or forfeited	(81,743)	—	—	—	—	—	—
Issuance of restricted shares	456,566	—	242	—	—	—	242
Stock-based compensation	—	—	11,433	—	—	—	11,433
Excess tax benefit associated with stock based compensation	—	—	56	—	—	—	56
Net loss	—	—	—	(8,128)	—	—	(8,128)	$(8,128)
Foreign currency translation adjustments	—	—	—	—	—	(1,431)	(1,431)	(1,431)

Balances, December 31, 2008	31,120,614	—	$250,168	$(78,322)	$—	$575	$172,421	$(9,559)

Employee stock options exercised	616,806	—	7,438	—	—	—	7,438
Issuance of restricted shares	299,279	—	247	—	—	—	247
Issuance of ESPP shares	182,608	—	1,137	—	1,066	—	2,203
Stock offering	7,475,000	1	151,370	—	—	—	151,371
Stock offering transaction cost	—	—	(7,584)	—	—	—	(7,584)
Shares received from Vurv escrow settlement	(111,167)	—	—	—	(2,471)	—	(2,471)
Shares acquired for payroll tax payments	(67,865)	—	—	—	(1,066)	—	(1,066)
Restricted shares reacquired or forfeited	(7,438)	—	—	—	—	—	—
Stock-based compensation	—	—	11,029	—	—	—	11,029
Excess tax benefit associated with stock-based compensation	—	—	301	—	—	—	301
Net income	—	—	—	1,293	—	—	1,293	$1,293
Foreign currency translation adjustments	—	—	—	—	—	2,027	2,027	2,027

Balances, December 31, 2009	39,507,837	$1	$414,106	$(77,029)	$(2,471)	$2,602	$337,209	$3,320

See Accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income / (loss)	$1,293	$(8,128)	$2,505
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	27,437	16,453	6,934
(Gain) / loss on disposal of fixed assets and other assets	17	(64)	13
Tenant inducements from landlord	114	—	—
Amortization of tenant inducements	(152)	(152)	(223)
Stock-based compensation expense	11,029	11,433	7,972
Director fees settled with stock	247	242	248
Worldwide Compensation purchase option write-off	1,084	—	—
Settlement of Vurv escrow account	(2,471)	—	—
Excess tax benefits on the exercise of stock options	(301)	—	—
Bad debt expense (reversal)	840	237	(69)
Interest earned on restricted cash	—	—	1
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	4,440	(11,663)	(2,590)
Prepaid expenses and other assets	(1,576)	(3,836)	(1,992)
Investment credit receivable	1,471	(2,637)	446
Accounts payable and accrued liabilities	(2,249)	(5,329)	831
Deferred revenues and customer deposits	9,449	21,198	16,114

Net cash provided by operating activities	50,672	17,754	30,190

Cash flows from investing activities:
Purchases of property and equipment	(9,140)	(11,055)	(13,152)
Restricted cash — decrease	418	375	2,664
Purchase of investment	—	(2,498)	—
Acquisition of business, net of cash acquired	—	(49,665)	(3,301)

Net cash used in investing activities	(8,722)	(62,843)	(13,789)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,591)	(667)	(357)
Excess tax benefits on the exercise of stock options	301	56	—
Treasury stock acquired to settle employee withholding liability	(1,066)	(1,068)	(645)
Net proceeds from stock offering	144,444	—	—
Proceeds from stock options exercised and ESPP Shares	9,640	10,178	11,065

Net cash provided by financing activities	151,728	8,499	10,063

Effect of exchange rate changes on cash and cash equivalents	1,089	(83)	886

Increase / (decrease) in cash and cash equivalents	194,767	(36,673)	27,350
Cash and cash equivalents:
Beginning of period	49,462	86,135	58,785

End of period	$244,229	$49,462	$86,135

Supplemental cash flow disclosures:
Cash paid for interest	$64	$60	$9

Cash paid for income taxes	$275	$278	$305

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment acquired under capital lease		$—	$44
Property and equipment purchases included in accounts payable and accrued liabilities	$2,636	$1,416	$3,492
Accrued offering expenses	$659	$—	$—
Class B common stock exchanged for Class A common stock	$—	$282	$548
Stock and stock options issued in connection with Vurv acquisition	$—	$75,189	$—

See Accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Nature of Business — Taleo Corporation and its subsidiaries (the “Company”) provide on-demand talent management solutions that enable organizations of all sizes to assess, acquire, develop, align and compensate their workforces for improved business performance. The Company’s software applications are offered to customers primarily on a subscription basis.

The Company was incorporated under the laws of the state of Delaware in May 1999 as Recruitsoft, Inc. and changed its name to Taleo Corporation in March 2004. The Company has principal offices in Dublin, California and conducts its business worldwide, with wholly owned subsidiaries in Canada, France, the Netherlands, the United Kingdom, Singapore, and Australia. The subsidiary in Canada performs the primary product development activities for the Company, and the other foreign subsidiaries are generally engaged in providing sales, account management and support.

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

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires company management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Items subject to the use of estimates include revenue, research and development costs, bad debt expense, certain accrued liabilities, impairment of goodwill, other intangible assets and other long-lived assets, amortization of acquired intangible assets, stock-based compensation and income tax expense.

Revenue Recognition — Company derives its revenue from fixed subscription fees for access to and use of its on-demand application services and from consulting fees. The Company presents revenue and deferred revenue from each of these sources separately in its consolidated financial statements.

In addition to fixed subscription fees arrangements, the Company has on limited occasions, entered into arrangements including perpetual licenses with hosting services to be provided over a fixed term. For hosted arrangements, revenues are recognized in accordance with the standards established by the FASB for hosting arrangements that includes a right of the customer to use the software on another entity’s hardware.

The Company’s application and consulting fee revenue is recognized when all of the following conditions have been satisfied:

•	persuasive evidence of an agreement exists;

•	delivery has occurred;

•	fees are fixed or determinable; and

•	the collection of fees is considered probable.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If collection is not considered probable, the Company recognizes revenues when the fees for the services performed are collected. In addition, if non-standard acceptance periods or non-standard performance criteria are required, the Company recognizes revenue upon the satisfaction of the acceptance or performance criteria, as applicable.

The Company follows accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis and there must be objective and reliable evidence of fair value of the undelivered element. The Company’s consulting services have standalone value because those services are sold separately by other vendors and the Company has objective and reliable evidence of fair value for consulting services based on the consistency in pricing when sold separately. The Company’s application services have standalone value as such services are often sold separately. However, in multiple element arrangements that include both application and consulting services the Company does not have objective and reliable evidence of fair value for our application services. As such, the Company treats multiple element arrangements that include both application and consulting services as a single unit of accounting and recognizes the combined revenue over the subscription term.

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

Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the longer of the life of the application agreement or the expected lives of customer relationships, which generally range from three to seven years. The Company continues to evaluate the length of the amortization period of the set up fees as it gains more experience with customer contract renewals.

The Company’s revenue associated with the time and expense processing functionality of its Taleo Contingent solution was recognized based on a fixed, contracted percentage of the dollar amount invoiced for contingent labor through use of the application, and had been recorded on a net basis. During the second quarter of 2008, the Company discontinued its Taleo Contingent product offering. At December 31, 2009, the Company was not obligated under any arrangements related to its Taleo Contingent solution.

Consulting Revenue

Consulting revenue consists primarily of fees associated with application configuration, integration, business process re-engineering, change management, and education and training services. In arrangements that include both application subscription and consulting services, the related consulting revenues are recognized

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ratably over the remaining subscription term. The Company’s consulting engagements are typically billed on a time and materials basis and, for engagements sold separately from application services, the Company recognizes consulting revenues as delivered. In some instances the Company sells consulting services on a fixed-fee basis and, in those cases, for engagements sold separately from application services, the Company recognizes consulting revenues using a proportional performance model based on services performed. Expenses associated with delivering these services are recognized as incurred when the services are performed. Associated out-of-pocket travel and expenses related to the delivery of consulting services is typically reimbursed by the customer. This is accounted for as both revenue and expense in the period the cost is incurred. From time to time, certain of our consulting projects are subcontracted to third parties. Customers of the Company may also elect to use unrelated third parties for the types of consulting services that it offers. The Company’s typical consulting contract provides for payment within 30 to 60 days of invoice.

In October 2009, the FASB amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

•	Provide updated guidance on how the deliverables of an arrangement should be separated, and how the consideration should be allocated:

•	Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

•

Require an entity to allocate revenue to an arrangement using the estimated selling prices (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price. Valuation terms defined as below:

•	VSOE — the price at which the Company sells the element in a separate stand-alone transaction

•	TPE — evidence from us or other companies of the value of a largely interchangeable element in a transaction

•	ESP — our best estimate of the selling price of an element in a transaction.

The Company has elected to early adopt this accounting guidance for its fiscal year ending December 31, 2010 on a prospective basis. The Company expects the implementation will significantly increase our services revenue and services gross margins throughout the year as the Company will continue to recognize previously deferred services revenue ratably for bundled transactions entered into prior to fiscal year 2010, while consulting services revenue from new engagements entered into in 2010 will generally be recognized as performed. The Company is currently evaluating the impact of this accounting standard on our consolidated financial statements.

Deferred Revenue and Customer Deposits — Deferred revenue and customer deposits primarily consists of billings or payments received in advance of revenue recognition from the Company’s solutions described above and are recognized as the revenue recognition criteria are met. The Company generally invoices its customers for application agreements in quarterly or annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of all, noncancelable subscription agreements in effect.

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the Company’s business combinations accounted for using the purchase method of accounting. The Company conducts a test for the impairment of goodwill on at least an annual basis. October 1 has been adopted as the date of the annual impairment test. The impairment test compares the fair value of reporting units to their carrying amount, including goodwill, to assess whether impairment is present. The Company estimates the fair value of its application reporting unit using two methods: quoted market price and a discounted cash flow valuation model. The discounted cash flow method requires estimates of its future revenues, profits, capital expenditures, working capital, and other relevant factors from a market participants’ perspective. The Company estimates these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. Based on the most recent impairment test conducted on October 1, 2009, the Company has concluded that there was no impairment of goodwill as of that date. The Company will continue to assess the impairment of goodwill annually on October 1 or sooner, if other indicators of impairment arise. See Note 3. “Intangible Assets and Goodwill”.

Impairment of Long-Lived Assets — The Company assesses potential impairment to long-lived assets and certain identifiable intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that its long-lived assets were not impaired at December 31, 2009, 2008 and 2007. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.

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

The Company is subject to income taxes in both the United States and foreign jurisdictions and uses estimates in determining its provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. The Company’s deferred tax assets consist primarily of net operating loss carry forwards and temporary differences related to deferred revenue, stock-based compensation and Canadian federal investment tax credits. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. At December 31, 2007, the Company reversed valuation allowances recorded in its remaining foreign subsidiaries resulting in a tax provision benefit of approximately $0.3 million. The Company continues to maintain a full valuation allowance against its U.S. deferred tax assets with the exception of U.S. federal alternative minimum tax credits which were reversed in 2008. A portion of the remaining U.S. valuation allowance relates to deferred tax assets established in connection with prior acquisitions.

Effective January 1, 2007, the Company adopted FASB-issued authoritative accounting guidance related to the accounting for uncertain tax positions. Under these provisions, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its uncertain tax positions which may require periodic adjustments and which may not accurately anticipate actual outcomes. The impact of this guidance on the Company’s financial position is discussed in Note 8 “Income Taxes”. Accordingly, the Company reports a liability or reduces a tax attribute or temporary difference for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken in a tax return and recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.

Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company’s determinations include many decisions based on its knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third-parties. The calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the uncertainty associated with various filing positions, we record tax benefits in accordance with FASB-issued authoritative guidance. Such estimates are subject to change.

Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. This allowance is established using estimates formulated by the Company’s management based upon factors such as the composition of the accounts receivable aging, historical bad debts, changes in payments patterns, customer creditworthiness, and current economic trends. The following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31:

	2009	2008	2007
	(In thousands)
Balance at January 1	$884	$369	$585
Provision charged to expense	840	237	512
Provision related to Vurv acquisition	(241)	602	—
Reversal of allowance provision	—	—	(581)
Write-offs charged against allowance	(724)	(324)	(147)

Balance at December 31	$759	$884	$369

Cash and Cash Equivalents — The Company defines cash and cash equivalents as cash and highly liquid investments with maturity of three months or less when purchased.

Restricted Cash — The Company’s restricted cash balance of $0.6 million at December 31, 2009 is maintained in two money market accounts in the amounts of $0.4 million and $0.2 million. The $0.6 million is collateralized by two letters of credit for $0.4 million and $0.2 million issued to the Company’s landlords as security deposits. The money market accounts bear interest at prevailing market rates. The rates at December 31, 2009 ranged from 0.15% to 0.75%.

Concentration of Credit and Market Risk — Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable and debt. The Company maintains substantially all of its cash and cash equivalents in financial institutions that are believed to have good credit

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ratings and represent minimal risk of loss of principal. The Company grants credit to customers in the ordinary course of business and provides a reserve when necessary for potential credit losses. The Company is not exposed to any material credit concentration risk. A portion of the Company’s revenues and expenses are generated in Canadian dollars as well as other foreign currencies and, as a result, the Company is exposed to market risks from changes in foreign currency exchange rates.

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

Foreign Currency Translation — The U.S. dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured using the local currency as the functional currency. Assets and liabilities for foreign entities are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates, and revenues and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated comprehensive income. Gains or losses from foreign currency transactions are reflected in the consolidated statements of operations within the line item general and administrative expense, and were $0.9 million, $1.0 million, and $0.5 million in 2009, 2008 and 2007, respectively. Such foreign currency transactions include billings denominated in foreign currencies by the Company’s U.S. entity, which are reported based on the applicable exchange rate in effect on the balance sheet date. The related deferred revenue from such billings are reported in U.S. dollars at the exchange rate in effect at the billing dates when the revenue was deferred.

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

Investment Credits — The Company participates in a provincial government program in Quebec that provides investment credits based upon qualifying research and development expenditures. The Company has participated in the program for ten years, and management expects that the Company will continue to be eligible to earn these refundable investment credits through December 2010, when the program is scheduled to end. The credits are estimated and recognized when the expenditures are made. The credits earned are reported as a reduction of related research and development expense in the year incurred. During the years ended December 31, 2009, 2008, and 2007, approximately $2.4 million, $2.3 million and $2.5 million, respectively, have been recorded as a reduction of research and development expenses.

In addition to the provincial research and development investment credit program described above, the Company’s Canadian subsidiary participates in a scientific research and experimental development, or SR&ED, program administered by the Canadian federal government that provides income tax credits based upon qualifying research and development expenditures. For tax year 2009, the Company recorded an estimated SRED credit claim of approximately $1.0 million and is eligible to remain in the SRED program for future tax years as

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

long as its development projects continue to qualify. These Canadian federal SRED tax credits can only be applied to offset Canadian federal taxes payable and are reported as a credit to our tax provision to the extent they reduce taxes payable to zero with any residual benefits recorded as a net deferred tax asset

Advertising Expenses — The cost of advertising is expensed as incurred. Advertising costs were approximately $0.7 million, $1.7 million, and $0.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Product and Software Development Costs — The Company incurs cost to develop internal-use software during the application development stage. These costs are capitalized after technological feasibility of the product has been established. Such costs have been insignificant to date, and accordingly, no costs were capitalized in 2009, 2008 or 2007. Also, in connection with the development of its on-demand application service, the Company capitalizes qualifying computer software costs, which are incurred during the application development stage, and amortizes them over the software’s estimated useful life of five years.

Stock-Based Compensation — The Company amortizes stock-based compensation expense based upon the fair value of stock-based awards on a straight-line basis over the requisite vesting period as defined in the applicable plan documents. Corporate income tax benefits realized upon exercise or vesting of an award in excess of that previously recognized in earnings, referred to as an excess tax benefit, are presented in the consolidated statements of cash flows as a financing activity. Realized excess tax benefits are credited to additional paid-in capital in the consolidated balance sheets. Realized shortfall tax benefits, amounts which are less than that previously recognized in earnings, are first offset against the cumulative balance of excess tax benefits, if any, and then charged directly to income tax expense. See Note 7. “Common Stock”

Comprehensive Income (Loss) — Comprehensive income (loss) consists of net loss or gain on foreign currency translations and net income or loss from operations and is presented in the consolidated statements of stockholders’ equity. This includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive income or loss are the cumulative translation adjustments related to the net assets of the operations of the Company’s foreign subsidiaries. These adjustments are accumulated within the consolidated statements of stockholders’ equity under the caption “Accumulated Other Comprehensive Income (Loss).” Comprehensive Income (Loss) for the years ended December 31, 2009, 2008, and 2007, was approximately $3.3 million, $(9.6) million and $4.3 million, respectively.

Recent Accounting Pronouncements —

In October 2009, the FASB issued accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

•	Provide updated guidance on how the deliverables of an arrangement should be separated, and how the consideration should be allocated:

•	Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

•

Require an entity to allocate revenue to an arrangement using the estimated selling prices (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price. Valuation terms defined as below:

•	VSOE — the price at which the Company sells the element in a separate stand-alone transaction

•	TPE — evidence from us or other companies of the value of a largely interchangeable element in a transaction

•	ESP — our best estimate of the selling price of an element in a transaction.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has elected to early adopt this accounting guidance for our fiscal year ending December 31, 2010 on a prospective basis. The Company expects the implementation will significantly increase our services revenue and services gross margins throughout the year as we will continue to recognize previously deferred services revenue ratably for bundled transactions entered into prior to fiscal year 2010, while consulting services revenue from new engagements entered into in 2010 will generally be recognized as performed. The Company is currently evaluating the impact of this accounting standard on our consolidated financial statements.

In December 2007, the FASB issued accounting guidance that establishes principles and requirements for how an acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and goodwill in the financial statements of the acquirer. The new guidance also establishes financial statement disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company adopted the guidance in the beginning of fiscal year 2009 and the adoption did not have a significant impact its consolidated financial statements.

2. Business Combinations and Dispositions

Pending Acquisition of Worldwide Compensation, Inc.

On September 14, 2009, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) to acquire Worldwide Compensation, Inc. (“WWC”), a private company with headquarters in California that provides compensation management solutions. In accordance with the terms of the Merger Agreement, the Company was to pay up to $16 million in cash, subject to adjustment for any outstanding debt, third-party expenses and certain other specified items, in exchange for all of the issued and outstanding capital stock, options and warrants of WWC that the Company did not already own. Fifteen percent (15%) of the consideration was to be placed into escrow for one year following the closing to be held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties contained in the Merger Agreement or certain other events. Previously, in the third quarter of 2008, the Company made an investment of $2.5 million for a 16% equity investment in and an option to purchase WWC at a later date. In connection with the execution of the Merger Agreement, the Company negotiated more favorable terms than the purchase option and also terminated the purchase option. Accordingly, the Company wrote-off the $1.1 million carrying value of the purchase option in the third quarter of 2009.

On January 1, 2010, the Company completed the acquisition of WWC. Accordingly, the assets, liabilities and operating results of WWC will be reflected in the Company’s consolidated financial statements from the date of acquisition. The total consideration paid by the Company for the portion of WWC that it did not already own was approximately $14.1 million in cash. No contingent cash payments remain for this transaction.

Acquisition of Vurv Technology, Inc.

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2008, the Company entered in an agreement to sell our Optimize product offering (“Optimize”) and the associated assets and liabilities. The Company acquired Optimize in connection with the acquisition of Vurv on July 1, 2008 and the sale of Optimize represents the completion of a disposition plan initiated during the third quarter of 2008. The sale of Optimize did not result in a significant gain or loss.

In 2009, the Company settled the Vurv escrow account with the former shareholders of Vurv and received 111,167 shares of the Company’s Class A common stock while the former shareholders of Vurv received 366,732 shares. The 111,167 shares were valued at $2.5 million based on a market price per share of $22.23 on the settlement date, November 11, 2009. The Company has designated these shares as treasury stock for fulfillment of future employee stock purchases under the Company’s employee stock purchase plan. The $2.5 million value of the shares was recorded as other income during the fourth quarter of 2009. Additionally in 2009, the Company received $0.4 million as reimbursement for severance payments made to certain former Vurv employees, which was recorded as a reduction in operating expense in the first quarter of 2009. As of December 31, 2009, all escrow accounts related to the Vurv acquisition have been settled.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under purchase accounting, the final purchase price allocated to the net identifiable intangible assets based on their estimated fair value at the date of acquisition. The determination of the value of these components required the Company to make various estimates and assumptions. Critical estimates in valuing certain of the intangible assets include but are not limited to future expected cash flows from product sales and services. The fair value of deferred revenue was determined based the estimated direct cost of fulfilling the obligation to the customer plus a normal profit margin while the fair value for all other assets and liabilities acquired was determined based on estimated future benefits or legal obligations associated with the respective asset or liability. The excess of the purchase price over the net identifiable intangible assets, other identifiable assets and liabilities acquired has been recorded to goodwill. The Company did not record any in-process research and development charges in connection with the acquisition.

Allocation of Purchase Price

Amount
(In thousands)
Cash	$223
Accounts receivable, net	7,779
Other current assets	495
Restricted Cash	286
Property and equipment	4,844
Goodwill	82,425
Intangible assets	49,947
Non-current assets	101
Accounts payable and accrued liabilities	(11,080)
Other current liabilities	(1,254)
Deferred revenue	(7,332)
Non-current liabilities	(1,379)

Total estimated purchase price	$125,055

Purchase Price

Amount
(In thousands)
Cash	$46,542
Estimated fair value of common stock issued	73,444
Estimated fair value of stock options assumed	1,745
Accrued transaction cost	3,324

Total estimated purchase price	$125,055

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Acquisition of Wetfeet, Inc.

On June 26, 2007, the Company entered into an asset purchase agreement (the “Wetfeet Asset Purchase Agreement”) by and among the Company, Universum Communications Holdings, Inc, Wetfeet, Inc., (“Wetfeet”) and U.S. Bank National Association as escrow agent, for the acquisition by the Company of certain assets of Wetfeet relating to Wetfeet’s hiring management solutions business (the “Wetfeet Transaction”). Under the terms of the Wetfeet Transaction, the Company acquired a portion of Wetfeet’s intellectual property, technology and customer contracts. The Wetfeet Transaction closed on July 3, 2007. The net cash amount paid by the Company at closing in connection with the acquisition was approximately $0.3 million in cash, of which approximately $0.1 million was placed into escrow for one year following the closing to be held as partial security for certain losses that may be incurred by the Company in the event of certain breaches of the representations and warranties covered in the asset purchase agreement or certain other events. The Wetfeet Asset Purchase Agreement provided for additional payments of up to approximately $1.3 million to be made to Wetfeet in July 2008 upon the achievement of certain milestones by the first anniversary of the closing date (“Second Payment”). As of December 31, 2007, such milestones had been substantially achieved and the $1.3 million was fully accrued and included in the cost of the acquisition. As in the case of the payment placed in escrow, the Second Payment was subject to adjustment for certain breaches of the representations and warranties covered in the asset purchase agreement or certain other events. In 2008, the Company determined certain milestones were not achieved and reduced the Second Payment by $42,000 before making the final payment in the second half of 2008. The $42,000 difference between the amount accrued for the Second Payment and the amount paid was recorded as an adjustment to goodwill. Additionally, goodwill was reduced by $20,000 due to capitalized transaction costs being more than actual cost incurred. The total cost of the acquisition including legal, accounting, valuation and other professional fees was $1.7 million. The Company had substantially converted the Wetfeet customers to its products and discontinued the Wetfeet product in 2008.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Acquisition of JobFlash, Inc.

On March 2, 2007, the Company entered into an asset purchase agreement (the “JobFlash Asset Purchase Agreement”) by and among the Company, JobFlash, Inc. (“JobFlash”) and U.S. Bank National Association as escrow agent, for the acquisition by the Company of certain assets of JobFlash relating to JobFlash’s talent management and human resources solutions business (the “JobFlash Transaction”). The JobFlash Transaction closed on March 7, 2007. The total purchase price paid by the Company in connection with the JobFlash Transaction was approximately $3.1 million, of which $0.5 million was placed into escrow for one year following the closing to be held as partial security for certain losses that may be incurred by the Company in the event of certain breaches of the representations and warranties covered in the Asset Purchase Agreement or certain other events. In March 2008, the Company distributed the $0.5 million escrow balance to the former owners of JobFlash. The total cost of the acquisition including legal, accounting, valuation and other professional fees was $3.3 million. In 2008, JobFlash goodwill was reduced by $16,000 due to capitalized transaction costs being more than actual cost incurred. Under the terms of the JobFlash Transaction, the Company acquired substantially all of JobFlash’s intellectual property, technology and customer contracts. The Company hired the majority of JobFlash’s sales, services and development personnel. In addition, the Company assumed certain liabilities relating to the purchased assets. As of December 31, 2009, assets acquired in the JobFlash transaction have provided the basis for the Company’s Taleo Scheduling Center solution, Taleo Voice Response and hourly hiring management tools for the Company’s Taleo Business Edition solution.

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented are shown below.

Year ended December 31, 2007
Consolidated Proforma (In thousands, except per share data)
Revenue	$128,410

Net income attributable to Class A common stockholders	$2,285

Net income attributable to Class A common stockholders — basic	$0.09

Net income attributable to Class A common stockholders — diluted	$0.08

Weighted average Class A common shares — basic	24,116

Weighted average Class A common shares — diluted	28,777

3. Intangible Assets and Goodwill

During the year ended December 31, 2009, goodwill decreased by $0.6 million as the Company reduced certain accrued liabilities, and or offset by other adjustments consisting of customer invoices and vendor payables in connection with the Company’s July 1, 2008 acquisition of Vurv. As of December 31, 2009, the Company had completed its purchase price allocation related to the Vurv acquisition. All goodwill is reported in our application operating segment.

On July 1, 2008, the Company completed its acquisition of Vurv and the related intangible assets are reflected in the table below. The $82.7 million of increase of goodwill relates to the acquisition of Vurv and has been assigned to the Company’s application operating segment. The Company also recorded a $49.9 million increase in intangible assets acquired in the transaction. During the third quarter of 2008 and as part of the review of the product portfolio acquired in the Vurv acquisition, the Company determined that it would not continue to sell and maintain a product offering referred to as Optimize. In addition, in the third quarter, the Company approved a plan for the sale or disposition of that product and the associated assets and liabilities. A newly acquired intangible asset that is expected to be sold shall be classified as held for sale at the acquisition date and shall not be amortized. As such, the Company classified the $0.7 million of intangible assets related to Optimize as held for sale and did not record amortization expense for these assets in its financial statements. The fair value of the intangible asset was determined based on the present value of the expected future cash flows from the Optimize product line. In November 2008, the Company entered in an agreement to sell our Optimize product offering and its associated assets and liabilities. The sale of Optimize represents the completion of a disposition plan initiated during the third quarter of 2008. See Footnote 2 — Business Combinations and Dispositions.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2009			December 31, 2008
Amortizable Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$11,811	$(7,088)	$4,723	$11,811	$(3,904)	$7,907
Customer relationships	41,297	(15,668)	25,629	41,297	(4,906)	36,391
Trade name and other	308	(218)	90	280	(83)	197
Non-compete agreements	410	(308)	102	410	(103)	307

	$53,826	$(23,282)	$30,544	$53,798	$(8,996)	$44,802

Goodwill	January 1, 2009 Balance	Adjustments	December 31, 2009 Balance
Vurv Technology	$83,024	$(599)	$82,425
WetFeet	1,665		1,665
JobFlash	2,014		2,014
Recruitforce / White Amber	4,923		4,923

	$91,626	$(599)	$91,027

The Company does not have a history of goodwill impairments.

Amortization expense for intangible assets was $14.3 million, $5.8 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows:

Estimated Amortization Expense	(In thousands)
2010	$11,311
2011	6,239
2012	3,736
2013	3,705
2014	3,703
Thereafter	1,850

Total	$30,544

4. Property and Equipment

Property and equipment consists of the following at December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Computer hardware and software	$59,699	$46,740
Furniture and equipment	3,550	3,198
Leasehold improvements	4,036	3,498

	67,285	53,436
Less accumulated depreciation and amortization	(43,775)	(28,186)

Total	$23,510	$25,250

Property and equipment included capital leases totaling $3.1 million at December 31, 2009 and 2008. All of the equipment purchased under capital leases are included in computer hardware and software. Accumulated

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization relating to property and equipment under capital leases totaled $2.3 million and $1.3 million, respectively, at December 31, 2009 and 2008. Depreciation and amortization expense of property and equipment was $13.2 million, $10.7 million, and, $6.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following at December 31, 2009 and 2008:

	2009	2008
Prepaid Expenses and Other Current Assets	(In thousands)
Prepaid expenses	$4,390	$3,614
Deferred tax asset net of valuation allowance	602	—
Other	5,134	7,363

Total	$10,126	$10,977

	2009	2008
Long-term Other Assets	(In thousands)
Deferred tax asset net of valuation allowance	$3,339	$802
Equity investment	1,414	2,498
Receivable from sale of Optimize product offering	920	875
Other	1,222	607

Total	$6,895	$4,782

In the third quarter of 2008, the Company made an initial investment of $2.5 million for a 16% equity investment in WWC and an option to purchase WWC at a later date. The Company assigned $1.4 million to the 16% equity investment and $1.1 million of the initial investment to the purchase option. In connection with the execution of the Merger Agreement on September 14, 2009, the Company negotiated more favorable terms than the purchase option and also terminated the purchase option. Accordingly, the Company recognized an impairment charge for the $1.1 million carrying value of the purchase option in the third quarter of 2009.

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consist of the following at December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Accounts payable	$5,352	$3,612
Accrued compensation	10,969	11,276
Accrued professional fees	1,511	1,907
Accrued income taxes	1,372	760
Accrued liabilities and other	4,388	7,322

Total	$23,592	$24,877

7. Common Stock

On November 19, 2009, the Company completed its offering of 6,500,000 shares of common stock at a price of $20.25 per share. The Company sold 7,475,000 shares including 975,000 shares related to an

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

underwriter’s option to sell additional shares to cover over-allotments of shares. Upon the closing of the offering, the Company received net proceeds of $144.6 million, after deducting underwriting discounts and commissions. Additionally, the Company incurred $0.8 million of other costs in connection with the offering further reducing net proceeds to approximately $143.8 million.

The following describes the Company’s common stock and its stock plans.

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

The first class consisted of 17,879,362 Class A Preferred Exchangeable Shares (“Common Exchangeables”) entitling the holder to exchange each share for one sixth of a share of the Company’s Class A common stock. The second class consisted of 6,350,400 Class B Preferred Exchangeable Shares (“Preferred Exchangeables”) that entitled the holder to exchange each share for one sixth of a share of the Company’s Series A Preferred Shares.

Upon the closing of the Company’s initial public offering of its Class A Common Stock, the Preferred Exchangeables entitled the holders of these shares to exchange each share for one sixth of a share of the Company’s Class A common stock directly. In addition, holders of all classes of exchangeable shares were party to an agreement which entitles them to the economic equivalent of dividends declared on Class A common stock without requiring them to exchange their shares. However, until the time that such shares are exchanged for the Company’s Class A common stock, amounts associated with the Preferred Exchangeables were classified outside of stockholders equity.

The holders of exchangeable shares also held Class B common stock of the Company. The holders of Class B common stock are entitled to one vote for each share of Class B common stock held and vote as a single class with Class A common stock. The Class B common stock is redeemable for $0.00001 per share at the time that either the Common Exchangeables or Preferred Exchangeables are exchanged for Class A common stock. The redemption feature ensures that holders of exchangeable shares do not get double voting rights following an exchange of their shares, once by virtue of holding class B common shares, and once by virtue of holding class A common shares.

Class B common stock was created in order to allow holders of exchangeable shares the ability to vote as if they had exchanged their exchangeable shares without having to exchange such shares. Holders of Class B common stock are not entitled to any substantive rights, economic or otherwise, as a result of their ownership of Class B common stock without consideration of the exchangeable shares of 9090-5415 Quebec Inc. The holders of all classes of exchangeable shares could elect, or the Company could require them, to exchange their exchangeable shares. During the year ended December 31, 2008, exchangeable shares were exchanged for 655,652 shares of Class A common stock leaving no exchangeable shares exchangeable for Class A common stock in future years. As of December 31, 2009, shares of Class A common stock resulting from the exchange of exchangeable shares totaled 4,038,287.

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

The Company has reserved the following number of shares of Class A common stock as of December 31, 2009 for the awarding of restricted stock awards, release of performance share awards, exercise of stock options and purchases under the employee stock purchase plan:

Class A Common Stock Plans (excluding the White Amber Stock Option Plan and the Employee Stock Purchase Plan)	8,370,951
White Amber Stock Option Plan	10,263
Employee Stock Purchase Plan	555,705

Total	8,936,919

Class A Common Stock Plans

As of December 31, 2009, the Company has reserved 8,370,951 shares of authorized but unissued Class A common stock for issuance under five stock plans. Of these shares, 8,029,248 shares were authorized but unissued under the four plans approved by stockholders, and 253,440 were authorized but unissued under a plan approved by the Board of Directors. Options to purchase Class A common stock may be granted to employees, directors, and certain consultants. Options issued prior to May 2009 are subject to the vesting provisions associated with each grant, generally vesting one-fourth on the first anniversary of the grant and ratably thereafter for the following 12 quarters. Options issued subsequent to May 2009 were granted from the EIP. Under the EIP, options are subject to the vesting provisions associated with each grant, and continue to generally vest one-fourth on the first anniversary of the grant, but then vest ratably on a quarterly basis thereafter for the following 12 quarters.

At December 31, 2009, 5,156,083 shares were available for future grants under all five plans. The following table presents a summary of the Class A common stock option activity since January 1, 2007, and related information:

	Number of Options	Weighted-Average Exercise Price
Outstanding — January 1, 2007	4,156,114	$10.52
Granted	969,457	$17.62
Exercised	(1,349,344)	$6.94
Forfeited	(252,813)	$13.71

Outstanding — December 31, 2007	3,523,414	$13.61
Granted	978,327	$20.66
Exercised	(696,731)	$11.11
Forfeited	(525,748)	$19.30

Outstanding — December 31, 2008	3,279,262	$15.33
Granted	337,000	$14.53
Exercised	(604,024)	$12.30
Forfeited	(286,904)	$21.34

Outstanding — December 31, 2009	2,725,334	$15.27

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has granted stock options to employees during 2009, 2008, and 2007 at exercise prices greater than or equal to the fair value of the Class A common stock at the time of grant.

During 2001 and 2003, the Company awarded stock options to purchase 2,000 and 27,332 shares, respectively, of Class A common stock to certain of its consultants. The stock options have an exercise price of $3.00 per share and ten year terms from their issue dates. The options issued in 2001 were subject to a vesting period of three years and were fully vested in January 2004. The options issued in 2003 are subject to a vesting period of four years. Of the options issued in 2001, none were exercised in 2009, and 1,000 remain outstanding as of December 31, 2009. Of the options issued in 2003, 1,666 were exercised in 2009 and none remain outstanding as of December 31, 2009.

The following table summarizes stock options outstanding at December 31, 2009:

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number of Options Exercisable
$ 3.00 - $11.05	277,491	5.14	183,006
11.07 - 11.90	289,579	6.53	251,835
12.00 - 13.50	297,334	5.83	257,935
13.58 - 14.00	346,091	5.88	342,763
14.10 - 15.87	442,413	8.03	166,662
15.92 - 16.72	59,457	7.41	36,940
17.28 - 17.28	286,857	8.34	104,067
17.35 - 17.91	273,902	7.38	182,644
18.00 - 22.86	286,698	6.06	192,600
$23.07 - $30.30	165,512	7.27	98,045

	2,725,334	6.76	1,816,497

Average exercise price per share			$14.68

The aggregate intrinsic value of options outstanding at December 31, 2009 was $23.0 million. The total intrinsic value of options exercised during fiscal 2009 was $4.7 million. The Company had 2,581,092 options vested or expected to vest over four years with an aggregate value intrinsic value of $21.9 million. As of December 31, 2009, unamortized compensation cost related to Class A common stock options was $6.5 million, net of assumed forfeitures. The cost is expected to be recognized over a weighted-average period of 2.1 years. For stock options, the Company recorded stock-based compensation expense of $5.5 million, $7.4 million and $6.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

On April 17, 2009, 31,360 exercisable options held by terminated employees of the Company were modified to extend their expiration date to May 30, 2009, which was 30 days after the Company became current with its SEC filing requirements. The modification of these options resulted in an incremental stock-based compensation expense of $47,000 during the second quarter of 2009.

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

White Amber Stock Option Plan

The Company has reserved 113,811 shares of authorized but unissued Class A common stock for issuance under a stock option plan (the “White Amber Option Plan”) that was approved by the Board of Directors in 2003, in connection with the acquisition of White Amber. Options to purchase 206,487 shares at $0.78 per share were issued under the White Amber Option Plan in 2003. The fair value of these options was determined to be approximately $0.6 million utilizing the Black-Scholes valuation model, $0.2 million of which was recorded as part of the purchase price of White Amber and the balance of $0.4 million was recorded as deferred stock-based compensation to be amortized over the respective vesting period of the awards. No further issuances may be made from this plan. Options under the White Amber Option Plan have a ten year life, with 3.81 years remaining life as of December 31, 2009.

Options under the White Amber Stock Option Plan are subject to the vesting provisions associated with each grant, and generally calls for 25% vesting upon issuance, with future vesting over defined periods for the remaining shares. The following schedule summarizes the activity relating to the White Amber Option Plan:

	Number of Options	Weighted- Average Exercise Price
Outstanding — January 1, 2007	113,811	$0.78
Exercised	(89,266)	$0.78

Outstanding — December 31, 2007	24,545	$0.78
Exercised	(1,500)	$0.78

Outstanding — December 31, 2008	23,045	$0.78
Exercised	(12,782)	$0.78

Outstanding — December 31, 2009	10,263	$0.78

At December 31, 2009, the number of options exercisable and the weighted-average exercise price per share of those exercisable options were 10,263 and $0.78, respectively.

The aggregate intrinsic value of the 10,263 fully vested options outstanding at December 31, 2009 related to the White Amber option Plan was $0.2 million. The total intrinsic value of options exercised during fiscal 2009 was $0.2 million.

For the White Amber Stock Option Plan, the Company recorded $0 of stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007.

Restricted Stock and Performance Shares

On May 31, 2006, the Compensation Committee of the Board of Directors of the Company approved a form of restricted stock agreement and a form of performance share agreement for use under the Company’s 2004 Stock Plan pursuant to which the Company has granted restricted stock and performance shares through May 2009, when the Company began to grant restricted stock and performance shares under the EIP. The shares of restricted stock and performance share awards have a per share price of $0.00001 which equals the par value. The Company’s right to repurchase the restricted stock granted to employees lapses in accordance with a four year schedule and the performance shares granted to employees vest in accordance with a four year vesting

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

schedule. Restricted stock and performance shares granted prior to May 2009 were subject to quarterly vesting for the 16 quarters following the grant date. Beginning June 1, 2009, restricted stock and performance shares were granted from the EIP. Under the EIP restricted stock and performance shares generally vest one-fourth on the first anniversary of the grant then quarterly thereafter for the following 12 quarters. The Company’s outside directors, with the exception of the Lead Independent Director of the Company’s Board of Directors, receive 50%, and may elect to receive up to 100%, of their board compensation as restricted stock or performance shares in lieu of cash compensation. The Lead Independent Director of the Company’s Board of Directors may elect to receive his board compensation in any combination of cash and restricted stock. Restricted stock awards to directors made in lieu of cash compensation are granted on the first business day of each quarter and vest on the last day of each quarter. The fair value is measured based upon the closing Nasdaq market price of the underlying Company stock as of the date of grant. The Company uses historical and current data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. Restricted stock and performance share awards are amortized over the period using the straight-line method. The only performance condition for unvested performance shares outstanding as of December 31, 2009 is continued service to the Company. Upon vesting, performance share awards convert into an equivalent number of shares of common stock. As of December 31, 2009, the unamortized compensation cost was $10.4 million, net of assumed forfeitures. The cost is expected to be recognized over a weighted-average period of between 2.1 and 3.4 years. The following table presents a summary of the restricted stock awards and performance share awards for the years ended December 31, 2009, 2008 and 2007.

	Performance Share Awards	Restricted Stock Awards	Weighted- Average Grant-Date Fair Value per Share
Repurchasable/nonvested balance — January 1, 2007	53,750	234,375	$11.75
Awarded	2,481	58,800	17.00
Released/vested	(24,356)	(76,606)	10.56
Forfeited/cancelled	(3,750)	(16,193)	11.48

Repurchasable/nonvested balance — December 31, 2007	28,125	200,376	13.77
Awarded	29,227	440,582	18.53
Released/vested	(15,984)	(126,505)	14.25
Forfeited/cancelled	(2,090)	(81,743)	15.65

Repurchasable/nonvested balance — December 31, 2008	39,278	432,710	18.12
Awarded	468,957	273,171	14.67
Released/vested	(27,421)	(230,318)	16.09
Forfeited/cancelled	(13,359)	(8,751)	22.98

Repurchasable/nonvested balance — December 31, 2009	467,455	466,812	$17.01

For restricted stock and performance share agreements, the Company recorded $4.6 million, $3.1 million and $1.1 million stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

At December 31, 2005, the Company reserved shares for future issuance under the ESPP. Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally commence each May 1 and November 1. Shares are purchased through employees’ payroll deductions, up to a maximum of 10% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than 10,000 shares per offering or $25,000 worth of common stock in one calendar year. Unamortized compensation cost was $0.4 million at December 31, 2009. This cost is to be recognized over the four months ended April 30, 2010.

	Shares	Purchase Price
Reserve for ESPP balance — January 1, 2007	435,487	—
Employees purchases	(143,992)	$11.30

ESPP balance — December 31, 2007	291,495	—
Employees purchases	(175,669)	13.87

ESPP balance — December 31, 2008	115,826	—
Increase in share reserve	622,487	—
Employees purchases	(182,608)	$12.06

ESPP balance — December 31, 2009	555,705	—

For the ESPP, the Company recorded stock-based compensation of $0.9 million for the years ended December 31, 2009 and 2008 and $0.6 million for the year ended December 31, 2007.

Stock-Based Compensation Expense

The following table summarizes the total stock-based compensation expense included in the Consolidated Statements of Operations for years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
	(In thousands)
Cost of revenues	$1,842	$1,525	$953
Sales and marketing	3,011	3,132	2,049
Research and development	1,516	1,465	1,391
General and administrative	4,660	5,311	3,579

	$11,029	$11,433	$7,972

The Company recorded $5.5 million in pre-tax share-based compensation expense for stock options, $4.6 million in share-based compensation expense for restricted stock awards and $0.9 million for purchase rights under the employee stock purchase plan during the year ended December 31, 2009. Additionally, the Company realized $0.3 million in excess tax benefits during the year ended December 31, 2009. As of December 31, 2009, there was $17.3 million in total unrecognized compensation cost, net of assumed forfeitures, related to non-vested share-based compensation arrangements granted under all equity compensation plans.

The Company received $9.6 million, $10.2 million and $11.1 million in cash from option exercises and issuances of stock under the employee stock purchase plan during the years ended December 31, 2009, 2008 and 2007, respectively.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Determining Fair Value

The Company estimates the fair value of its stock options granted using the Black-Scholes option valuation model. The Company estimates the expected volatility of common stock at the date of grant based on a combination of the Company’s historical volatility and the volatility of comparable companies, consistent with the standards established by the FASB and the SEC. The Company estimates the expected term consistent with the simplified method identified by the SEC. The Company elected to use the simplified method due to a lack of term length data as the Company completed its initial public offering in October 2005 and its options meet the criteria of the “plain-vanilla” options as defined by the SEC. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of employee options. The Company uses historical and current data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, the Company amortizes the fair value on a straight-line basis over the requisite service period of the options which is generally four years.

The weighted-average fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for share-based payment awards during the years ended December 31, 2009, 2008 and 2007:

Stock Options	2009	2008	2007
Expected volatility	68 to 69%	53 to 66%	49 to 51%
Risk-free interest rate	1.63 to 2.95	1.97 to 3.53%	3.9 to 5.1%
Expected life (in years)	4.75 to 6.25	5.5 to 6.25	5.5 to 6.25
Weighted-average exercise price per share of options granted	$14.53	$18.00	$17.62
Weighted-average fair value per share of option granted	$9.06	$9.82	$9.49
Expected dividend yield	0%	0%	0%

Employee Stock Purchase Plan	2009	2008	2007
Expected volatility	59 to 78%	44 to 59%	44 to 53%
Risk-free interest rate	0.17 to 0.29%	1.07 to 3.49%	3.49 to 5.09%
Expected life (in weeks)	22 to 26	26	26
Expected dividend yield	0%	0%	0%

8. Income Taxes

The domestic and foreign components of income (loss) before provision for income taxes were as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Domestic	$(1,288)	$(7,228)	$4,668
Foreign	1,428	403	920

Total	$140	$(6,825)	$5,588

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Current
Federal	$163	$313	$297
State	666	192	—
Foreign	155	222	1,763

Total	$984	$727	$2,060

Deferred
Federal	$(251)	$519	$675
State	—	—	—
Foreign	(1,886)	57	348

Total	(2,137)	576	1,023

Total provision (benefit) for income taxes	$(1,153)	$1,303	$3,083

A reconciliation of the U.S. federal statutory rate to the effective income tax is as follows:

	2009	2008	2007
Tax (benefit) at federal tax at statutory rate	34%	-34%	34%
State income taxes, net	53%	1%	8%
U.S. Alternative Minimum Taxes	0%	0%	3%
Foreign Taxes	-1,578%	5%	32%
Non-deductible share based payments	995%	22%	19%
Non-taxable Vurv escrow settlement	-599%	0%	0%
Non-deductible other expenses	206%	1%	1%
Unbenefitted losses/valuation allowance	68%	24%	-42%

Total	-821%	19%	55%

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s deferred tax assets and liabilities are as follows:

	2009	2008
	(In thousands)
Deferred tax assets:
Tax loss carry forwards	$19,787	$23,469
Reserves and accruals	—	3,068
Deferred revenue	6,249	7,207
Alternative Minimum Tax credit	331	331
Canadian investment credits	5,863	1,666
Stock based compensation	3,166	3,179
Other, net	3,208	1,135

Total deferred tax assets	$38,604	$40,055

Deferred tax liabilities:
Transactional cost study	$(487)	$(491)
Property and equipment	(1,008)	(1,252)
Acquired intangible assets	(10,787)	(17,067)
Reserves and accruals	(677)	—

Total deferred tax liabilities	$(12,959)	$(18,810)

Net deferred tax asset	$25,645	$21,245
Valuation allowance	(21,704)	(19,563)

Deferred tax asset, net	$3,941	$1,682

As of December 31, 2009, the Company has available for future periods U.S. federal and California state tax loss carryforwards of approximately $54.7 million and $5.2 million, respectively, which begin to expire in 2021 and 2015, respectively. In addition, the Company has approximately $12.2 million of loss carryforwards associated with nonqualified stock option excess tax deductions that when realized, will be recorded as an increase to additional paid in capital. As of December 31, 2009, the Company had U.S. federal alternative minimum tax and Canadian federal tax credit carryforwards of approximately $0.3 and $6.0 million, respectively, available to offset future taxable income. The U.S. federal alternative minimum tax credits carryforwards do not expire and the Canadian tax credits begin to expire in 2024. Utilization of the Company’s net operating loss and tax credit carryforwards are subject to annual limitations pursuant to the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss and tax credit carryforwards before utilization.

Deferred income taxes are recorded in accordance with FASB-issued authoritative guidance and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. The guidance provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. The Company has determined that it is more likely than not that its non-U.S. deferred tax assets and U.S. federal alternative minimum tax credits will be realized. Accordingly, the Company has recorded a net deferred tax asset of $3.9 million and $1.7 million, at December 31, 2009 and 2008, respectively.

Should the Company determine that it is more likely than not that our U.S deferred tax assets will be realized, it will adjust the related valuation allowance and recognize a material decrease to our income tax expense in the period that such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. Accordingly, it has

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined that it is more likely than not that the U.S. deferred tax assets, excluding U.S. federal alternative minimum tax credits, will not be realized at this time. The Company will continue to evaluate the ability to realize, by jurisdiction, its deferred tax assets on a quarterly basis.

No provision has been made for U.S federal and state income taxes on the undistributed earnings of approximately $4.3 million relating to the Company’s foreign subsidiaries as such earnings are expected to be reinvested and are considered permanent in duration. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings in the subsidiaries.

Effective January 1, 2007, the Company adopted the provisions of FASB-issued authoritative guidance to the accounting for uncertain tax positions.

A reconciliation of the beginning and ending amounts of uncertain tax benefits are as follows:

	Uncertain Tax Benefits
	(In millions)
	2009	2008	2007
Uncertain tax benefits at January 1,	$6.5	$6.9	$5.2
Increases for uncertain tax benefits in current year	—	2.0	2.3
Increases for uncertain tax benefits of prior years		0.8	—
Decreases for uncertain tax benefits of prior years	(1.2)	(2.4)	—
Settlements	—	(0.8)	(0.6)
Lapse of statute of limitations	(0.2)	—	—

Uncertain tax benefits at December 31,	$5.1	$6.5	$6.9

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2009, accrued interest expense related to uncertain tax positions was less than $0.1 million. Approximately $4.5 million of the unrecognized tax benefit balance of $5.1 million as of December 31, 2009 would affect income tax expense if recognized. The remaining unrecognized tax benefits are subject to a full valuation allowance and, thus, if recognized will not affect the annual effective tax rate. As the Company has net operating loss carryforwards for U.S. federal and state purposes, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years. With few exceptions, the Company is no longer subject to foreign income tax examinations by tax authorities for years before 2002.

In December 2008, the Company was notified by the federal Canada Revenue Agency (“CRA”) of their intention to audit tax years 2003 through 2007. CRA has issued proposed assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and CAD $6.9 million, respectively. These adjustments relate, principally, to the treatment of refundable Canadian Development Technology Incentives (“CDTI”) tax credits and income and expense allocations recorded between the Company and its Canadian subsidiary. The Company disagrees with the CRA’s basis for these adjustments and intends to appeal their decision through applicable administrative and judicial procedures.

There could be a significant impact to the Company’s uncertain tax positions over the next twelve months depending on the outcome of any audit. The Company anticipates it is reasonably possible that unrecognized tax benefits will decrease by less than $0.1 million relating to expiring statutes of limitations by the end of 2010.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Commitments and Contingencies

Operating Leases — The Company leases office space and has operating leases for computer equipment and third-party facilities that host its applications. Rental expenses under these agreements for the years ended December 31, 2009, 2008, and 2007 were approximately $9.7 million, $6.1 million, and $7.9 million, respectively.

Software Contracts — The Company has entered into software license and maintenance agreements for database software used in the production environment. Total payments related to these agreements are included in the software contract column below.

Capital Leases — See Note 4 “Property and Equipment” for additional information regarding capital leases.

The minimum non-cancelable scheduled payments under these agreements at December 31, 2009 are as follows:

	Operating Leases
	Equipment Leases	Facility Leases	Third Party Hosting Facilities	Total Operating Leases	Software Contracts	Capital Leases(1)	Total
	(In thousands)				(In thousands)	(In thousands)	(In thousands)
2010	$90	$2,318	$1,282	$3,690	$3,923	$429	$8,042
2011	59	1,793	391	2,243	1,425	66	3,734
2012	—	1,634	126	1,760	53	41	1,854
2013	—	671	11	682	4	6	692
2014	—	156	—	156	—	—	156

Total	$149	$6,572	$1,810	$8,531	$5,405	$542	$14,478

Less amounts representing interest						(23)

Present value of minimum lease payments						$519
Less current portion						(412)

Noncurrent portion						$107

(1)	amount includes interest.

Litigation — Kenexa Litigations — Kenexa BrassRing, Inc., (“Kenexa”) filed suit against the Company in the United States District Court for the District of Delaware on August 27, 2007. Kenexa alleges that the Company infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining the Company from further infringement. The Company answered Kenexa’s complaint on January 28, 2008. On May 9, 2008, Kenexa filed a similar lawsuit against Vurv Technology, Inc. (now known as Vurv Technology LLC) (“Vurv”) in the United States District Court for the District of Delaware, alleging that Vurv has infringed Patent Nos. 5,999,939 and 6,996,561, and seeking monetary damages and an order enjoining further infringement. Vurv answered Kenexa’s complaint on May 29, 2008. The Company acquired Vurv on July 1, 2008. The Company’s management has reviewed these matters and believes that neither the Company’s nor Vurv’s software products infringe any valid and enforceable claim of the asserted patents. The Company has engaged in settlement discussions with Kenexa, but no settlement agreement has been reached. Litigation is ongoing with respect to these matters.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 30, 2008, the Company filed a reexamination request with the United States Patent and Trademark Office (“USPTO”), seeking reconsideration of the validity of Patent No. 6,996,561 based on prior art that the Company presented with the Company’s reexamination request. Finding that the Company’s reexamination request raised a “substantial new question of patentability,” the USPTO ordered reexamination of Patent No. 6,996,561 on September 5, 2008. On November 13, 2008, the USPTO issued an office action rejecting all of the claims of Patent No. 6,996,561 because they are either anticipated by or unpatentable over the prior art. After comments by both parties to the reexamination, on June 4, 2009 the USPTO issued a subsequent action standing by its determination that certain claims of Patent No. 6,996,561 are unpatentable, but indicating patentability of other claims. Both parties have since provided additional comments on this subsequent action and both parties have since filed notices of their intention to appeal elements of the reexamination to the USPTO’s Board of Patent Appeals and Interferences. Accordingly, the USPTO’s reexamination of Patent No. 6,996,561 is ongoing.

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

On July 17, 2009, Kenexa and Kenexa Recruiter (together, the “Kenexa Plaintiffs”) filed suit against Taleo, a current Taleo employee and a former Taleo employee in Massachusetts Superior Court (Middlesex County). The Kenexa Plaintiffs amended the complaint on August 27, 2009 and added Vurv Technology LLC, two former employees of Taleo and two current employees of Taleo. The Kenexa Plaintiffs assert claims for breach of contract and the implied covenant of good faith and fair dealing, unfair trade practices, computer theft, misappropriation of trade secrets, tortious interference, unfair competition, unjust enrichment, computer fraud and abuse. Vurv removed the complaint to the United States District Court for the District of Massachusetts and Taleo and Vurv, along with two other defendants, answered the complaint on October 5, 2009. Additionally, four other defendants (current and former employees of Taleo) moved to dismiss for lack of jurisdiction on October 5 and October 26, 2009. The Kenexa Plaintiffs did not oppose the motion to dismiss for two of these four defendants, and the motion pertaining to the other two defendants is pending before the court and the matter is ongoing.

Securities Claims — On November 14, 2008, following the announcement that the Company was re-evaluating certain of the Company’s historical and then current accounting practices, a shareholder class action lawsuit entitled Brett Johnson v. Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sisodraker, CV-08-5182 SC, was filed in the United States District Court for the Northern District of California. The complaint alleged violations of §10(b) of the Exchange Act and SEC Rule 10b-5. The Johnson lawsuit was dismissed without prejudice on December 22, 2008. On December 17, 2008, a second substantially similar shareholder lawsuit entitled Terrence Popyk v. Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV 08-5634 PH, was filed in the Northern District of California; the Popyk lawsuit was dismissed without prejudice on January 20, 2009. On January 13, 2009, a third shareholder lawsuit entitled Scott Stemper v Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker, CV 09-0151 JSW, was filed in the United States District Court for the Northern District of California. On February 9, 2009, the court renamed the Stemper action “In re Taleo Corporation Securities Litigation” and appointed the Greater Pennsylvania Carpenter’s Pension Fund as lead plaintiff (the “Plaintiff”). On June 15, 2009, the Plaintiff filed an amended complaint naming Taleo Corporation, Michael Gregoire, Katy Murray, and Divesh Sisodraker as defendants (the “Amended Complaint”).

The Amended Complaint alleges that defendants engaged in securities fraud in violation of §10(b) of the Exchange Act and SEC Rule 10b-5. The fraud allegations include a failure to apply GAAP in the reporting of quarterly and annual financial statements and securities prospectuses from the time of the Company’s initial public offering to recent filings with the SEC. The complaint seeks an unspecified amount of damages on behalf of a purported class of individuals or institutions who purchased or acquired shares of the Company’s common stock between September 29, 2005 and November 12, 2008. In response to the Amended Complaint, the defendants filed a motion to dismiss the lawsuit on July 31, 2009. On February 17, 2010, the Court granted defendants’ motion and dismissed the Amended Complaint. The Court also granted Plaintiff leave to amend and gave Plaintiff until March 12, 2010 to file a second amended complaint. A case management conference is currently set for May 14, 2010.

Other Matters — In addition to the matters described above, the Company is subject to various claims and legal proceedings that arise in the ordinary course of its business from time to time, including claims and legal proceedings that have been asserted against the Company by customers, former employees and advisors and competitors. The Company has accrued for estimated losses in the accompanying consolidated financial statements for matters where the Company believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Based on currently available information, the Company’s management does not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, is likely to have a material adverse effect on the Company’s financial position or results of operations. However litigation is subject to inherent uncertainties and the Company’s views on these matters may change in the future. Were an unfavorable outcome to occur in any one or more of those matters or the matters described above, over and above the amount, if any, that has been estimated and accrued in the Company’s consolidated financial statements, it could have a material adverse effect on the Company’s business, financial condition, results of operations and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

10. Employee Benefit Plans

The Company maintains a 401(k) profit-sharing plan (the “401(k) Plan”) covering substantially all U.S. employees. Pursuant to the 401(k) Plan, the Company may elect to match employee contributions to the 401(k) Plan, not to exceed 6% of an employee’s compensation. The Company made no such election to match contributions to the 401(k) Plan for the year ended December 31, 2007. Effective January 1, 2008, the Company instituted a 401(k) matching program with the following specifics: (i) for employee contributions to the 401(k) Plan of up to 4% of each employee’s base salary up to a maximum of $245,000 the year ended December 31, 2009, the Company will match such employee contributions at a rate of $0.50 for every $1.00 contributed by the

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee; and (ii) the Company 401(k) matching program has a three year vesting period. The Company recorded $0.8 million and $0.4 million in employee related costs during the twelve months ended December 31, 2009 and 2008, respectively, as a result of the adoption of this program.

11. Other Income

Year Ended December 31, 2009
(In thousands)
Settlement of Vurv escrow account	$2,471
Worlwide Compensation purchase option write-off	(1,084)

Other Income	$1,387

In 2009, the Company settled the Vurv escrow account with the former shareholders of Vurv and received 111,167 shares of the Company’s Class A common stock valued at $2.5 million based on a market price per share of $22.23 on the settlement date, November 11, 2009. The $2.5 million value of the shares was recorded as other income during the fourth quarter of 2009. See Note 2 “Business Combinations and Dispositions”.

In the third quarter of 2008, the Company made an initial investment of $2.5 million for a 16% equity investment in WWC and an option to purchase WWC at a later date. The Company assigned $1.4 million to the 16% equity investment and $1.1 million of the initial investment to the purchase option. In connection with the execution of the Merger Agreement on September 14, 2009, the Company negotiated more favorable terms than the purchase option and also terminated the purchase option. Accordingly, the Company wrote-off the $1.1 million carrying value of the purchase option in the third quarter of 2009.

12. Net Income/(Loss) Per Share

Basic and diluted net income (loss) per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of Class A common shares outstanding during the period. Given that the Class B common shares do not have any economic rights, the Company has determined that basic earnings per share should be calculated based only on the outstanding Class A common shares. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive. However, during periods of net income, earnings per share is based on outstanding Class A common shares and exchangeable shares, since the latter are participating securities, but have no legal requirement to fund losses. Class B common shares are non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. Exchangeable shares, stock options, and warrants are included only if they are dilutive. These securities aggregated on a weighted-average share basis to 899,685, 3,823,137, and 4,661,113 for the years ended December 31, 2009, 2008, and 2007, respectively. They were not included in the diluted net loss per common share for the year ended December 31, 2008 since they were antidilutive for that period.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the loss or earnings applicable to each class of common shares is as follows:

	2009		2008		2007
	Class A Common	Class B Common(1)	Class A Common	Class B Common(1)	Class A Common	Class B Common(1)
	(In thousands, except per share data)
Allocation of net income/(loss)	$1,293	—	$(8,128)	—	$2,505	—
Weighted-average shares outstanding — basic	31,507	—	27,569	455	24,116	1,108
Weighted-average shares outstanding — diluted	32,406	—	27,569	455	28,777	1,874
Net income/(loss) per share — basic	$0.04	—	$(0.29)	—	$0.10	—
Net income/(loss) per share — diluted	$0.04	—	$(0.29)	—	$0.09	—

(1)	Class B common shares are non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. The corresponding exchangeable shares, discussed at Note 7. “Common Stock”, are participating securities but have no legal requirement to fund such losses, making them antidilutive for 2008.

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

13. Segment and Geographic Information, International Operations, and Customer Concentrations

The Company reports information about operating segments in its annual financial statements and selected information about operating segments in its interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company.

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of operating segments:

	Application	Consulting	Total
	(In thousands)
2009
Revenue based on Taleo contracting entity	$173,495	$24,917	$198,412
Contribution margin(1)	$97,170	$303	$97,473
2008
Revenue based on Taleo contracting entity	$138,628	$29,791	$168,419
Contribution margin(1)	$75,258	$4,522	$79,780
2007
Revenue based on Taleo contracting entity	$105,032	$23,038	$128,070
Contribution margin(1)	$59,193	$4,940	$64,133

(1)	Contribution margins equals gross profit minus research and development expenses. The Contribution margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Profit Reconciliation

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Contribution margin for reportable segments	$97,473	$79,780	$64,133
Sales and marketing	(65,731)	(53,827)	(37,172)
General and administrative	(33,152)	(32,382)	(24,281)
Restructuring charges	—	(1,914)	—
Interest and other income, expense, net	1,550	1,518	2,908

Income (loss) before provision for income taxes	$140	$(6,825)	$5,588

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information:

Revenue attributed to a country or region includes sales to multinational organizations and is based on the country of location of the Taleo legal entity that is the contracting party. The Company’s U.S. entity is the contracting party for all sales agreements in the United States and the Company’s Canadian entity is the contracting party for all Taleo Enterprise sales agreements in Canada. Prior to January 1, 2005, certain of the Company’s subsidiaries outside of North America were the contracting parties for sales transactions within their regions. After January 1, 2005, the Company’s U.S. entity has been the contracting party for all new sales agreements and renewals of existing sales agreements entered into with customers outside of North America. Revenues and assets and by legal contracting entity by region are as follows:

	United States	Canada	Europe	Other	Total
	(In thousands)
Year ended December 31, 2009 —
Revenues	$191,288	$7,036	$16	$72	$198,412

Assets	$430,371	$20,179	$5,099	$728	$456,377

Year ended December 31, 2008 —
Revenues	$159,860	$7,919	$403	$237	$168,419

Assets	$263,268	$15,177	$4,304	$440	$283,189

Year ended December 31, 2007 —
Revenues	$119,651	$6,795	$922	$702	$128,070

Assets	$143,945	$17,946	$2,371	$559	$164,821

The geographic mix of application revenue based on the region of location of the customer’s contracting entity was as follows:

	Year Ended December 31,
	2009	2008	2007
United States	81%	83%	85%
Canada	4%	5%	6%
Europe	11%	8%	6%
Rest of the world	4%	4%	3%

	100%	100%	100%

Due to the nature of consulting services revenue recognition, it is impracticable to determine revenue by location of the customer.

During the years ended December 31, 2009, 2008, and 2007 there was no customer that individually represented greater than 10% of the Company’s total revenue, and at December 31, 2009 and 2008, no customer represented greater than 10% of the Company’s accounts receivable.

All goodwill and intangible assets for all reported years are located in the United States. Goodwill for all reported years relates to the applications reporting unit.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Severance and Exit Costs

Restructuring

During the second quarter of 2008, the Company initiated a restructuring plan (the “Plan”) to reorganize the Company as a result of the Vurv acquisition. The Plan was completed in the fourth quarter of 2008 and resulted in the termination of approximately 34 persons throughout the organization and the closure of certain U.S. and international facilities. During the year ended December 31, 2008 the Company incurred severance and facility closure expense of $1.9 million. No restructuring expense was incurred during the year ended December 31, 2009.

At December 31, 2009, the Company had no future liability related to restructuring charges in its consolidated balance sheet. The Company records a liability for restructuring costs when it has a payment obligation to an employee or external part

	Severance	Facility closure	Total liability
		(In thousands)
Restructuring expense
Liability at January 1, 2009	$271	$—	$271
Cash payments in the first quarter of 2009	(271)	—	(271)

Liability at December 31, 2009	$—	$—	$—

Exit Cost — San Francisco Lease

During July 2006, the Company moved its corporate offices from San Francisco, California to Dublin, California. As a result of this relocation, the Company has recorded a provision for the exit from the San Francisco facility. As a part of this provision, the Company has taken into account that on October 19, 2006, it entered into an agreement to sublease its San Francisco facility, consisting of approximately 12,000 square feet. The total cost associated with the exit from the San Francisco facility was $0.4 million. As of December 31, 2009, the sublease and lease had expired and no future cash payments remain to be made related to this lease. Additionally, no expense was recorded for the San Francisco facility during the year ended December 31, 2009.

	Lease payments	Sublease rental income	Net liability
	(In thousands)
Liability for the Remaining Net Lease Payments for the San Francisco Facility
Liability at January 1, 2009	$227	$(170)	$57
Cash receipts / (payments)	(227)	170	(57)

Liability at December 31, 2009	$—	$—	$—

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs Associated with the Exit from the San Francisco Facility	Amount
(In thousands)
Establishment of initial net liability for net lease payments at July 2006	$469
Reversal of accrued rent from original lease	(237)
Adjustment for tenant inducements from original lease	(102)
Write-off of fixed assets	205
Commissions and legal costs	79

Total cumulative exit expense	$414

Transition of Time and Expense Services Processing

As a result of the Company’s decision in 2007 to discontinue the time and expense processing services related to its Taleo Contingent solution, there were a total of approximately 38 full time positions that could have been terminated as part of this transition, which was completed in August 2008. As of the completion date, 34 positions were terminated and 4 were reassigned to other departments. If an employee was terminated and remained employed through the transition date, the terminated employee was entitled to an exit package. The total liability for exit packages of $0.7 million has been paid. No exit cost was incurred during the year ended December 31, 2009. Total costs for each of the years ended December 31, 2008 and 2007 was $0.1 million and $0.6 million, respectively. These costs were recorded as an operating expense.

15. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for the years ended December 31, 2009 and 2008 is as follows:

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)
Revenue	$48,083	$49,093	$50,736	$50,500	$198,412
Gross profit	32,125	32,195	33,934	34,066	132,320
Operating income (loss)	(1,948)	(1,516)	301	1,753	(1,410)
Net income (loss)	(2,085)	(113)	(1,102)	4,593	1,293
Net income (loss) attributable to Class A common stockholders per share — basic	$(0.07)	$(0.00)	$(0.04)	$0.13	$0.04
Net income (loss) attributable to Class A common stockholders per share — diluted	$(0.07)	$(0.00)	$(0.04)	$0.13	$0.04
Weighted average Class A common shares outstanding —basic	30,262	30,417	30,883	34,425	31,507
Weighted average Class A common shares outstanding —diluted	30,262	30,417	30,883	35,594	32,406

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)
Revenue	$35,830	$37,902	$46,646	$48,041	$168,419
Gross profit	23,804	25,910	29,535	31,525	110,774
Operating income	(518)	(863)	(5,548)	(1,414)	(8,343)
Net income (loss)	518	(217)	(5,906)	(2,523)	(8,128)
Net income (loss) attributable to Class A common stockholders per share — basic	$0.02	$(0.01)	$(0.20)	$(0.08)	$(0.29)
Net income (loss) attributable to Class A common stockholders per share — diluted	$0.02	$(0.01)	$(0.20)	$(0.08)	$(0.29)
Weighted average Class A common shares outstanding — basic	25,369	25,708	29,388	29,805	27,569
Weighted average Class A common shares outstanding — diluted	28,899	25,708	29,388	29,805	27,569

Net income (loss) attributable to Class A common stockholder per share – basic and diluted for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

16. Subsequent Events

The Company closed the transaction to purchase Worldwide Compensation Inc. on January 1, 2010. See Note 2. “Business Combination and Dispositions”.

17. Restatement

Previously Restated Consolidated Financial Statements for the fiscal years ended December 31, 2008 and 2007

The Company’s current Annual Report on Form 10-K contains financial information related to the fiscal years ended December 31, 2008 and 2007 which reflect previously restated financial information. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on April 30, 2009 (the “Original Filing”) reflected a restatement related to revenue recognition (the “Restatement — Revenue Recognition”) and was subsequently amended on Form 10-K/A filed on October 27, 2009 (“Amended Filing”) to reflect the restatement that resulted from management’s determination subsequent to the issuance of the Company’s financial statements for the fiscal year ended December 31, 2008 that there was an error in its accounting for stock-based compensation expense (the “Restatement — Stock-based Compensation”). These previously reported restatements impacted the financial information included in the Company’s current Annual Report on Form 10-K with respect to the years ended December 31, 2008, and 2007 and as of December 31,2008.

Restatement — Revenue Recognition

Subsequent to the issuance of the Company’s 2007 consolidated financial statements, the Company, under the direction of its Audit Committee, re-evaluated its historical and then-current practices with respect to the timing for recognition of application and consulting revenues in accordance with accounting principles generally accepted in the United States and determined that recognition of consulting revenue as a separate unit of accounting in a multi-element arrangement was not appropriate in certain of its customer arrangements in which

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

application services and consulting services were sold in the same arrangement. The impact of this previously restated correction and other items is described below. The after tax effect to originally reported net income of all adjustments for the year ended December 31, 2007 was to decrease net income by $0.1 million.

Findings from the Company’s review of revenue recognition practices

Consulting Revenue—In the course of its review of revenue recognition practices, the Company determined that recognition of consulting revenue as a separate unit of accounting in a multi-element arrangement, as required under accounting guidance, was not appropriate in certain of its customer arrangements in which application services and consulting services were sold in the same arrangement. The Company determined that consulting revenue should have been recognized ratably over the term of the application services agreement (typically three years) versus the Company’s historical practice of recognizing such revenue as delivered or on the basis of proportional performance. The effect of correcting this matter as part of this Revenue Recognition Restatement was to reduce originally reported revenue by $0.1 million the year ended December 31, 2007.

Set-up Fees—Also in connection with the Company’s review, the Company determined that it should recognize revenue from set-up fees, an element of the Company’s application revenue, over the expected customer life of the arrangement versus the Company’s historical practice of recognizing such revenue over the term of the application services agreement. The effect of correcting this matter as part of this Revenue Recognition Restatement was to reduce originally reported revenue by less than $0.1 million for the year ended December 31, 2007.

Each of the corrections described above affect the timing of revenue but not the total amount of revenue ultimately to be recorded by the Company.

Other Adjustments

In addition to the revenue items described above, the Company also made other, less significant corrections, including certain corrections that had been previously identified but not recorded because they were not material, individually or in the aggregate, to the Company’s consolidated financial statements. The effect of correcting these other adjustments as part of this Revenue Recognition Restatement was to increase previously reported pre-tax income by $0.5 million for the year ended December 31, 2007.

Adjustments were made to income tax expense as a result of the adjustments described above to income before taxes, and in 2007 also reflects an adjustment to increase income tax expense and decrease goodwill by $0.7 million related to the utilization of net operating loss carryforwards from acquisitions as part of the Revenue Recognition Restatement.

In addition, as part of Revenue Recognition Restatement, the Statement of Cash Flows for the year ended December 31, 2007, reflects reclassifications made to correct presentation of certain activity related to stock-based employee incentive programs and has corrected for certain other minor items.

The corrections described above generally affect the timing of revenue and expense. As such, they do not change the cumulative revenues, expenses, pre-tax operating income, liquidity or cash flow of the Company.

Restatement—Stock-based Compensation

In October 2009, the Company identified an error in its accounting for stock-based compensation expense after upgrading to a new version of the equity program administration software that the Company licenses from a

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

third-party provider. The third-party provider has advised its users that the new version of the software corrects an error in the prior version with respect to the calculation of stock-based compensation expense. Specifically, the prior version of the software incorrectly calculated stock-based compensation expense by continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather that reflecting actual forfeitures as awards vested, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. The correction of the error by the Company resulted in changes to the timing of stock-based compensation expense over the vesting period of the awards during the relevant periods, but did not change the total stock-based compensation expense. As stock-based compensation expense is a non-cash item, there was no impact to net cash provided by operations in any period.

The effect of correcting this error was a decrease to net income of $1.3 million for the year ended December 31, 2007, and an increase to net income of $0.1 million for the year ended December 31, 2008 compared to amounts previously reported.

The cumulative effect of the stock-based compensation adjustments on the consolidated balance sheet as of the year ended 2008 was an increase in additional paid-in capital offset by a corresponding increase in accumulated deficit which resulted in no net effect on stockholders’ equity.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Attestation report of the registered public accounting firm.

See “Report of Independent Registered Public Accounting Firm” on page 63.

Management’s report on internal control over financial reporting

See “Management’s Report on Internal Control Over Financial Reporting” on page 65.

Changes in internal control over financial reporting

The following changes in internal control over financial reporting that occurred during the quarter ended December 31, 2009 materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness — Stock-Based Compensation Expense

In Management’s Report on Internal Control over Financial Reporting included in our restated Annual Report on Form 10-K/A for the year ended December 31, 2008, and as discussed in Item 4 in our quarterly report on Form 10-Q/A for the fiscal quarters ended March 31, 2009, June 30, 2009 and September 30, 2009, our management concluded that, as of December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP due to the following material weakness:

•	We did not maintain effective controls to ensure the completeness and accuracy of stock-based compensation expense. Specifically, we did not maintain effective controls to ensure the proper application of forfeiture rates in the calculation of stock-based compensation expense in accordance with generally accepted accounting principles. In October 2009, the Company became aware of a recent alert from its third party software provider which noted that the new version of the software corrected an error in the prior version with respect to the calculation of stock-based compensation expense. Specifically, the prior version of the software incorrectly calculated stock-based compensation expense by continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vested, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date

Subsequent to the identification of the material weakness related to our accounting for stock-based compensation expense, we have taken remediation measures relating to the calculation of stock-based compensation expense and the application of the forfeiture rate, which included adding control procedures to:

(i)	test the calculation of the third-party stock-based compensation software reports upon our upgrades to new versions of the software

(ii)	test the calculation of the third-party stock-based compensation software reports upon grants of new stock options, restricted stock awards and restricted stock units with new features

(iii)	re-perform calculations of cumulative stock-based compensation expense for a sample of stock options, restricted stock awards and restricted stock units to ensure that they are accurate and complete

During the quarter ended December 31, 2009, management tested the design and operating effectiveness of the newly implemented controls and concluded that the material weakness described above has been remediated as of December 31, 2009.

Limitation on Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information concerning our executive officers as of February 28, 2009:

Name	Age	Position
Michael Gregoire	44	President, Chief Executive Officer and Director
Neil Hudspith	52	Executive Vice President, Worldwide Field Operations
Guy Gauvin	42	Executive Vice President, Global Services
Katy Murray	41	Executive Vice President and Chief Financial Officer

Michael Gregoire has served as our president and chief executive officer since March 2005 and as Chairman of the Board of Directors since May 2008. Prior to joining us, Mr. Gregoire worked at PeopleSoft, an enterprise software company, from May 2000 to January 2005, most recently as executive vice president, global services. Prior to PeopleSoft, Mr. Gregoire served as managing director for the Global Financial Markets at Electronic Data Systems Corporation, a technology services provider, from 1996 to April 2000. Mr. Gregoire has a master’s degree from California Coast University, and holds a bachelor’s degree in physics and computing from Wilfred Laurier University in Ontario, Canada.

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

The information regarding our directors required by this item is included under the caption “Election of Directors” in our Proxy Statement for our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee and audit committee required by this item is included under the caption “Corporate Governance” in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is included under the caption “Executive Compensation” in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Executive Compensation — Equity Compensation Plan Information” in the 2010 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Party Transactions” in the 2010 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Principal Accounting Fees and Services” in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements. The information concerning our financial statements, and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm and Deloitte & Touche LLP, Independent Registered Public Accounting Firm required by this item is incorporated by reference herein to Item 8 — Financial Statement and Supplementary Data.

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

Date: March 11, 2010

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

Signature	Title	Date

/s/ Michael Gregoire Michael Gregoire	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2010

/s/ Katy Murray Katy Murray	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2010

/s/ Carol Richwood Carol Richwood	Vice President, Principal Accounting Officer (Principal Accounting Officer)	March 11, 2010

/s/ Eric Herr Eric Herr	Lead Independent Director of the Board of Directors	March 11, 2010

/s/ Gary Bloom Gary Bloom	Director	March 11, 2010

/s/ Patrick Gross Patrick Gross	Director	March 11, 2010

/s/ Greg Santora Greg Santora	Director	March 11, 2010

/s/ Jeffrey Schwartz Jeffrey Schwartz	Director	March 11, 2010

/s/ Jeffrey Stiefler Jeffrey Stiefler	Director	March 11, 2010

/s/ Michael Tierney Michael Tierney	Director	March 11, 2010

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement dated as of March 2, 2007, by and among Taleo Corporation, JobFlash, Inc., and, with respect to Articles X, XI and XII thereof only, U.S. Bank National Association as Escrow Agent (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on March 8, 2007)

2.2	Agreement and Plan of Reorganization dated as of May 5, 2008, by and among Taleo Corporation, Dolphin Acquisition Corporation, Porpoise Acquisition LLC, Vurv Technology, Inc., and, with respect to Articles VII, VIII and IX thereof only, Derek Mercer as Stockholder Representative and U.S Bank National Association as Escrow Agent (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on May 7, 2008)

2.3	Amended and Restated Agreement and Plan of Merger dated as of September 14, 2009, by and among Taleo Corporation, Wyoming Acquisition Corporation, Worldwide Compensation, Inc., and, with respect to Articles VII, VIII and IX thereof only, Dennis M. Rohan as Stockholder Representative and U.S. Bank National Association as Escrow Agent (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on September 18, 2009)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on May 13, 2004)

4.1	Form of Class A common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

4.2	Form of Class B common stock certificate (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

4.3	Second Amended and Restated Investor Rights Agreement, dated October 21, 2003 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.1*	1999 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.2*	ViaSite Inc. Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.3	2003 Series D Preferred Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.4*	2004 Stock Plan, as amended April 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on May 11, 2009)

10.5*	2004 Stock Plan — Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on May 11, 2009)

Exhibit Number	Description

10.6*	2004 Stock Plan — Form of Performance Share Agreement (U.S. service providers) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on May 11, 2009)

10.7*	2004 Stock Plan — Form of Performance Share Agreement (Canada grantees) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on June 6, 2006)

10.8*	2004 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)

10.9*	2005 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

10.10	Vurv Technology, Inc. Stock Option Plan, as amended and restated as of March 23, 2006 (incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8, Commission File No. 333-152720, filed on August 1, 2008)

10.11	Vurv Technology, Inc. Stock Option Plan — Form of Stock Option Agreement (incorporated herein by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8, Commission File No. 333-152720, filed on August 1, 2008)

10.12*	2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, Commission File No. 333-160707, filed on July 2, 2009)

10.13*	2009 Equity Incentive Plan — Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, Commission File 004Eo. 000-51299, filed on August 6, 2009)

10.14*	2009 Equity Incentive Plan — Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 6, 2009)

10.15*	2009 Equity Incentive Plan — Form of Performance Share Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 6, 2009)

10.16*	Employment Agreement, dated March 14, 2005, between Taleo Corporation and Michael Gregoire (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10-12G, Commission File No. 000-51299, filed on May 2, 2005)

10.17*	Amendment to Employment Agreement, dated December 26, 2008, between Taleo Corporation and Michael Gregoire (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, Commission File No. 000-51299, filed on April 30, 2009)

10.18*	Employment Agreement, dated August 4, 2006, between Taleo Corporation and Katy Murray (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on August 10, 2006)

10.19*	Amendment to Employment Agreement, dated December 26, 2008, between Taleo Corporation and Katy Murray (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, Commission File No. 000-51299, filed on April 30, 2009)

10.20*	Employment Agreement, dated March 8, 2006, between Taleo (Canada) Inc. and Guy Gauvin (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, Commission File No. 000-51299, filed on April 17, 2006)

Exhibit Number	Description

10.21*	Amendment to Employment Agreement, dated December 24, 2008, between Taleo Corporation and Guy Gauvin (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, Commission File No. 000-51299, filed on April 30, 2009)

10.22*	Employment Agreement, dated May 1, 2008, between Taleo Corporation and Neil Hudspith (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, Commission File No. 000-51299, filed on April 30, 2009)

10.23*	Amendment to Employment Agreement, dated December 30, 2008, between Taleo Corporation and Neil Hudspith (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, Commission File No. 000-51299, filed on April 30, 2009)

10.24*	Summary of the 2009 Executive Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, Commission File No. 000-51299, filed on January 20, 2009)

10.25*	Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.26	Agreement, dated September 1, 2002, between the Registrant and Internap Network Services Corporation (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)

10.27	Master Services Agreement, dated April 14, 2006, by and between the Registrant and Equinix Operating Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on April 20, 2006)

10.28	Lease for 4140 Dublin Blvd., Suite 400, Dublin, California (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on March 22, 2006)

10.29	Master Services Agreement, dated as of June 27, 2008, by and between Taleo (Europe) B.V. and Equinix Netherlands B.V (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q, Commission File No. 000-51299, filed on August 11, 2008)

10.30‡	Oracle License and Service Agreement, dated May 30, 2007, by and between Taleo Corporation and Oracle USA, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 9, 2007)

10.31‡	Payment Schedule Agreement, dated May 30, 2007, by and between Taleo Corporation and Oracle Credit Corporation, (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 9, 2007)

10.32‡	Amendment One to Ordering Document, dated May 30, 2009, by and between Taleo Corporation and Oracle USA, Inc. ( incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 6, 2009)

10.33‡	Payment Schedule Agreement, dated May 30, 2009, by and between Taleo Corporation and Oracle Credit Corporation, (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 6, 2009)

21.1	List of Subsidiaries as of March 9, 2010

Exhibit Number	Description

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see the signature page of this Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Setion 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management compensatory plan, contract or arrangement.
‡	Confidential treatment has been granted for portions of this exhibit.