Form 10-Q
period 2010-03-31
TALEO CORP
filed 2010-05-07
CIK 1134203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

On April 30, 2010, the registrant had 39,759,859 shares of Class A common stock outstanding.

TALEO CORPORATION

INDEX

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$236,701	$244,229
Restricted cash	409	409
Accounts receivable, net of allowances of $590 at March 31, 2010 and $759 at December 31, 2009	42,017	43,928
Prepaid expenses and other current assets	12,136	10,126
Investment credits receivable	6,403	5,499

Total current assets	297,666	304,191

Property and equipment, net	28,752	23,510
Restricted cash	210	210
Goodwill	102,650	91,027
Intangible assets, net	32,270	30,544
Other assets	5,771	6,895

Total assets	$467,319	$456,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,375	$23,592
Deferred revenue - application services and customer deposits	60,971	60,140
Deferred revenue - consulting services	17,194	17,523
Capital lease obligations, short-term	267	412

Total current liabilities	105,807	101,667

Long-term deferred revenue - application services and customer deposits	929	201
Long-term deferred revenue - consulting services	13,391	13,220
Other liabilities	3,691	3,973
Capital lease obligations, long-term	85	107
Commitments and contingencies (Note 9)

Total liabilities	123,903	119,168

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 39,657,833 and 39,507,837 shares outstanding at March 31, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	419,645	414,106
Accumulated deficit	(76,211)	(77,029)
Treasury stock, at cost, 130,827 and 111,167 outstanding at March 31, 2010 and December 31, 2009, respectively	(2,945)	(2,471)
Accumulated other comprehensive income	2,926	2,602

Total stockholders’ equity	343,416	337,209

Total liabilities and stockholders’ equity	$467,319	$456,377

See Accompanying Notes to Condensed Consolidated Financial Statements

INDEX

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Revenue:
Application	$47,564	$41,204
Consulting	7,482	6,879

Total revenue	55,046	48,083

Cost of revenue:
Application	11,313	9,685
Consulting	6,485	6,273

Total cost of revenue	17,798	15,958

Gross profit	37,248	32,125

Operating expenses:
Sales and marketing	17,060	15,909
Research and development	10,054	8,537
General and administrative	10,298	9,627

Total operating expenses	37,412	34,073

Operating loss	(164)	(1,948)

Other income / (expense):
Interest income	127	141
Interest expense	(34)	(41)
Other income (Note 10)	885	-

Total other income, net	978	100

Income / (loss) before provision for / benefit from income taxes	814	(1,848)
Provision for / (benefit from) income taxes	(4)	237
Net income / (loss)	$818	$(2,085)

Net income / (loss) per share attributable to Class A common stockholders — basic	$0.02	$(0.07)
Net income / (loss) per share attributable to Class A common stockholders — diluted	$0.02	$(0.07)

Weighted-average Class A common shares — basic	39,156	30,262
Weighted-average Class A common shares — diluted	40,338	30,262

See Accompanying Notes to Condensed Consolidated Financial Statements

INDEX

TALEO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income / (loss)	$818	$(2,085)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	6,321	6,662
Gain on disposal of fixed assets	58	-
Amortization of tenant inducements	(44)	(38)
Tenant inducements from landord	114	-
Stock-based compensation expense	3,177	2,269
Excess tax benefit from stock options	(16)	-
Director fees settled with stock	60	64
Gain on remeasurement of previously held interest in Worldwide Compensation, Inc.	(885)	-
Bad debt (reversal) / expense	(93)	400
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	2,360	4,112
Prepaid expenses and other assets	(2,186)	(279)
Investment credit receivable	(714)	1,095
Accounts payable and accrued liabilities	2,001	(651)
Deferred revenue and customer deposits	438	1,848
Net cash provided by operating activities	11,409	13,397
Cash flows from investing activities:
Purchases of property and equipment	(6,482)	(2,162)
Acquisition of business	(13,381)	-
Net cash used in investing activities	(19,863)	(2,162)
Cash flows from financing activities:
Principal payments on loan and capital lease obligations	(414)	(325)
Excess tax benefit from stock options	16	-
Payments for expenses associated with 2009 equity offering	(678)	-
Treasury stock acquired to settle employee withholding liability	(474)	(118)
Proceeds from stock options exercised and ESPP shares	2,307	176
Net cash provided by / (used in) financing activities	757	(267)
Effect of exchange rate changes on cash and cash equivalents	169	(105)
Increase / (decrease) in cash and cash equivalents	(7,528)	10,863
Cash and cash equivalents:
Beginning of period	244,229	49,462
End of period	$236,701	$60,325
Supplemental cash flow disclosures:
Cash paid for interest	$7	$23
Cash paid for income taxes	$866	$201
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$4,325	$1,633
Accrued stock offering cost	$3	$-

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. For the three months ended March 31, 2010, the Company recorded adjustments that accumulated to $0.2 million that impacted revenue, net income and certain balance sheet accounts.  Such adjustments were assessed according to SAB 108 and deemed immaterial to previously reported financial statements.  These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 11, 2010.  In the opinion of management, all adjustments necessary for a fair presentation have been made and include only normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

2. Business Combinations and Dispositions

On January 1, 2010, the Company completed the acquisition of Worldwide Compensation, Inc. (“WWC”) which expands the Company’s solution offerings for compensation management. Accordingly, the assets, liabilities and operating results of WWC will be reflected in the Company’s consolidated financial statements from the date of acquisition. Previously, in the third quarter of 2008, the Company made an investment of $2.5 million for a 16% equity investment in and an option to purchase WWC at a later date.  In connection with the acquisition, the Company negotiated more favorable terms than the purchase option and also terminated the purchase option.  Accordingly, the total consideration paid by the Company for the issued and outstanding capital stock, options and warrants of WWC that the Company did not already own was approximately $14.1 million in cash, including approximately $0.3 million in transaction costs and $0.4 million in incentive compensation.  Fifteen percent (15%) of the consideration was placed into escrow for one year following the closing to be held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties contained in the merger agreement or certain other events.  The Company has no contingent cash payments related to this transaction.

Allocation of Purchase Price

The Company took control of WWC when it purchased the remaining 84% equity interest from the former shareholders of WWC on January 1, 2010.  Under the acquisition method of accounting, the total purchase price paid for the 100% equity interest has been allocated to the net identifiable assets based on their estimated fair value at the date of acquisition. As part of the process, the Company performed a valuation analysis to determine the fair values of certain identifiable intangible assets of WWC as of the valuation date. The determination of the value of these components required the Company to make various estimates and assumptions. Critical estimates in valuing certain of the intangible assets include but are not limited to the net present value of future expected cash flows from product sales and services. The fair value of deferred revenue was determined based on the estimated direct cost of fulfilling the obligation to the customer while the fair value for all other assets and liabilities acquired was determined based on estimated future benefits or legal obligations associated with the respective asset or liability. The excess of the purchase price over the net identifiable intangible assets, other identifiable assets and liabilities acquired has been recorded to goodwill.  None of the goodwill recognized upon acquisition is deductible for tax purposes.  The preliminary allocation of the purchase price was based upon preliminary valuations for certain deferred tax assets and will be completed by the third quarter of fiscal year 2010. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of January 1, 2010:

INDEX

Allocation of Purchase Price

Purchase Price	Amount
(In thousands)
Cash	$13,381
Fair Value 16% previously held equity interest	2,300
Total purchase price	$15,681

Allocation of purchase price	Amount
(In thousands)
Accounts receivable, net	$308
Other current assets	6
Property and equipment	166
Goodwill	11,623
Intangible assets	4,800
Current liabilities	(391)
Deferred revenue	(831)
Total purchase price	$15,681

The Company did not record any in-process research and development charges in connection with the acquisition.

Remeasurement of 16% Previously Held Equity Interest in WWC

On January 1, 2010 when the Company closed the acquisition of the remaining 84% equity interest in WWC, it took control of the entity and remeasured the 16% previously held equity interest to its fair value.  The difference between the $1.4 million book value and the $2.3 million fair value of the 16% previously held interest was recorded as a gain in the statement of operations as other income for the three months ending March 31, 2010.

Remeasurement of previously held interest in WWC	Amount
(In thousands)
Fair value of 16% previously held interest in WWC	$2,300

Carrying value of 16% previously held equity investment in WWC	(1,415)

Gain on remeasurement of previously held interest in WWC	$885

For the three months ended March 31, 2010, $0.1 million in revenues related to WWC were included in the Company’s results of operations.  It is impractical to determine results of operations for WWC on a standalone basis as the entity’s operations have been integrated into the Company’s operations.

Unaudited pro forma results of operations to reflect the acquisition as if it occurred on the first date of the first three months of 2009:

Three Months Ended March 31, 2009
Condensed Consolidated Proforma
(In thousands, except per share data)
Revenue	$48,255
Net loss attributable to Class A common stockholders	$(3,115)
Net loss attributable to Class A common stockholders - basic and diluted	$(0.10)
Weighted average Class A common shares - basic and diluted	30,262

3. Revenue Recognition

The Company derives its revenue from fixed subscription fees for access to and use of its on-demand application services and from consulting fees from services to support the implementation, configuration, education, and optimization of the

INDEX

applications. The Company presents revenue and deferred revenue from each of these sources separately in its consolidated financial statements.

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

If collection is not considered probable, the Company recognizes revenues when the fees for the services performed are collected. These arrangements generally do not include performance terms, cancellation or termination clauses, or other refund type provisions. However, if non-standard acceptance periods or non-standard performance criteria, cancellation or right of refund terms  are required, the Company recognizes revenue upon the satisfaction of such criteria, as applicable.

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

Consulting Revenue

Consulting revenue consists primarily of fees associated with application configuration, integration, business process re-engineering, change management, and education and training services.  The Company’s consulting engagements are typically billed on a time and materials basis. These services are generally performed within six months after the consummation of the arrangement. From time to time, certain of our consulting projects are subcontracted to third parties.  Customers of the Company may also elect to use unrelated third parties for the types of consulting services that it offers.  The Company’s typical consulting contract provides for payment within 30 to 60 days of invoice.

In October 2009, the FASB amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

•	Provide updated guidance on how the deliverables of an arrangement should be separated, and how the consideration should be allocated;

•	Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

•
Require an entity to allocate revenue to an arrangement using the estimated selling prices (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price.

Valuation terms are defined as set forth below:

•	VSOE — the price at which we sell the element in a separate stand-alone transaction

•	TPE — evidence from us or other companies of the value of a largely interchangeable element in a transaction

•	ESP — our best estimate of the selling price of an element in a transaction.

The Company elected to early adopt this accounting guidance for our current fiscal year ending December 31, 2010 on a prospective basis. The implementation resulted in additional disclosures that are included below.

INDEX

The Company follows accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. The Company’s consulting services have standalone value because those services are sold separately by other vendors, and, the Company has VSOE for determining fair value for consulting services based on the consistency in pricing when sold separately. The Company’s application services have standalone value as such services are often sold separately; however, the Company uses ESP to determine fair value for its application services when sold in a multi-element arrangement as the Company does not have VSOE for these application services and TPE is not a practical alternative due to differences in features and functionality of other companies offerings and lack of access to the actual selling price of competitors standalone sales.  If new application services products are acquired or developed that require significant services in order to deliver the application service, and these services cannot support standalone value, then these services will be evaluated as one unit of accounting.  The Company determined its ESP of fair value for its application services based on the following:

•
The Company has defined processes and controls to ensure its pricing integrity. Such controls include oversight by a pricing committee which includes a cross functional team and members of executive management. Significant factors considered when establishing pricing include market conditions, underlying costs, promotions, and pricing history of similar services. Based on this information, management establishes or modifies pricing that is approved by the pricing committee.

•	The Company analyzed application services pricing history and stratified the population based on actual pricing trends within certain markets and established ESP for each market.

For transactions entered into prior to 2010 that include both application and consulting services, the related consulting revenues are recognized ratably over the remaining subscription term.   For consulting services sold separately from application services, the Company recognizes consulting revenues as delivered. In some instances the Company sells consulting services on a fixed-fee basis and, in those cases, for consulting services sold separately from application services, the Company recognizes consulting revenues using a proportional performance model based on services performed.  Expenses associated with delivering all consulting services are recognized as incurred when the services are performed.  Associated out-of-pocket travel costs and expenses related to the delivery of consulting services are typically reimbursed by the customer and are accounted for as both revenue and expense in the period the cost is incurred.

For transactions entered into, or materially modified arrangements in 2010, the Company allocates revenue in multi-element arrangements using the relative selling price method. Revenue is then recognized as appropriate for each separate element based on its fair value. As 2010 progresses, this change will significantly increase services revenue and services gross margins as the Company will continue to recognize previously deferred services revenue ratably for multi-element arrangements that occurred prior to fiscal year 2010, while consulting services revenue from new transactions in 2010 will generally be recognized as performed.  Consulting services revenue recognized in 2010 related  to multi-element arrangements entered into prior to 2010 was approximately $3.6 million.  For the quarter ended March 31, 2010, the impact on our revenue under the new accounting guidance as compared to our previous methodology resulted in approximately $0.4 million revenue recognized as performed that would have previously been deferred and recognized ratably.   Revenue associated with transactions entered into during the first three months of 2010 was generally not recognized as the related services were not yet delivered.

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

Stock-based compensation expense

The Company recognizes the fair value of stock-based compensation in its condensed consolidated financial statements over the requisite service period of the individual grants, which generally is a four year vesting period.  The Company recognizes compensation expense for the stock options, restricted stock awards, performance share awards and Employee Stock Purchase Plan (“ESPP”) purchases on a straight-line basis over the requisite service period. There was no stock-based compensation expense capitalized during the three months ended March 31, 2010 and 2009. Shares issued as a result of stock option exercises, ESPP purchases, restricted stock awards and performance share awards are issued out of common stock reserved for future issuance under the Company’s stock plans.

INDEX

The Company recorded stock-based compensation expense in the following expense categories:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cost of revenue	$538	$344
Sales and marketing	884	514
Research and development	464	264
General and administrative	1,291	1,147
Total	$3,177	$2,269

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

Common Equity Plans

At March 31, 2010, 4,521,869 shares were available for future grants under the Company’s 2009 Equity Incentive Plan.

The following table presents a summary of the stock option activity under all stock plans for the three months ended March 31, 2010 and related information:

	Number of Options	Weighted - Average Exercise Price
Outstanding — January 1, 2010	2,735,597	$15.22
Granted	319,608	$21.13
Exercised	(173,530)	$13.29
Forfeited	(43,057)	$15.95
Outstanding — March 31, 2010	2,838,618	$15.99

The weighted average grant date fair value of options granted during the three months ended March 31, 2010 was $11.56 per option.

The total intrinsic value of options exercised during the three months ended March 31, 2010 was $2.1 million.  As of March 31, 2010, the Company had 2,838,618 options vested or expected to vest over four years with an aggregate intrinsic value of $28.4 million and a weighted average exercise price of $15.99.

The aggregate intrinsic value for options outstanding and exercisable at March 31, 2010 was $20.5 million with a weighted-average remaining contractual life of 6.0 years.

The Company recorded share-based compensation expense associated with Class A common stock options of $1.3 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, unamortized compensation cost was $8.8 million, net of assumed forfeitures.  This cost is expected to be recognized over a weighted-average period of 2.5 years.

INDEX

Restricted Stock and Performance Shares

The fair value of restricted stock and performance shares is measured based upon the closing Nasdaq Global Market price of the underlying Company stock as of the date of grant. The Company uses historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. Restricted stock and performance share awards are amortized over the vesting period using the straight-line method.  The only performance condition for unvested performance shares outstanding as of March 31, 2010 is continued service to the Company.  Upon vesting, performance share awards convert into an equivalent number of shares of common stock. As of March 31, 2010, unamortized compensation cost was $13.7 million net of assumed forfeitures. This cost is expected to be recognized over a weighted-average period between 1.9 and 3.4 years.

The following table presents a summary of the restricted stock awards and performance share awards for the three months ended March 31, 2010 and related information:

	Performance	Restricted	Weighted—Average
	Share	Stock	Grant-
	Awards	Awards	Date Fair Value
Repurchasable/nonvested balance — January 1, 2010	467,455	466,812	$17.01
Awarded	241,577	2,503	$24.10
Released/vested	(4,999)	(46,299)	$15.73
Forfeited/cancelled	(8,550)	(11,376)	$15.79
Repurchasable/nonvested balance — March 31, 2010	695,483	411,640	$17.08

The Company recorded share-based compensation expense for restricted stock and performance share agreements of $1.6 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively.

Employee Stock Purchase Plan

The Company recorded share-based compensation expense in connection with the ESPP of $0.3 million and $0.1 million for the three months ended March 31, 2010 and 2009.  Unamortized compensation cost was $0.1 million as of March 31, 2010. This cost is expected to be recognized over the month ending April 30, 2010.  At March 31, 2010, there were 1,345,861 shares reserved for future issuance under the Company’s ESPP.

Reserved Shares of Common Stock

The Company has reserved the following number of shares of Class A common stock as of March 31, 2010 for the awarding of future stock options and restricted stock awards, release of outstanding performance share awards, exercise of outstanding stock options and purchases under the ESPP:

Stock Plans	8,185,135
Employee Stock Purchase Plan	1,345,861
Total	9,530,996

6. Property and Equipment

Property and equipment consist of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(In thousands)
Computer hardware and software	$68,511	$59,699
Furniture and equipment	3,615	3,550
Leasehold improvements	4,086	4,036
	76,212	67,285
Less accumulated depreciation and amortization	(47,460)	(43,775)
Total	$28,752	$23,510

During the three months ended March 31, 2010, computer hardware and software increased significantly primarily as a result of $7.2 million in equipment purchases for our new data center in the Chicago, Illinois area.  The Company will begin depreciating these asset additions in the second quarter of 2010.

INDEX

7. Intangible Assets and Goodwill

As a result of the Company taking control of WWC on January 1, 2010, it acquired various identifiable intangible assets.  The fair value of these intangible assets was determined based on the present value of the expected future cash flows from the WWC compensation products acquired.  The Company also added goodwill which represents the excess purchase price over the net identifiable assets acquired in connection with the purchase of WWC.  The Company acquired WWC primarily for the compensation product technology which is expected to complement its performance management product.  The Company also expects long-term synergies and other benefits from integrating the acquired compensation products on to its unified platform. As of March 31, 2010, the Company had not completed its purchase price allocation related to the WWC acquisition as the Company is waiting for additional information to conclude on the fair values of the net assets acquired.  All goodwill is reported in our application services operating segment.  None of the goodwill recognized upon acquisition is deductible for tax purposes.  The following schedule presents the gross carrying amount of intangible assets and goodwill as of March 31, 2010 (in thousands):

	Beginning Balance	Acquisition of	Balance as of
	January 1, 2010	WWC	March 31, 2010
Existing technology	$11,811	$3,770	$15,581
Customer relationships	41,297	1,000	42,297
Trade name and other	308	10	318
Non-compete agreements	410	20	430
Total intangible assets	53,826	4,800	58,626
Goodwill	91,027	11,623	102,650
	$144,853	$16,423	$161,276

		March 31, 2010			December 31, 2009
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	4	$15,581	$(8,074)	$7,507	$11,811	$(7,088)	$4,723
Customer relationships	6	42,297	(17,664)	24,633	41,297	(15,668)	25,629
Trade name and other	2	318	(254)	64	308	(218)	90
Non-compete agreements	2	430	(364)	66	410	(308)	102
		$58,626	$(26,356)	$32,270	$53,826	$(23,282)	$30,544

Amortization expense associated with intangible assets was $3.1 million and $3.6 million for the three month periods ended March 31, 2010 and 2009, respectively.

The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows:

Estimated Amortization Expense	(In thousands)
Remainder of 2010	$8,972
2011	7,314
2012	4,811
2013	4,534
2014	4,531
Thereafter	2,108
Total	$32,270

8. Income Taxes

The tax benefit reported for the three months ended March 31, 2010 is $4,000 and is based on the Company’s projected annual effective tax rate for fiscal year 2010, adjusted for discrete tax items recorded in the period.

The effective tax rate for the three months ended March 31, 2010 including discrete tax items is (0.5)%, and 2% excluding discrete tax items.   The provision consists of foreign and U.S. state income tax expense offset by discrete tax items which in the quarter included tax benefits relating to expiring statute of limitations and stock option exercises.  The difference between the statutory rate of 34% and the Company’s quarterly effective tax rate of 2%, exclusive of discrete items, was due primarily to permanent differences related to non-deductible stock compensation expenses, state taxes, adjustments related to the WWC acquisition, Canadian research and development tax credits and the utilization of acquired and operating net operating losses not previously benefited.

        Effective January 1, 2007, the Company adopted the provisions of an accounting standard relating to the recognition of an uncertain tax benefit in the financial statements.  As of March 31, 2010, the Company had uncertain tax benefits of approximately $5.2 million which represents an increase of $0.1 million from the balance at December 31, 2010.

INDEX

In December 2008, the Company was notified by the Canada Revenue Agency (“CRA”) of their intention to audit tax years 2003 through 2007.  To date, CRA has issued proposed assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and CAD $6.9 million, respectively.  These adjustments relate, principally, to the Company’s treatment of Canadian Development Technology Incentives (“CDTI”) tax credits and income and expense allocations recorded between the Company and its Canadian subsidiary.  The Company disagrees with the CRA’s basis for its proposed adjustments and intends to appeal its decision through applicable administrative and judicial procedures.

There could be a significant impact to the Company’s uncertain tax positions over the next twelve months depending on the outcome of any audit. The Company has recorded income tax reserves believed to be sufficient to cover any potential tax assessments for the open tax years.  In the event the CRA audit results in adjustments that exceed both the Company’s uncertain tax benefits and its available deferred tax assets, the Company’s Canadian subsidiary may become a tax paying entity in 2010 or in a prior year and may be required to pay penalties and interest.  Any such penalties and interest cannot be reasonably estimated at this time.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At March 31, 2010, accrued interest related to uncertain tax positions was less than $0.1 million. As the Company has net operating loss carryforwards for federal and state purposes, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years. With few exceptions, the Company is no longer subject to foreign income tax examinations by tax authorities for years before 2002.

The Company will seek U.S. tax treaty relief through the appropriate Competent Authority tribunals for all settlements entered into with the CRA.  Although the Company believes it has reasonable basis for its tax positions, it is possible an adverse outcome could have a material effect upon its financial condition, operating results or cash flows in a particular quarter or annual period.

9. Commitments and Contingencies

The Company leases certain equipment, internet access services and office facilities under non-cancelable operating leases or long-term agreements.  Commitments to settle contractual obligations in cash under operating leases and other purchase obligations have not changed significantly from the “Commitments and Contingencies” table included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except for the following agreement entered into during the first three months of 2010:

 On March 31, 2010, the Company entered into a manual replacement statement of work (the “Agreement”) with Equinix Operating Co., Inc. (“Equinix”) according to which Equinix will provide colocation services to the Company.  According to the terms of the Agreement, Equinix will provide space, electrical power and other colocation services at its web hosting facilities in Chicago, Illinois area for the Company’s hosting infrastructure.  Under the terms of the Agreement, the Company will pay Equinix aggregate fees of approximately $9 million through December, 2014.

Litigation

         Kenexa Litigations — Kenexa BrassRing, Inc., (“Kenexa”) filed suit against the Company in the United States District Court for the District of Delaware on August 27, 2007. Kenexa alleges that we infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining the Company from further infringement. The Company answered Kenexa’s complaint on January 28, 2008. On May 9, 2008, Kenexa filed a similar lawsuit against Vurv Technology, Inc. (now known as Vurv Technology LLC) (“Vurv”) in the United States District Court for the District of Delaware, alleging that Vurv has infringed Patent Nos. 5,999,939 and 6,996,561, and seeking monetary damages and an order enjoining further infringement. Vurv answered Kenexa’s complaint on May 29, 2008. The Company acquired Vurv on July 1, 2008. The Company has reviewed these matters and believe that neither its nor Vurv’s software products infringe any valid and enforceable claim of the asserted patents. The Company has engaged in settlement discussions with Kenexa, but no settlement agreement has been reached. Litigation is ongoing with respect to these matters.

On June 30, 2008, the Company filed a reexamination request with the United States Patent and Trademark Office (“USPTO”), seeking reconsideration of the validity of Patent No. 6,996,561 based on prior art that we presented with our reexamination request. Finding that our reexamination request raised a “substantial new question of patentability,” the USPTO ordered reexamination of Patent No. 6,996,561 on September 5, 2008. On November 13, 2008, the USPTO issued an office action rejecting all of the claims of Patent No. 6,996,561 because they are either anticipated by or unpatentable over the prior art. After comments by both parties to the reexamination, on June 4, 2009 the USPTO issued a subsequent action standing by its determination that certain claims of Patent No. 6,996,561 are unpatentable, but indicating patentability of other claims. Both parties have since provided additional comments on this subsequent action and both parties have since filed appeals to elements of the reexamination to the USPTO’s Board of Patent Appeals and Interferences. Accordingly, the USPTO’s reexamination of Patent No. 6,996,561 is ongoing.

INDEX

In a separate action filed on June 25, 2008 in the United States District Court for the District of Delaware, Kenexa’s parent, Kenexa Technology, Inc. (“Kenexa Technology”), asserted claims against us for tortious interference with contract, unfair competition, unfair trade practices, and unjust enrichment arising from our refusal to allow Kenexa Technology employees to access and use the Company’s proprietary applications to provide outsourcing services to a customer of the Company. Kenexa Technology seeks monetary damages and injunctive relief. The Company answered Kenexa Technology’s complaint on July 23, 2008. On October 16, 2008, the Company amended its answer and filed counterclaims against Kenexa Technology, alleging copyright infringement, misappropriation of trade secrets, interference with contractual relations, and unfair competition arising from Kenexa Technology’s unauthorized access and use of the Company’s products in the course of providing outsourcing services to its customers.  The Company sought declaratory judgment, monetary damages, and injunctive relief. The Company filed a motion to dismiss Kenexa Technology’s claims on July 21, 2009 and a motion for preliminary injunction to enjoin Kenexa Technology employees from accessing its solutions deployed at joint customers of both companies on July 22, 2009. These motions are pending before the Court.  In addition, Kenexa has joined the litigation, and claims similar to those discussed above have been asserted against and by Kenexa.  This matter is ongoing.

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

On July 17, 2009, Kenexa and Kenexa Recruiter (together, the “Kenexa Plaintiffs”) filed suit against the Company, a current employee of the Company and a former employee of the Company in Massachusetts Superior Court (Middlesex County). The Kenexa Plaintiffs amended the complaint on August 27, 2009 and added Vurv Technology LLC, two former employees of the Company and two current employees of the Company. The Kenexa Plaintiffs assert claims for breach of contract and the implied covenant of good faith and fair dealing, unfair trade practices, computer theft, misappropriation of trade secrets, tortious interference, unfair competition, unjust enrichment, computer fraud and abuse. Vurv removed the complaint to the United States District Court for the District of Massachusetts and the Company and Vurv, along with two other defendants, answered the complaint on October 5, 2009. Additionally, four other defendants (current and former employees of the Company) moved to dismiss for lack of jurisdiction on October 5 and October 26, 2009. The Court dismissed the case for lack of personal jurisdiction as to two individual defendants; the motion pertaining to the other two defendants is pending before the court and the matter is ongoing.

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

The Amended Complaint alleges that defendants engaged in securities fraud in violation of §10(b) of the Exchange Act and SEC Rule 10b-5.  The fraud allegations include a failure to apply GAAP in the reporting of quarterly and annual financial statements and securities prospectuses from the time of the Company’s initial public offering to recent filings with the SEC.  The complaint seeks an unspecified amount of damages on behalf of a purported class of individuals or institutions who purchased or acquired shares of the Company’s common stock between September 29, 2005 and November 12, 2008.  In response to the Amended Complaint, the defendants filed a motion to dismiss the lawsuit on July 31, 2009.  On February 17, 2010, the Court granted defendants' motion and dismissed the Amended Complaint.  The Court also granted Plaintiff leave to amend and gave Plaintiff until March 12, 2010 to file a second amended complaint.  Plaintiff chose not to file a second amended complaint. The court thereafter dismissed the action and entered judgment in favor of defendants on March 15, 2010.

 Other Matters — In addition to the matters described above, the Company is subject to various claims and legal proceedings that arise in the ordinary course of its business from time to time, including claims and legal proceedings that have been asserted against the Company by customers, former employees and advisors and competitors. The Company is also subject to legal proceedings or discussions that may result in litigation in the future.  For instance, the Company is currently responding to

INDEX

subpoenas from the Department of Homeland Security’s inspector general’s office relating to the Company’s commercial pricing for the Transportation Safety Administration contract, a government entity that accessed the Company’s services through a third party private contractor, and the Company was recently notified by two customers that an intellectual property licensing firm has inquired as to whether a usability feature of the Taleo software was subject to patents held by the intellectual property  licensing firm.  The Company has accrued for estimated losses in the accompanying consolidated financial statements for matters where it believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Based on currently available information, the Company does not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, is likely to have a material adverse effect on its financial position or results of operations. However litigation is subject to inherent uncertainties and its view on these matters may change in the future. Were an unfavorable outcome to occur in any one or more of those matters or the matters described above, over and above the amount, if any, that has been estimated and accrued in the Company’s condensed consolidated financial statements, it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

10. Other Income

On January 1, 2010, we completed our acquisition of WWC.  In accordance with the acquisition method of accounting for a business combination, the Company’s 16% previously owned equity investment was remeasured to its $2.3 million fair value on the acquisition date and the $0.9 million difference between the fair value of equity investment and the $1.4 million carrying value was recorded as a gain in the first quarter of 2010.  See Note 2 “Business Combinations and Dispositions" for additional information about the acquisition.

11. Net Income / (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by using the weighted-average number of common shares outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the shares of common stock underlying the Company’s outstanding dilutive stock options, restricted stock and performance shares had been issued. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2010	2009
	Class A Common
Numerator:	(In thousands, except per share data)
Net income / (loss)	$818	$(2,085)
Denominator:
Weighted-average shares outstanding (1)	39,156	30,262
Effect of dilutive options, restricted shares and performance shares	1,182	-
Denominator for dilutive income / (loss) per share	40,338	30,262
Net income / (loss) per share — basic	$0.02	$(0.07)
Net income / (loss) per share — diluted	$0.02	$(0.07)
Potentially dilutive securities (2)	619	4,130

(1) Outstanding shares do not include unvested restricted stock or unvested performance shares.
(2) The potentially dilutive securities are excluded from the computation of diluted net income / (loss) per share for the above periods because their effect would have been anti-dilutive.

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

12. Segment and Geographic Information

The Company is organized geographically and by line of business. The Company has two operating segments: application and consulting services. The application services segment is engaged in the development, marketing, hosting and support of the

INDEX

Company’s software applications. The consulting services segment offers implementation, business process reengineering, change management, and education and training services. The Company does not allocate or evaluate assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segment.

The following table presents a summary of operating segments:

	Application	Consulting	Total
	(In thousands)
Three Months Ended March 31, 2010:
Revenue	$47,564	$7,482	$55,046
Contribution margin(1)	$26,197	$997	$27,194

Three Months Ended March 31, 2009:
Revenue	$41,204	$6,879	$48,083
Contribution margin(1)	$22,982	$606	$23,588

(1) The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Profit Reconciliation:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Contribution margin for operating segments	$27,194	$23,588
Sales and marketing	(17,060)	(15,909)
General and administrative	(10,298)	(9,627)
Interest and other income, net	978	100
Income / (loss) before provision for / benefit from income taxes	$814	$(1,848)

During the three months ended March 31, 2010 and 2009, there were no customers that individually represented greater than 10% of the Company’s total revenue or accounts receivable, respectively.

13. Comprehensive Income / (Loss)

Comprehensive income / (loss), net of income taxes, includes foreign currency transaction losses.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net income / (loss)	$818	$(2,085)
Net foreign currency translation adjustments	(324)	(322)
Comprehensive income / (loss)	$494	$(2,407)

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

However, if general economic conditions worsen or fail to improve, we will likely experience increased delays in our sales cycles, increased pressure from prospective customers to offer discounts higher than our historical practices, and  pressure from existing customers to renew expiring software subscription agreements at lower rates.  Additionally, certain of our customers have become or may become bankrupt or insolvent as a result of the recent economic downturn.  To date, we have not been negatively impacted in a material way by customer bankruptcies but if a significant customer were to declare bankruptcy, we could lose all revenue from such customer or payments might be delayed during bankruptcy proceedings.

INDEX

On January 1, 2010, we took control of Worldwide Compensation, Inc. (“WWC”), a private company with headquarters in California that provides compensation management solutions, when we purchased the remaining 84% equity interest from the former shareholders of WWC. Accordingly, the assets, liabilities and operating results of WWC will be reflected in our consolidated financial statements from the date of acquisition. The total consideration paid by us for the portion of WWC that we did not already own was approximately $14.1 million in cash, including approximately $0.3 million in transaction costs and $0.4 million in incentive compensation.  No contingent cash payments remain for this transaction.  Additionally, we remeasured the 16% previously held equity interest to its fair value resulting in a $0.9 million gain being recorded in the statement of operations for the three months ending March 31, 2010. We expect the WWC compensation technology to complement our existing performance management product in our talent management product suite.

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

The term of our application agreements signed with new customers purchasing Taleo Enterprise in the first quarter of 2010 and 2009 was typically three or more years. The term of application agreements for new customers purchasing Taleo Business Edition in the first quarter of 2010 and 2009 was typically one year.  Our customer renewals on a dollar basis have historically been greater than 95%.

Application agreements entered into during the three months ended March 31, 2010 and 2009 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations.

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

For transactions entered into prior to 2010 that include both application and consulting services, the related consulting revenues are recognized ratably over the remaining subscription term.   For engagements sold separately from application services, the Company recognizes consulting revenues as delivered. In some instances the Company sells consulting services on a fixed-fee basis and, in those cases, for engagements sold separately from application services, the Company recognizes consulting revenues using a proportional performance model based on services performed.  Expenses associated with delivering all consulting services are recognized as incurred when the services are performed.  Associated out-of-pocket travel and expenses related to the delivery of consulting services is typically reimbursed by the customer. This is accounted for as both revenue and expense in the period the cost is incurred.

For transactions entered into in 2010, the Company allocates revenue in multi-element arrangements using the relative selling price method. Revenue is then recognized as appropriate for each separate element based on its fair value. As 2010 progresses, this change will significantly increase services revenue and services gross margins as the Company will continue to recognize previously deferred services revenue ratably for multi-element arrangements that occurred prior to fiscal year 2010, while consulting services revenue from new transactions in 2010 will generally be recognized as performed.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of application revenue primarily consists of expenses related to hosting our application and providing support, including employee-related costs, depreciation expense associated with computer equipment and amortization of intangibles from acquisitions. We allocate overhead such as rent and occupancy charges, information system cost, employee benefit costs and depreciation expense to all departments based on employee count. As such, overhead expenses are reflected in each cost of

INDEX
revenue and operating expense category. We currently deliver our solutions from nine data centers that host the applications for all of our customers.  In the first quarter of 2010, we added two data center facilities in San Jose and Los Angeles, California in connection with our acquisition of WWC and opened our new facility in the Chicago, Illinois area.  We also closed data center facilities in both San Francisco, California and Atlanta, Georgia, as part of our plan to consolidate our U.S. production data center operations for our Taleo Enterprise Solution into a new single facility in the Chicago, Illinois area in 2010.

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

General and Administrative

 General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resource, legal, operations and management information systems personnel, professional fees, board compensation and expenses, expenses related to potential mergers and acquisitions, other corporate expenses.

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

We derive revenue from fixed subscription fees for access to and use of our on-demand application services and from consulting fees from services to support the implementation, configuration, education, and optimization of the applications. We present revenue and deferred revenue from each of these sources separately in our consolidated financial statements.

In addition to fixed subscription fee arrangements, we have on limited occasions, entered into arrangements including perpetual licenses with hosting services to be provided over a fixed term. For hosted arrangements, revenues are recognized in accordance with the standards established by the FASB for hosting arrangements that includes a right of the customer to use the software on another entity’s hardware.

INDEX

Our application and consulting fee revenue is recognized when all of the following conditions have been satisfied:

•	persuasive evidence of an agreement exists;

•	delivery has occurred;

•	fees are fixed or determinable; and

•	the collection of fees is considered probable.

If collection is not considered probable, we recognize revenues when the fees for the services performed are collected. These arrangements generally do not include performance terms, cancellation or termination clauses, or other refund type provisions. However,  if non-standard acceptance periods or non-standard performance criteria, cancellation or right of refund terms  are required, we recognize revenue upon the satisfaction of such criteria, as applicable.

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

Consulting Revenue

Consulting revenue consists primarily of fees associated with application configuration, integration, business process re-engineering, change management, and education and training services.  Our consulting engagements are typically billed on a time and materials basis. These services are generally performed within six months after the consummation of the arrangement. From time to time, certain of our consulting projects are subcontracted to third parties.  Customers may also elect to use unrelated third parties for the types of consulting services that we offer.  Our typical consulting contract provides for payment within 30 to 60 days of invoice.

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

Valuation terms are defined as set forth below:

•	VSOE — the price at which we sell the element in a separate stand-alone transaction

•	TPE — evidence from us or other companies of the value of a largely interchangeable element in a transaction

•	ESP — our best estimate of the selling price of an element in a transaction.

We elected to early adopt this accounting guidance for our current fiscal year ending December 31, 2010 on a prospective basis. The implementation resulted in additional disclosures that are included below.

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. Our consulting services have standalone value because those services are sold separately by other vendors, and we have VSOE for determining fair value for consulting services based on the consistency in pricing when sold separately. Our application services have standalone value as such services are often sold separately; however, we use ESP to determine fair value for our application services when sold in a multi-element arrangement as we do not have VSOE for these application

INDEX

services and TPE is not a practical alternative due to differences in features and functionality of other companies offerings and lack of access to the actual selling price of competitors standalone sales.  If new application services products are acquired or developed that require significant services in order to deliver the application service, such services would not be considered to have standalone value; therefore, the entire arrangement will be evaluated as one unit of accounting.  We determined our ESP of fair value for our application services based on the following:

•
We have defined processes and controls to ensure our pricing integrity. Such controls include oversight by a pricing committee which includes a cross functional team and members of executive management. Significant factors considered when establishing pricing include market conditions, underlying costs, promotions, and pricing history of similar services. Based on this information, management establishes or modifies pricing that is approved by the pricing committee.

•	We analyzed application services pricing history and stratified the population based on actual pricing trends within certain markets and established ESP for each market.

For transactions entered into prior to 2010 that include both application and consulting services, the related consulting revenues are recognized ratably over the remaining subscription term.   For engagements sold separately from application services, we recognize consulting revenues as delivered. In some instances we sell consulting services on a fixed-fee basis and, in those cases, for engagements sold separately from application services, we recognize consulting revenues using a proportional performance model based on services performed.  Expenses associated with delivering all consulting services are recognized as incurred when the services are performed.  Associated out-of-pocket travel costs and expenses related to the delivery of consulting services are typically reimbursed by the customer and are accounted for as both revenue and expense in the period the cost is incurred.

For transactions entered into in 2010, we allocate revenue in multi-element arrangements using the relative selling price method. Revenue is then recognized as appropriate for each separate element based on its allocated value. As 2010 progresses, this change will significantly increase services revenue and services gross margins as we will continue to recognize previously deferred services revenue ratably for multi-element arrangements that occurred prior to fiscal year 2010, while consulting services revenue from new transactions in 2010 will generally be recognized as performed.  Consulting services revenue recognized in 2010 related to multi-element arrangements entered into prior to 2010 was approximately $3.6 million.  For the quarter ended March 31, 2010, the impact on our revenue under the new accounting guidance as compared to our previous methodology resulted in approximately $0.4 million revenue recognized as performed that would have previously been deferred and recognized ratably.   Revenue associated with transactions entered into during the first three months of 2010 was generally not recognized as the related services were not yet delivered.

INDEX

Results of Operations

The following tables set forth certain unaudited condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Three Months Ended March 31,
	2010	2009
Condensed Consolidated Statement of Operations Data:
Revenue:
Application	86%	86%
Consulting	14%	14%
Total revenue	100%	100%
Cost of revenue (as a percent of related revenue):
Application	24%	24%
Consulting	87%	91%
Total cost of revenue	32%	33%
Gross profit	68%	67%
Operating expenses:
Sales and marketing	31%	33%
Research and development	18%	18%
General and administrative	19%	20%
Total operating expenses	68%	71%
Operating income / (loss)	0%	-4%
Other income (expense):
Interest income	0%	0%
Interest expense	0%	0%
Other income (expense):	2%	0%
Total other income	2%	0%
Income / (loss) before provision for / benefit from income taxes	1%	-4%
Provision for / (benefit from) income taxes	0%	0%
Net income / (loss)	1%	-4%

INDEX

Comparison of the Three Months Ended March 31, 2010 and 2009

Revenue

	Three Months Ended
	March 31,
	2010	2009	$ change	% change
	(In thousands)
Application revenue	$47,564	$41,204	$6,360	15%
Consulting revenue	7,482	6,879	603	9%
Total revenue	$55,046	$48,083	$6,963	14%

Application revenue increased due to successful renewals of existing customers, sales to new customers, sales of additional applications and broader roll out of our applications by existing customers.   Application revenue from our products for medium and larger more complex organizations increased by $6.2 million for the three months ended March 31, 2010 and application revenue from small business product lines remained flat for the three months ended March 31, 2010.  Our list prices for application services have remained relatively consistent on a year-over-year basis, and renewals of application services for medium and larger more complex organization, on a dollar-for-dollar basis, remained strong at greater than 95%.  For the remainder of 2010, we expect to see renewals in the same percentage range, but unexpected events, such as bankruptcy filings within our customer base, may negatively impact our renewal trends. We expect total application revenue to increase over the remainder of the year as we continue to increase our sales of new and existing applications into our installed customer base as well as to new customers.

Our consulting revenue comes from two kinds of engagements: standalone consulting engagements which are not associated with new product implementations and consulting engagements which are associated with new product implementations that are sold in multi-element arrangements with application services.   Standalone consulting engagement revenue is generally recognized when the services are performed. Consulting revenue for engagements which are associated with new product implementation entered into prior to 2010 is generally recognized ratably over the term of the associated application services term with a significant portion of revenue deferred to periods beyond the period in which services were performed. Consulting revenue for engagements which are associated with new product implementation entered into during 2010 is generally recognized when the services are performed.

 For the three months ended March 31, 2010, consulting revenue increased slightly as a result of an increase in revenue recognized from consulting services delivered in past periods that was associated with new product implementations.  Consulting revenue recognized as the consulting services were performed, remained constant when compared to the same period in 2009.  We expect total consulting revenue to increase over the remainder of the year as we continue to recognize previously deferred revenue from prior year multi-element arrangements and recognize revenue as consulting services are performed for transactions entered into during 2010.

Cost of Revenue

	Three Months Ended
	March 31,
	2010	2009	$ change	% change
	(In thousands)
Cost of revenue - application	$11,313	$9,685	$1,628	17%
Cost of revenue - consulting	6,485	6,273	212	3%
Cost of revenue - total	$17,798	$15,958	$1,840	12%

Cost of revenue – application- summary of changes

Change from 2009 to 2010
Three Months Ended
March 31,
Hosting facility cost	$1,053
Employee-related costs	431
Amortization	185
Various other expense	(41)
$1,628

INDEX

During the three months ended March 31, 2010, the increase in cost of application revenue was primarily driven by an increase in hosting facility expenses.  Hosting facility expenses increased primarily due to additional third-party software costs, internet bandwidth costs, depreciation and other costs resulting from hosting infrastructure investments made in 2009 and support cost associated with our new U.S. production data center operations in the Chicago, Illinois area.   Employee-related cost increased due to an increase in compensation costs for international employees due to unfavorable foreign exchange rates, merit pay raises, and an increase in incentive compensation as compared to the prior year.  Our amortization expense increased due to the amortization of intangible assets obtained in connection with the January 1, 2010 acquisition of WWC.  We expect cost of application revenue to increase in terms of absolute dollars for the remainder of the year as a result of expenses associated with our new production data center.

Cost of revenue – consulting - summary of changes

Change from 2009 to 2010
Three Months Ended
March 31,
Employee-related costs	$436
Professional services	(268)
Various other expense	44
$212

Expenses associated with delivering consulting services are generally recognized as incurred when the services are performed.  For the three months ended March 31, 2010, cost of consulting revenue increased as a result of an increase in employee-related costs as compared to the same period in 2009.  Employee-related cost increased as a result of the hiring of additional employees in connection with the acquisition of WWC on January 1, 2010, an increase in compensation cost for international employees due to unfavorable foreign exchange rates, merit pay raises and an increase in incentive compensation as compared to the same period in the year.  These increases were partially offset by a reduction in outsourced consulting services cost as we have converted a substantial portion of legacy Vurv customers to Taleo products in 2009 and therefore reduced the demand for outsourced consulting services for the three months ended March 31, 2010.  We expect cost of consulting revenue to increase in terms of absolute dollars for the remainder of the year.

Gross Profit and Gross Profit Percentage

	Three Months Ended
	March 31,
	2010	2009	$ change	% change
	(In thousands)
Gross profit
Gross profit — application	$36,251	$31,519	$4,732	15%
Gross profit — consulting	997	606	391	65%
Gross profit — total	$37,248	$32,125	$5,123	16%

	Three Months Ended
	March 31,
	2010	2009	% change
Gross profit percentage
Gross profit percentage — application	76%	76%	0%
Gross profit percentage — consulting	13%	9%	4%
Gross profit percentage — total	68%	67%	1%

INDEX

Gross profit – application

Gross profit percentage on application revenue during the three months ended March 31, 2010 remained unchanged from the same period in 2009 due to an overall increase in application revenue being offset by an increase in hosting costs.  We increased the scalability of our hosting environment during the prior year resulting in higher on-going hosting costs in the first three months of 2010.  We expect gross profit on application revenue to remain constant as a percentage of application revenue for the remainder of the year.

Gross profit – consulting

A significant percentage of consulting revenue is recognized ratably over the term of the subscription agreement while expenses associated with delivering these services are recognized as incurred when the services are performed.  The difference of the timing of revenue recognition compared to the timing of recognizing expenses as performed can cause fluctuations in gross profit for consulting services.

The higher gross profit percentage on consulting revenue in the three months ended March 31, 2010 compared to the same period in 2009 resulted from an increase in revenue from consulting services delivered in prior periods.  During the first quarter of 2010, we benefited from recognizing revenue for which the related expense was recorded in the prior period.  In 2010, gross margins on consulting will be positively affected by the recognition of previously deferred revenue with no related expense for engagements entered into prior to 2010, and the change in accounting guidance in 2010 whereby consulting revenue for new engagements will be generally recognized when the services are performed.

Operating expenses

	Three Months Ended
	March 31,
	2010	2009	$ change	% change
	(In thousands)
Sales and marketing	$17,060	$15,909	$1,151	7%
Research and development	10,054	8,537	1,517	18%
General and administrative	10,298	9,627	671	7%
Total operating expenses	$37,412	$34,073	$3,339	10%

Sales and marketing- summary of changes

Change from 2009 to 2010
Three Months Ended
March 31,
Employee-related costs	$1,232
Stock-based compensation	370
Amortization	(700)
Various other expenses	249
$1,151

During the three months ended March 31, 2010, the increase in sales and marketing expense was primarily driven by an increase in employee-related expenses.  Employee-related costs increased due to merit pay raises, an increase in compensation cost for international employees due to unfavorable foreign exchange rates, an increase in incentive compensation due to an increase in sales, and one-time severance and relocation costs.  These increases were partially offset by a decrease in amortization expense related to intangible assets acquired in connection with the Vurv acquisition.  We amortize Vurv intangible assets in proportion to our conversion of Vurv customers to Taleo products.  There are fewer customers to convert in 2010 than 2009 resulting in a reduction in amortization expense for the three months ended March 31, 2010 compared to the same period in the prior year.  We expect sales and marketing costs to increase in terms of dollars for the remainder of the year.

INDEX

Research and development– summary of changes

Change from 2009 to 2010
Three Months Ended
March 31,
Employee-related costs	$1,284
Various other expenses	233
$1,517

During the three months ended March 31, 2010, the increase in research and development expense was primarily driven by an increase in employee-related costs. Employee-related costs increased primarily due to an increase in headcount by 14 persons, merit pay raises, an increase in compensation cost for international employees due to unfavorable foreign exchange rates and an increase in incentive compensation costs when compared to the same period in the prior year.  Also, during the three months ended March 31, 2010, other research and development operating expenses were adversely affected by the negative impact of foreign currency movements against the U.S. dollar.  We expect research and development costs to increase in the second quarter of 2010.

General and administrative– summary of changes

Change from 2009 to 2010
Three Months Ended
March 31,
Employee-related costs	$677
Legal	700
Audit	(182)
Bad debt reserve	(493)
Consultants / temporary help	(582)
Various other expenses	551
$671

   For the three months ended March 31, 2010, expenses increased as compared to the same period in 2009 primarily resulting from increased employee-related costs associated with increase in incentive compensation costs, increased legal cost associated with on-going litigation and transaction costs associated with acquisition of WWC on January 1, 2010, offset by a decrease in non-recurring 2009 consulting and audit fees associated with an evaluation of our historical revenue practices during the first quarter of 2009, and lower bad debt expense in 2010.   We expect general and administrative costs to increase in absolute dollars for the remainder of the year.

Contribution Margin – Operating Segments

	Three Months Ended
	March 31,
	2010	2009	$ change	% change
	(In thousands)
Contribution Margin (1)
Contribution margin — application	$26,197	$22,982	$3,215	14%
Contribution margin — consulting	997	606	391	65%
Contribution margin — total	$27,194	$23,588	$3,606	15%

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

INDEX

Other income (expense)

	Three Months Ended
	March 31,
	2010	2009	$ change	% change
	(In thousands)
Interest income	$127	$141	$(14)	-10%
Interest expense	(34)	(41)	7	-17%
Other income	885	-	885	*
Total other income, net	$978	$100	$878	*

* not meaningful

      Interest income — The decrease in interest income is attributable to a $0.1 million interest payment received from the Canadian government related to 2006 and 2005 CDTI credits in the first quarter of 2009 as compared to same period in 2010.  This decrease was offset by an increase in interest income due a higher cash balance during the first three months of 2010 compared to the same period in the prior year.  Our stock offering in November 2009 resulted in our cash balance during the first quarter of 2010 to be significantly higher than the prior year balance.  Interest rates remained unchanged between the two periods.

   Interest expense — There was no significant change in interest expense during the three months ended March 31, 2010 compared to the same period in the prior year.

  Other income - On January 1, 2010, we completed our acquisition of WWC.  In accordance with the acquisition method of accounting for a business combination, our 16% previously owned equity investment was remeasured to its $2.3 million fair value on the acquisition date and the $0.9 million difference between the fair value of the equity investment and the $1.4 million carrying value was recorded as a gain in the first quarter of 2010.

Provision for / (benefit from) income taxes

	Three Months Ended
	March 31,
	2010	2009	$ change	% change
	(In thousands)
Provision for / (benefit from) income taxes	$(4)	$237	$(241)	-102%

The tax benefit reported for the three months ended March 31, 2010 is $4,000 and is based on our projected annual effective tax rate for fiscal year 2010, adjusted for discrete tax items recorded in the period.

The effective tax rate for the three months ended March 31, 2010 including discrete tax items is (0.5)%, and 2% excluding discrete tax items.   The provision consists of foreign and U.S. state income tax expense offset by discrete tax items which in the quarter included tax benefits relating to expiring statute of limitations and stock option exercises.  The difference between the statutory rate of 34% and our quarterly effective tax rate of 2%, exclusive of discrete items, was due primarily to permanent differences related to non-deductible stock compensation expenses, state taxes, adjustments related to the WWC acquisition and the utilization of acquired and operating net operating losses not previously benefited.

At March 31, 2010, we maintained a valuation allowance against our U.S. deferred tax assets, excluding U.S. federal alternative minimum tax credits, as we determined it was more likely than not these assets would not be realized. If we are to conclude the U.S. deferred tax assets will more likely than not be realized in the future, we will reverse the valuation allowance, which would likely have a material impact on our financial results in the form of reduced tax expense or increased tax benefits in the period the reversal occurs.  There can be no assurances we will reverse the valuation allowance in 2010.

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

INDEX

 Liquidity and Capital Resources

At March 31, 2010, our principal source of liquidity was a net working capital balance of $191.9 million, including cash and cash equivalents totaling $236.7 million.

	Three Months Ended
	March 31,
	2010	2009	$ change	% change
	(In thousands)
Cash provided by operating activities	$11,409	$13,397	$(1,988)	-15%
Cash used in investing activities	(19,863)	(2,162)	(17,701)	819%
Cash provided by (used in) financing activities	757	(267)	1,024	-384%

Net cash provided by operating activities was $11.4 million for the three months ended March 31, 2010 compared to $13.4 million for the three months ended March 31, 2009. Consistent with prior periods, cash provided by operating activities has historically been affected by changes in working capital accounts, and net income / (loss) adjusted for add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Specifically, stock-based compensation expense for the three months ended March 31, 2010 was $3.2 million versus $2.3 million during the three months ended March 31, 2009. This increase resulted from new grants to executive staff partially offset by reductions from fully vested, fully amortized stock options, which are no longer expensed in 2010.  Additionally, depreciation and amortization expense decreased by $0.3 million in the first three months of 2010 compared to the same period in the previous year, primarily due to intangible assets associated with the acquisition of Vurv becoming fully amortized.  The change in accounts receivable decreased due to the timing of billings and collections compared to the same period in 2009.  The change in deferred revenue decreased in the current period due to fluctuations resulting from the mix of annual and quarterly application billings combined with the timing of billings and the timing of the application revenue recognized associated with those contracts.   The change in accounts payable and accrued liabilities increased in the current period due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities.

Net cash used in investing activities was $19.9 million for the three months ended March 31, 2010 compared to net cash used in investing activities of $2.2 million for the three months ended March 31, 2009. The increase resulted from a $13.4 million cash outlay to complete the acquisition of WWC on January 1, 2010. Additionally, we increased capital expenditures in connection with our new production data center in the Chicago, Illinois area resulting in an increase in payments for property and equipment.

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2010, compared to net cash used in financing activities of $0.3 million for the three months ended March 31, 2009. This increase was primarily due to a $2.1 million increase in proceeds from stock option exercises resulting primarily from the increase in our stock price over the three months ended March 31, 2009, partially offset by $0.7 million in payments for accrued costs associated with our November 2009 public offering and increases in treasury stock tax withholdings and capital lease payments.

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

Contractual Obligations

Our principal commitments consist of capital leases, obligations under leases for office space, operating leases for computer equipment and for third-party facilities that host our applications. Our commitments to settle contractual obligations in cash under operating leases and other purchase obligations has not changed significantly from the “Contractual Obligations” table included in our Annual Report on Form 10-K for fiscal year ended December 31, 2009 except for the following agreement entered into during the first three months of 2010:

INDEX

 On March 31, 2010, we entered into a manual replacement statement of work (the “Agreement”) with Equinix Operating Co., Inc. (“Equinix”) according to which Equinix will provide colocation services to us.  According to the terms of the Agreement, Equinix will provide space, electrical power and other colocation services at its web hosting facilities in the Chicago, Illinois area for our hosting infrastructure.  Under the terms of the Agreement, we will pay Equinix aggregate fees of approximately $9 million over the next five years.

Legal expenditures could also affect our liquidity. We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.  Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Currency Exchange Risk

Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. In the three months ended March 31, 2010, 6%, 5% and 5% of our revenue was denominated in Canadian dollars, euros and other remaining currencies, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our largest research and development operations that are maintained in Canada.  Additionally a portion of expenses are incurred outside of North America where our other international sales offices are located and third party development is performed.  Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, British pound sterling, Euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the three months ended March 31, 2010, the Canadian dollar strengthened by approximately 17% against the U.S. dollar on an average basis compared to the same period in the prior year. This change in value did not have a significant effect on our earnings and should not have a significant effect on future earnings as the foreign currency exchange risk impact on revenues is offset by the impact on expenses. If the currencies noted above uniformly fluctuated by plus or minus 500 basis points from our estimated rates, we would expect our results to change by approximately minus or plus $1.6 million. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $236.7 million at March 31, 2010. This compares to $244.2 million at December 31, 2009. These amounts were held primarily in cash or money market funds. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

INDEX

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

With the exception of the years ended December 31, 2007 and 2009, we have incurred annual losses in every year since our inception. As of March 31, 2010, our accumulated deficit was $76.2 million, comprised of aggregate net losses of $62.4 million and $13.8 million of dividends and issuance costs on preferred stock. In the three months ended March 31, 2010, we reported net income of $0.8 million. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future.  As we continue to incur costs associated with initiatives to grow our business, which include, among other things, acquisitions, international expansion and new product development, any failure to increase revenue or manage our cost structure could prevent us from achieving or sustaining profitability. For instance, in the three months ended March 31, 2010, our profitability was negatively impacted by amortization expense associated with acquisitions.  In the near term, we expect to continue to incur significant amortization expense associated with both the July 1, 2008 acquisition of Vurv Technology, Inc. (“Vurv”) and the January 1, 2010 acquisition of Worldwide Compensation, Inc. (“WWC”). In addition, we may incur losses as a result of revenue shortfalls or increased expenses associated with our business. As a result, our business could be harmed and our stock price could decline.

Unfavorable economic conditions and reductions in information technology spending could limit our ability to grow our business.

Our operating results may vary based on the impact of changes in economic conditions globally and within the industries in which our customers operate. The revenue growth and profitability of our business depends on the overall demand for enterprise application software and services. Our revenue is derived from organizations whose businesses may fluctuate with global economic and business conditions. Historically, economic downturns have resulted in overall reductions in corporate information technology spending. Accordingly, any downturn in global economic conditions may weaken demand for our software and services. In addition, an economic decline impacting a particular industry may negatively impact demand for our software and services in the affected industry. Many of the industries we serve, including financial services, manufacturing (including automobile manufacturing), technology and retail, have recently suffered a downturn in economic and business conditions and may continue to do so. A softening of demand for enterprise application software and services, and in particular enterprise talent management solutions, caused by a weakening global economy or economic downturn in a particular sector would adversely affect our business and likely cause a decline in our revenue.

INDEX

If economic conditions do not continue to improve, we may experience longer sales cycles, increased pricing pressure, and decreased demand for certain of our products and services.

           If general economic conditions do not continue to improve, we may experience  increased delays in our sales cycles and increased pressure from prospective customers to offer discounts higher than our historical practices. We may also experience increased pressure from existing customers to renew expiring software subscriptions agreements at lower rates. In addition, certain of our customers may attempt to negotiate lower software subscription fees for existing arrangements because of downturns in their businesses. If we accept certain requests for higher discounts or lower fees, our business may be adversely affected and our revenues may decline. Also, in a difficult economic environment, our existing customers may elect not to purchase additional software solutions or education and consulting services from us.  Additionally, certain of our customers have become or may become bankrupt or insolvent as a result of the recent economic downturn, and we may lose all future revenue from such customers and payment of receivables may be lower or delayed as a result of bankruptcy proceedings.

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

•	we may incur more expense than expected to maintain and support the legacy Vurv product lines while customers are migrated to the Taleo platform; and

•	we may find it difficult to integrate Vurv’s hosting infrastructure and operations with our own hosting operations.

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

We generally recognize revenue from software subscription agreements ratably over the terms of these agreements, which are typically three or more years for our Taleo Enterprise customers and one year for our Taleo Business Edition customers. As a result, a substantial majority of our software subscription revenue in each quarter is generated from software subscription agreements entered into during prior periods. Consequently, a decline in new software subscription agreements in any one quarter may not affect our results of operations in that quarter, but will reduce our revenue in future quarters. Additionally, the timing of renewals or non-renewals of a software subscription agreement during any one quarter may affect our financial performance in that particular quarter or may not affect our financial performance until the next quarter. For example, because we recognize application revenue ratably, the non-renewal of a software subscription agreement late in a quarter will have very little impact on revenue for that quarter, but will reduce our revenue in future quarters. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenue for that quarter and we may not be able to offset a decline in revenue due to such non-renewals with revenue from new software subscription agreements entered into in the same quarter. In addition, we may be unable to adjust our costs in response to reduced revenue.

Because of the way we recognize our consulting revenue under applicable accounting guidance, consulting revenue reported for a particular period may not be indicative of trends in our consulting business, which increases the difficulty of evaluating our future financial position.

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

INDEX

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

In October 2009 the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for revenue arrangements that contain multiple components to be delivered to a customer which we adopted on January 1, 2010. Under the new standard each revenue component is considered a separate deliverable and the standard provides guidance for establishing fair value for each deliverable. When vendor-specific objective evidence or third-party evidence of selling price for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price of each separate deliverable and allocate consideration for the arrangement using the relative selling price method.

In the context of our typical arrangements in which software subscriptions and consulting services are sold together, the new guidance will result in the consulting services revenue in such arrangements being recognized as delivered. Substantially all of our revenue from consulting service arrangements entered into on or after January 1, 2010 will be recognized as the consulting services are delivered, while consulting revenue from combined software subscription and consulting services arrangements entered into prior to 2010 will continue to be recognized ratably over the term of the software subscription agreement. The application of these two revenue recognition methodologies will result in our consulting revenue for the foreseeable future including a mix of revenue from consulting services delivered during the reporting period and consulting services delivered in previous reporting periods.

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

We have experienced, and expect to continue to experience, intense competition from a number of companies. Our Taleo Enterprise solution competes with enterprise resource planning software from vendors such as Oracle Corporation and SAP AG, and also with products and services from vendors such as ADP, Cezanne, Cornerstone OnDemand, Halogen Software, HRSmart, Jobpartners, Kenexa, Kronos, Mr Ted, Peopleclick Authoria, Pilat, Plateau, Saba, Salary.com, Softscape, StepStone,

INDEX

SuccessFactors, SumTotal Systems, Technomedia, Workday, and Workstream. Our Taleo Business Edition solution competes primarily with ADP, Bullhorn, Ceridian, Halogen Software, iCIMS, Monster, SilkRoad Technology, SuccessFactors and Ultimate Software. Our competitors may announce new products, services or enhancements that better meet changing industry standards or the price or performance needs of customers. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, in March 2009, we announced that we had completed a review of our revenue recognition practices and, as a result of this review, we restated certain financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. The restatement resulted in the deferral to future periods of $18 million of consulting services revenue and approximately $0.2 million in application revenue previously recognized through June 30, 2008. Amounts in our previously issued consolidated financial statements for the years ended December 31, 2003 through 2007, and the interim consolidated financial statements for each of the periods ended March 31, 2008 and June 30, 2008, have been corrected for the timing of revenue recognition for consulting services revenue during these periods, as well as to correct an error relating to the timing of revenue recognition for set-up fees, an element of our application services revenue. In connection with such review we identified certain control deficiencies relating to the application of applicable accounting literature related to revenue recognition. These deficiencies constituted a material weakness in internal control over financial reporting as of September 30, 2008, which led to items requiring correction in our historical financial statements and our conclusion to restate such financial statements to correct those items. Specifically, the control deficiencies related to our failure to correctly interpret the multi-element accounting guidance in determining the proper accounting treatment when application and consulting services are sold together.

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

INDEX

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

Governments routinely audit and investigate government contractors, and we may be subject to such audits and investigations. For example, we have been subject to government contract audits in the past and we have received and are currently responding to a subpoenas from the Department of Homeland Security’s inspector general’s office relating to our commercial pricing for the Transportation Security Administration contract, a government entity that accessed our services through a third party prime contractor. As a result of an audit or investigation, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the government entity. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

INDEX

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

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

•	difficulty incorporating the acquired technologies or products into our existing code base;

•	problems arising from differences in applicable accounting standards of the acquired business (for instance, non-U.S. businesses may not prepare their financial statements in accordance with GAAP);

•	problems arising from differences in the revenue, licensing, support or consulting model of the acquired business;

•	customer confusion regarding the positioning of acquired technologies or products;

•	difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	difficulty retaining the acquired business’ customers; and

•	problems or liabilities associated with product quality, data privacy, data security, technology and legal contingencies.

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

While we have administrative, technical, and physical security measures in place, and we contractually require third parties to whom we transfer data to have appropriate security measures, if any of these security measures are breached as a result of third-party action, employee error, criminal acts by an employee, malfeasance, or otherwise, and, as a result, someone obtains unauthorized access to customer data or personal information, our reputation will be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we and our partners to whom we transfer data may be unable to anticipate these techniques or to implement adequate preventative measures. We do not encrypt all data we store for our customers while such data is at rest in the database. Applicable law may require that a security breach involving certain types of data be disclosed to each data subject or publicly disclosed. If an actual or perceived breach of our security occurs, the market perception of our security measures could be harmed and we could lose sales and customers. Our insurance policies may not adequately compensate us for any losses that may occur due to failures in our security measures.

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

In addition, we may in the future consolidate certain of our data centers with our other existing data centers, or move certain data center operations to new facilities. For example, we plan to consolidate our U.S. production data center operations for our Taleo Enterprise solution into a new facility in the Chicago, Illinois area in 2010.  If we consolidate these data center operations, we will need to relocate existing hardware, purchase new hardware, and migrate all of our Taleo Enterprise customers’ proprietary information and their users’ personal information. Although we take reasonable precautions designed to mitigate the risks of such a move, such transitions create increased risk of service disruptions, outages and the theft or loss of important customer and user data that could harm our reputation, subject us to financial liability, and adversely affect our revenue and earnings.

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

INDEX

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

We currently deliver our solutions from nine data centers that host the applications for all of our customers. The Taleo Enterprise platform is hosted from four facilities: U.S. facilities leased from Equinix, Inc. in the Chicago, Illinois area and San Jose, California; a U.S. facility leased from Internap Network Services Corporation in New York City, New York; and a European data center facility also leased from Equinix in Amsterdam, the Netherlands. Internet bandwidth and access is provided by Internap in the three U.S. facilities and by Equinix in the Netherlands. The Taleo Business Edition is hosted from three facilities in the U.S.: facilities located in San Jose, California and Ashburn, Virginia, both operated via a managed services arrangement, and a facility located in Jacksonville, Florida to host the legacy Vurv product for small and medium-sized organizations. Opsource, Inc. provides hardware, internet bandwidth, and access in the San Jose, California and Ashburn Virginia hosting facilities through the managed services arrangement. Internet bandwidth and access for the legacy Vurv small and medium-sized organization recruiting product is provided by Peak 10 in the Jacksonville, Florida facility.

The Vurv legacy enterprise recruiting product is hosted through three facilities located in Jacksonville, Florida, San Jose, California, and Amsterdam, the Netherlands. Internet bandwidth and access for the Vurv legacy enterprise recruiting product is provided by Peak 10 in the Florida facility, by Internap in San Jose and by Equinix in Amsterdam.

The Taleo Compensation solution is currently hosted from two facilities leased from Internap in San Jose, California, and Los Angeles, California. Internap also provides the Internet bandwidth and access services for both of these locations.

We do not control the operation of these facilities and must rely on these vendors to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. In the case of Opsource and Vurv locations that are managed service locations, we also rely upon the third-party vendor for hardware associated with our hosting infrastructure. Although we believe we would be able to enter into a similar relationship with another third party should one of these relationships fail or terminate for any reason, we believe our reliance on any third-party vendor exposes us to risks outside of our control. If these third-party vendors encounter financial difficulty such as bankruptcy or other events beyond our control that cause them to fail to secure adequately and maintain their hosting facilities or provide the required data communications capacity, our customers may experience interruptions in our service or the loss or theft of important customer data. We plan to consolidate our U.S. production data center operations for our Taleo Enterprise Solution into a new single facility in the Chicago, Illinois area in 2010. We may elect to open computing and communications hardware operations at additional third-party facilities located in the United States, Europe or other regions. We are not experienced at operating such facilities in jurisdictions outside the United States and doing so may pose additional risk to us.

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

There has been vendor consolidation in the market in which we operate. For example, recently StepStone Solutions was acquired by private equity firm HgCapital, and Peopleclick was acquired by Bedford Funding, a private equity firm that also acquired Authoria in 2008. Additional consolidation within our industry may change the competitive landscape in ways that adversely affect our ability to compete effectively.

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

INDEX

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

During the three months ended December 31, 2009, application revenue generated outside of the United States was 19% of total revenue, based on the location of the legal entity of the customer with which we contracted, of which 4% was revenue generated in Canada.  Our primary research and development operation is in Quebec, Canada, but we conduct research and development in other international locations as well. We currently have international offices outside of North America in Australia, France, the Netherlands, and the United Kingdom, which focus primarily on selling and implementing our solutions in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

•	Potentially deteriorating general economic conditions and credit environments in Europe and elsewhere;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	differing regulations in Quebec, Canada with regard to maintaining operations, products and public information in both French and English;

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

INDEX

Fluctuations in the exchange rate of foreign currencies could result in currency transaction losses, which could harm our operating results and financial condition.

We currently have foreign sales denominated in foreign currencies, including the Australian dollar, British pound sterling, Canadian dollar, the euro, New Zealand dollar, Singapore dollar and Swiss franc and may in the future have sales denominated in the currencies of additional countries.  In addition, we incur a substantial portion of our operating expenses in Canadian dollars and, to a much lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may positively or negatively affect our business, financial condition and operating results. For instance, in 2009, the impact of changes in foreign currency exchange rates compared to the average rates in effect during 2008 was a $2.1 million increase in income before income taxes. In 2010, the volatility in exchange rates for foreign currencies has continued and may continue and, as a result, we may continue to see fluctuations in our revenue and expenses, which may impact our operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

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

We are sometimes subject to legal proceedings and claims that arise in the course of business. For example, we are currently defendant in a suit alleging patent infringement and were defendants in a recently-dismissed suit alleging securities fraud, both of which are described in more detail in Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.  Litigation may result in substantial costs, including lengthened or discontinued sales cycles due to concerns of existing or prospective customers with respect to litigation, and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. See Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, for further information regarding pending and threatened litigation and potential claims.

Our results of operations may be adversely affected if we are subject to a protracted infringement claim or a claim that results in a significant award for damages.

Software product developers such as us may continue to receive infringement claims as the number of products and competitors in our space grows and the functionality of products in different industry segments overlaps. For example, Kenexa, a competitor, filed suit against us for patent infringement in August 2007.  Additionally, in the first quarter 2010, two of our customers notified us that an intellectual property licensing firm has inquired as to whether a usability feature of the Taleo software was subject to patents held by the intellectual property licensing firm. Other infringement claims have been threatened against us. We can give no assurance that such claims will not be filed in the future. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

•	require costly litigation to resolve and the payment of substantial damages;

•	require significant management time;

INDEX

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

INDEX

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

Because our pre-tax income is relatively small, if management or our independent registered public accounting firm identify an error in our interim or annual financial statements, it is more likely that such an error may be determined to be a material weakness or may meet the quantitative threshold established under Staff Accounting Bulletin No. 99, “Materiality”, that could, depending upon the complete quantitative and qualitative analysis, result in our having to restate previously issued financial statements.

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

The application of GAAP to our operations may also require significant judgment and interpretation as to the appropriate treatment of a specific issue. These judgments and interpretations are complicated by the relative newness of the on-demand, vendor-hosted software business model, also called software-as-a-service, or SaaS, and the relative lack of interpretive guidance with respect to the application of GAAP to the SaaS model. For example in October 2009, the FASB issued accounting guidance related to the recognition of multiple element arrangements, which superseded the guidance used during 2009. The new guidance, which we adopted as of January 1, 2010, will generally require us to recognize the majority of consulting services revenue from multiple element arrangements as the consulting services are delivered for arrangements we have entered into after January 1, 2010. We cannot ensure that our interpretations and judgments with respect to the application of GAAP will be correct in the future and any incorrect interpretations and judgments could adversely affect our business.

 If benefits currently available under the tax laws of Canada, the province of Quebec and other jurisdictions are reduced or appealed, or if we have taken an incorrect position with respect to tax matters under discussion with the Canadian Revenue Agency or other domestic or foreign taxing authorities, our business could suffer.

The majority of our research and development activities are conducted through our Canadian subsidiary, Taleo (Canada) Inc. We participate in a provincial government program in Quebec that provides refundable investment credits based upon qualifying research and development expenditures. These expenditures primarily consist of the salaries for the persons conducting research and development activities. We have participated in the program since 1999, and expect that we will continue to receive these refundable investment tax credits through December 2010. In 2009, we recorded a $2.4 million reduction in our research and development expenses as a result of this program. We anticipate the continued reduction of our research and development expenses through application of these credits through 2010. If these investment tax benefits are reduced or eliminated, our financial condition and operating results may be adversely affected.

In addition to the provincial research and development refundable investment credit program described above, our Canadian subsidiary is participating in a scientific research and experimental development, or SRED, program administered by the Canadian federal government that provides income tax credits based upon qualifying research and development expenditures. For tax year 2009, we recorded an estimated SRED credit claim of approximately $1.0 million. Our Canadian subsidiary is eligible to remain in the SRED program for future tax years as long as its development projects continue to qualify. These Canadian federal SRED tax credits can only be applied to offset Canadian federal taxes payable and are reported as a credit to our tax provision to the extent they reduce taxes payable to zero with any residual benefits recorded as a net deferred tax asset. We believe that our Canadian subsidiary is in compliance with these government programs and that all amounts recorded will be fully realized. If these SRED investment credits are reduced or disallowed by the federal Canada Revenue Agency (“CRA”), our financial condition and operating results may be adversely affected.

In December 2008, we were notified by the CRA of their intention to audit tax years 2003 through 2007.  To date, CRA has issued proposed assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and

INDEX

CAD $6.9 million, respectively.  These adjustments relate, principally, to our treatment of Canadian Development Technology Incentives (“CDTI”) tax credits and income and expense allocations recorded between our parent company and our Canadian subsidiary.  We disagree with the CRA’s basis for these adjustments and intend to appeal their decision through applicable administrative and judicial procedures.

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

In 2008 and 2009, the state of California suspended the usage of prior year tax loss carryforwards used to reduce taxable income in California.  We cannot be certain in 2010 whether California or another state will impose a similar restriction which could negatively impact our operating results resulting in additional tax expense.

As we continue to expand domestically and internationally, we are increasingly subject to reviews by various U.S. and foreign taxing authorities which could negatively impact our financial results. While we have recorded reserves for these uncertainties and do not expect the outcomes of these reviews to be material to our operations, our current assessment as to the potential financial impact of these reviews could prove incorrect and we may incur additional income tax expense in the period the uncertainty is resolved.

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

INDEX

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Program
January 1, 2010 through January 31, 2010	19,660	$24.10		-	-
February 1, 2010 through February 28, 2010	-			-	-
March 1, 2010 through March 31, 2010	-			-	-
	19,660	$24.10	(2)	-	-

(1) In connection with our restricted stock and performance share agreements, we repurchase common stock from employees as consideration for the payment of required withholding taxes.

INDEX

(2) Represents the price per share purchased during the three months ended March 31, 2010.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Amended and Restated Contract of Employment between Taleo (Canada) Inc. and Guy Gauvin dated January 18, 2010 (incorporated herein by reference toExhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 21, 2010).

10.2
Neil Hudspith First Amended and Restated Employment Agreement dated January 18, 2010 (incorporated herein by reference toExhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 21, 2010).

10.3
 Katy Murray First Amended and Restated Employment Agreement dated January 18, 2010 (incorporated herein by reference toExhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 21, 2010).

10.4	Michael P. Gregoire Employment Agreement dated January 25, 2010 (incorporated herein by reference toExhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2010).
10.5†	Manual Replacement Statement of Work dated March 31, 2010 by and between the Registrant and Equinix Operating Co., Inc.
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Confidential treatment has been requested for portions of this exhibit

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION

By:	/s/Katy Murray
Katy Murray
Executive Vice President and Chief Financial Officer
Date: May 7, 2010

INDEX

Exhibit Index

Exhibit Number	Description
10.1
Amended and Restated Contract of Employment between Taleo (Canada) Inc. and Guy Gauvin dated January 18, 2010 (incorporated herein by reference toExhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 21, 2010).

10.2
Neil Hudspith First Amended and Restated Employment Agreement dated January 18, 2010 (incorporated herein by reference toExhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 21, 2010).

10.3
 Katy Murray First Amended and Restated Employment Agreement dated January 18, 2010 (incorporated herein by reference toExhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 21, 2010).

10.4	Michael P. Gregoire Employment Agreement dated January 25, 2010 (incorporated herein by reference toExhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2010).
10.5†	Manual Replacement Statement of Work dated March 31, 2010 by and between the Registrant and Equinix Operating Co., Inc.
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Confidential treatment has been requested for portions of this exhibit