Form 10-Q
period 2010-06-30
TALEO CORP
filed 2010-08-06
CIK 1134203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

On July 30, 2010, the registrant had 40,013,911 shares of Class A common stock outstanding.

TALEO CORPORATION

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$244,943	$244,229
Restricted cash	198	409
Accounts receivable, net of allowances of $563 at June 30, 2010 and $759 at December 31, 2009	41,993	43,928
Prepaid expenses and other current assets	11,990	10,126
Investment credits receivable	6,952	5,499

Total current assets	306,076	304,191

Property and equipment, net	25,909	23,510
Restricted cash	210	210
Goodwill	102,650	91,027
Intangible assets, net	29,093	30,544
Other assets	5,812	6,895

Total assets	$469,750	$456,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,705	$23,592
Deferred revenue - application services and customer deposits	63,734	60,140
Deferred revenue - consulting services	17,116	17,523
Capital lease obligations, short-term	159	412

Total current liabilities	104,714	101,667

Long-term deferred revenue - application services and customer deposits	400	201
Long-term deferred revenue - consulting services	12,932	13,220
Other liabilities	3,264	3,973
Capital lease obligations, long-term	73	107
Commitments and contingencies (Note 9)

Total liabilities	121,383	119,168

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 39,894,093 and 39,507,837 shares outstanding at June 30, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	425,357	414,106
Accumulated deficit	(77,621)	(77,029)
Treasury stock, at cost, 50,998 and 111,167 outstanding at June 30, 2010 and December 31, 2009, respectively	(1,627)	(2,471)
Accumulated other comprehensive income	2,257	2,602

Total stockholders’ equity	348,367	337,209

Total liabilities and stockholders’ equity	$469,750	$456,377

See Accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Application	$47,928	$42,914	$95,492	$84,118
Consulting	8,348	6,179	15,830	13,058

Total revenue	56,276	49,093	111,322	97,176

Cost of revenue:
Application	12,213	10,617	23,526	20,302
Consulting	6,880	6,281	13,365	12,555

Total cost of revenue	19,093	16,898	36,891	32,857

Gross profit	37,183	32,195	74,431	64,319

Operating expenses:
Sales and marketing	18,133	17,147	35,193	33,055
Research and development	10,873	8,936	20,927	17,472
General and administrative	9,791	7,628	20,089	17,256

Total operating expenses	38,797	33,711	76,209	67,783

Operating loss	(1,614)	(1,516)	(1,778)	(3,464)

Other income / (expense):
Interest income	124	54	251	194
Interest expense	(30)	(47)	(64)	(88)
Other income (Note 10)	—	—	885	—

Total other income, net	94	7	1,072	106

Loss before benefit from income taxes	(1,520)	(1,509)	(706)	(3,358)
Benefit from income taxes	(110)	(1,396)	(114)	(1,160)

Net loss	$(1,410)	$(113)	$(592)	$(2,198)

Net loss per share attributable to Class A common stockholders — basic	$(0.04)	$(0.00)	$(0.02)	$(0.07)

Net loss per share attributable to Class A common stockholders — diluted	$(0.04)	$(0.00)	$(0.02)	$(0.07)

Weighted-average Class A common shares — basic	39,444	30,417	39,301	30,341

Weighted-average Class A common shares — diluted	39,444	30,417	39,301	30,341

See Accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(592)	$(2,198)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,361	13,589
Loss on disposal of fixed assets	58	16
Amortization of tenant inducements	(88)	(76)
Tenant inducements from landlord	111	—
Stock-based compensation expense	6,847	5,102
Excess tax benefit from stock options	(16)	—
Director fees settled with stock	111	126
Gain on remeasurement of previously held interest in Worldwide Compensation, Inc.	(885)	—
Bad debt expense	7	528
Changes in working capital accounts, net of effect of acquisition:
Accounts receivable	2,249	2,994
Prepaid expenses and other assets	(2,270)	(1,795)
Investment credit receivable	(1,460)	509
Accounts payable and accrued liabilities	1,612	(3,549)
Deferred revenue and customer deposits	2,251	1,206

Net cash provided by operating activities	21,296	16,452

Cash flows from investing activities:
Purchases of property and equipment	(10,805)	(5,340)
Change in restricted cash	210	210
Acquisition of business, net of cash acquired	(13,381)	—

Net cash used in investing activities	(23,976)	(5,130)

Cash flows from financing activities:
Principal payments on loan and capital lease obligations	(783)	(630)
Costs related to 2009 equity offering	(681)	—
Excess tax benefit from stock options	16	—
Treasury stock acquired to settle employee withholding liability	(937)	(339)
Treasury stock issued to employees for ESPP	1,781	—
Proceeds from stock options exercised and ESPP shares	4,298	1,711

Net cash provided by financing activities	3,694	742

Effect of exchange rate changes on cash and cash equivalents	(300)	443

Increase in cash and cash equivalents	714	12,507
Cash and cash equivalents:
Beginning of period	244,229	49,462

End of period	$244,943	$61,969

Supplemental cash flow disclosures:
Cash paid for interest	$12	$40

Cash paid for income taxes	$1,230	$271

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$995	$3,467

See Accompanying Notes to Condensed Consolidated Financial Statements

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

The Company was incorporated under the laws of the state of Delaware in May 1999 as Recruitsoft, Inc. and changed its name to Taleo Corporation in March 2004. The Company has principal offices in Dublin, California and conducts its business worldwide, with wholly owned subsidiaries in Canada, France, the Netherlands, the United Kingdom, Singapore, and Australia. The subsidiary in Canada primarily performs product development, production, and customer support activities for the Company, and the other foreign subsidiaries are generally engaged in providing sales, account management and support activities.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. For the six months ended June 30, 2010, the Company recorded adjustments that accumulated to $0.2 million that impacted revenue, net income and certain balance sheet accounts. Such amounts were not material to previously reported financial statements. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 11, 2010. In the opinion of management, all adjustments necessary for a fair statement have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

2. Business Combinations and Dispositions

On January 1, 2010, the Company completed the acquisition of Worldwide Compensation, Inc. (“WWC”) which expands the Company’s solution offerings for compensation management. Accordingly, the assets, liabilities and operating results of WWC are reflected in the Company’s consolidated financial statements from the date of acquisition. Previously, in the third quarter of 2008, the Company made an investment of $2.5 million for a 16% equity investment in and an option to purchase WWC at a later date. In connection with the acquisition, the Company negotiated more favorable terms than the purchase option and also terminated the purchase option. Accordingly, the total consideration paid by the Company for the issued and outstanding capital stock, options and warrants of WWC that the Company did not already own was approximately $14.1 million in cash, including approximately $0.3 million in transaction costs and $0.4 million in incentive compensation. Fifteen percent (15%) of the consideration was placed into escrow for one year following the closing to be held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties contained in the merger agreement or certain other events. The Company has no contingent cash payments related to this transaction.

Allocation of Purchase Price

The Company took control of WWC when it purchased the remaining 84% equity interest from the former shareholders of WWC on January 1, 2010. Under the acquisition method of accounting, the total purchase price paid for the 100% equity interest has been allocated to the net identifiable assets based on their estimated fair value at the date of acquisition. As part of the process, the Company performed a valuation analysis to determine the fair values of certain identifiable intangible assets of WWC as of the valuation date. The determination of the value of these components required the Company to make various estimates and assumptions. Critical estimates in valuing certain of the intangible assets include but are not limited to the net present value of future expected cash flows from product sales and services. The fair value of deferred revenue was determined based on the estimated direct cost of fulfilling the obligation to the customer while the fair value for all other assets and liabilities acquired was determined based on estimated future benefits or legal obligations associated with the respective asset or liability. The excess of the purchase price over the net identifiable intangible assets, other identifiable assets and liabilities acquired has been recorded as goodwill. None of the goodwill recognized upon acquisition is deductible for tax purposes. The preliminary allocation of the purchase price was based upon preliminary valuations for certain deferred tax assets and will be completed by the third quarter of 2010. The following table summarizes the fair values of assets acquired and liabilities assumed as of January 1, 2010:

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Allocation of Purchase Price

Purchase Price	Amount
(In thousands)
Cash	$13,381
Fair Value of previously held 16% equity interest	2,300

Total purchase price	$15,681

Allocation of purchase price	Amount
(In thousands)
Accounts receivable, net	$308
Other current assets	6
Property and equipment	166
Goodwill	11,623
Intangible assets	4,800
Current liabilities	(391)
Deferred revenue	(831)

Total purchase price	$15,681

The Company did not record any in-process research and development charges in connection with the acquisition.

Remeasurement of Previously Held 16% Equity Interest in WWC

On January 1, 2010 when the Company closed the acquisition of the remaining 84% equity interest in WWC, it took control of the entity and remeasured the previously held 16% equity interest to its fair value. The difference between the $1.4 million book value and the $2.3 million fair value of the previously held 16% interest was recorded as a gain in the statement of operations as other income.

Remeasurement of previously held interest in WWC	Amount
(In thousands)
Fair value of previously held 16% interest in WWC	$2,300
Carrying value of previously held 16% equity investment in WWC	(1,415)

Gain on remeasurement of previously held interest in WWC	$885

For the three and six months ended June 30, 2010, $0.1 million and $0.1 million, respectively, in revenues related to WWC were included in the Company’s results of operations. It is impractical to determine results of operations for WWC on a standalone basis as the entity’s operations have been integrated into the Company’s operations.

Unaudited pro forma results of operations to reflect the acquisition as if it occurred on the first date of the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	Condensed Consolidated Proforma
	(In thousands, except per share data)
Revenue	$49,334	$97,589

Net loss attributable to Class A common stockholders	$(1,116)	$(4,231)

Net loss attributable to Class A common stockholders - basic and diluted	$(0.04)	$(0.14)

Weighted average Class A common shares - basic and diluted	30,417	30,341

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

If collection is not considered probable, the Company recognizes revenues when the fees for the services performed are collected. Application agreements entered into during the three months and six months ended June 30, 2010 and 2009 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations. However, if non-standard acceptance periods or non-standard performance criteria, cancellation or right of refund terms are required, the Company recognizes revenue upon the satisfaction of such criteria, as applicable.

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

Consulting Revenue

Consulting revenue consists primarily of fees associated with application configuration, integration, business process re-engineering, change management, and education and training services. The Company’s consulting engagements are typically billed on a time and materials basis. These services are generally performed within six months after the consummation of the arrangement. From time to time, certain of our consulting projects are subcontracted to third parties. Customers of the Company may also elect to use unrelated third parties for the types of consulting services that the Company offers. The Company’s typical consulting contract provides for payment within 30 to 60 days of receipt of invoice.

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

The Company follows accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. The Company’s consulting services have standalone value because those services are sold separately by other vendors, and the Company has VSOE for determining fair value for consulting services based on the consistency in pricing when sold separately. The Company’s application services have standalone value as such services are often sold separately. However, the Company uses ESP to determine fair value for its application services when sold in a multi-element arrangement as the Company does not have VSOE for these application services and TPE is not a practical alternative due to differences in features and functionality of other companies offerings and lack of access to the actual selling price of competitor standalone sales. If new application services products are acquired or developed that require significant consulting services in order to deliver the application service and the application and consulting services cannot support standalone value, then such application and consulting services will be evaluated as one unit of accounting. The Company determined its ESP of fair value for its application services based on the following:

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

For transactions entered into or materially modified in 2010, the Company allocates consideration in multi-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. As 2010 progresses, this change will significantly increase services revenue and services gross margins as the Company will continue to recognize previously deferred services revenue ratably for multi-element arrangements that occurred prior to fiscal year 2010, while consulting services revenue from new transactions in 2010 will generally be recognized as performed. Consulting services revenue recognized in the three months and six months ended June 30, 2010 related to multi-element arrangements entered into prior to 2010 was approximately $3.3 million and $6.9 million, respectively. For the three and six months ended June 30, 2010, the impact on the Company’s revenue under the new accounting guidance as compared to the previous methodology resulted in approximately $1.6 million and $2.0 million, respectively, in revenue recognized as performed that would have previously been deferred and recognized ratably.

4. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their nature, duration and short maturities.

5. Stock-Based Plans

The Company issues stock options, restricted stock and performance share awards to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved Employee Stock Purchase Program (“ESPP”).

Stock-based compensation expense

The Company recognizes the fair value of stock-based compensation in its condensed consolidated financial statements over the requisite service period of the individual grants, which generally is a four year vesting period. The Company recognizes compensation expense for the stock options, restricted stock awards, performance share awards, and ESPP purchases on a straight-line basis over the requisite service period. There was no stock-based compensation expense capitalized during the three and six months ended June 30, 2010 and 2009. Shares issued as a result of stock option exercises, ESPP purchases, restricted stock awards and performance share awards are issued out of common stock reserved for future issuance under the Company’s stock plans.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company recorded stock-based compensation expense in the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Cost of revenue	$658	$475	$1,196	$819
Sales and marketing	999	819	1,883	1,332
Research and development	512	409	976	673
General and administrative	1,501	1,130	2,792	2,278

Total	$3,670	$2,833	$6,847	$5,102

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

Common Equity Plans

At June 30, 2010, 3,749,220 shares were available for future grants under the Company’s 2009 Equity Incentive Plan.

The following table presents a summary of the stock option activity under all stock plans for the three and six months ended June 30, 2010 and related information:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weigthed Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,735,597	$15.22
Options granted	319,608	$21.13
Options exercised	(173,530)	$13.29
Options forfeited /expired	(43,057)	$15.95

Outstanding at March 31, 2010	2,838,618	$15.99

Options granted	58,000	$25.95
Options exercised	(135,168)	$14.73
Options forfeited /expired	(42,483)	$18.76

Outstanding at June 30, 2010	2,718,967	$16.22	6.26	$22,384,813

Vested and expected to vest at June 30, 2010	2,635,816	$16.11	6.22	$21,982,819

Exercisable at June 30, 2010	1,787,794	$14.79	5.70	$17,234,981

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2010 was $14.23 per option and $11.97 per option, respectively.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $1.5 million and $3.6 million, respectively.

The Company recorded share-based compensation expense associated with Class A common stock options of $1.2 million and $2.5 million for the three and six months ended June 30, 2010, respectively, and $1.5 million and $2.8 million for the three and six months ended June 30, 2009, respectively. As of June 30, 2010, unamortized share-based compensation expense associated with Class A common stock options was $8.3 million, net of assumed forfeitures. This cost is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock and Performance Shares

The fair value of restricted stock and performance shares is measured based upon the closing NASDAQ Global Market price of the underlying Company stock as of the date of grant. The Company uses historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. Restricted stock and performance share awards are amortized over the vesting period using the straight-line method. The only performance condition for unvested performance shares outstanding as of June 30, 2010 is continued service to the Company. Upon vesting, performance share awards convert into an equivalent number of shares of common stock.

The following table presents a summary of the restricted stock awards and performance share awards for the three and six months ended June 30, 2010 and related information:

	Performance Share Awards	Restricted Stock Awards	Weighted—Average Grant- Date Fair Value
Repurchasable/nonvested balance at January 1, 2010	467,455	466,812	$17.01
Awarded	241,577	2,503	$24.10
Released/vested	(4,999)	(46,299)	$15.73
Forfeited/cancelled	(8,550)	(11,376)	$15.79

Repurchasable/nonvested balance at March 31, 2010	695,483	411,640	$17.08

Awarded	503,035	38,522	$24.92
Released/vested	(5,001)	(117,509)	$15.60
Forfeited/cancelled	(18,732)	(22,260)	$18.81

Repurchasable/nonvested balance at June 30, 2010	1,174,785	310,393	$18.49

The Company recorded share-based compensation expense for restricted stock and performance shares of $1.9 million and $3.5 million for the three and six months ended June 30, 2010, respectively and $1.2 million and $2.0 million for the three and six months ended June 30, 2009, respectively.

As of June 30, 2010, unamortized compensation cost associated with restricted stock and performance shares was $22.0 million, net of assumed forfeitures. This cost is expected to be recognized over a weighted-average period between 1.9 years and 3.5 years.

Employee Stock Purchase Plan (“ESPP”)

The Company recorded share-based compensation expense in connection with the ESPP of $0.6 million and $0.9 million for the three and six months ended June 30, 2010, respectively and $0.2 million and $0.3 million for the three and six months ended June 30, 2009, respectively. Unamortized compensation cost was $0.6 million as of June 30 2010. This cost is expected to be recognized over the next four months ending October 31, 2010. At June 30, 2010, there were 1,247,759 shares reserved for future issuance under the Company’s ESPP.

Reserved Shares of Common Stock

The Company has reserved the following number of shares of Class A common stock as of June 30, 2010 for the awarding of future stock options and restricted stock awards, release of outstanding performance share awards, exercise of outstanding stock options and purchases under the ESPP:

Stock Plans	8,005,230
Employee Stock Purchase Plan	1,247,759

Total	9,252,989

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Property and Equipment

Property and equipment consist of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(In thousands)
Computer hardware and software	$66,661	$59,699
Furniture and equipment	3,584	3,550
Leasehold improvements	4,058	4,036

	74,303	67,285
Less accumulated depreciation and amortization	(48,394)	(43,775)

Total	$25,909	$23,510

During the six months ended June 30, 2010, acquisitions of computer hardware and software increased significantly compared to the same period in the prior year primarily as a result of $8.6 million in equipment purchases for our new data center in the Chicago, Illinois area. The Company began depreciating these asset additions in the second quarter of 2010.

7. Intangible Assets and Goodwill

The Company acquired various identifiable intangible assets as a result of taking control of WWC on January 1, 2010. The fair value of these intangible assets was determined based on the present value of the expected future cash flows from the WWC compensation products acquired. The Company also capitalized goodwill, which represents the excess purchase price over the net identifiable assets acquired, in connection with the purchase of WWC. The Company acquired WWC primarily for the compensation product technology which is expected to complement its performance management product. The Company also expects long-term synergies and other benefits from integrating the acquired compensation products on to its unified platform. As of June 30, 2010, the Company had not completed its purchase price allocation related to the WWC acquisition as the Company is waiting for additional information to conclude on the fair values of the net assets acquired. All goodwill is reported in the application services operating segment. None of the goodwill recognized upon acquisition is deductible for tax purposes.

In the second quarter of 2010, the Company also recorded an impairment charge of $0.1 million related to certain identifiable intangible assets acquired in connection with the WWC acquisition.

The following schedule presents the gross carrying amount of intangible assets as of June 30, 2010:

	Beginning Balance January 1, 2010	Acquisition of WWC, net of impairment charges	Balance as of June 30, 2010
	(in thousands)
Existing technology	$11,811	$3,770	$15,581
Customer relationships	41,297	867	42,164
Trade name and other	308	10	318
Non-compete agreements	410	20	430

Total intangible assets	53,826	4,667	58,493
Goodwill	91,027	11,623	102,650

	$144,853	$16,290	$161,143

		June 30, 2010			December 31, 2009
(Dollars in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	4	$15,581	$(9,036)	$6,545	$11,811	$(7,088)	$4,723
Customer relationships	6	42,164	(19,653)	22,511	41,297	(15,668)	25,629
Trade name and other	2	318	(291)	27	308	(218)	90
Non-compete agreements	2	430	(420)	10	410	(308)	102

		$58,493	$(29,400)	$29,093	$53,826	$(23,282)	$30,544

Amortization expense associated with intangible assets was $3.2 million and $6.3 million for the three and six months ended June 30, 2010, respectively, and $3.6 million and $7.1 million for the three and six months ended June 30, 2009, respectively.

The estimated amortization expense for intangible assets for the next five years and thereafter is as follows:

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Estimated Amortization Expense	(In thousands)
Remainder of 2010	$5,912
2011	7,286
2012	4,783
2013	4,519
2014	4,516
Thereafter	2,077

Total	$29,093

8. Income Taxes

For the three and six months ended June 30, 2010, the Company recorded an income tax benefit of $110,000 and $114,000, respectively which is based on the Company’s projected annual effective tax rate for fiscal year 2010, adjusted for discrete tax items recorded in the period.

The effective tax rate for the three months ended June 30, 2010 was a benefit of 7.2% including minimal discrete tax benefits primarily related to the expiration of a foreign statue of limitation. Excluding discrete benefits, the Company’s effective tax rate for the quarter was a benefit of approximately 4.1%. The provision consists of foreign and U.S. state income tax expense offset by discrete tax benefits noted above. The difference between the statutory rate of 34% and the Company’s quarterly effective tax rate of 4.1%, excluding discrete adjustments, was due primarily to permanent differences related to non-deductible stock compensation expenses, state taxes, adjustments related to the Canadian research and development tax credits and the utilization of acquired and operating net operating losses not previously benefited.

The effective tax rate for the six months ended June 30, 2010 was 16.2% including minimal discrete tax benefits primarily related to the expiration of foreign statues of limitations. Excluding discrete benefits, the Company’s effective tax rate for the six month period was approximately 6.1%. The provision consists of foreign and U.S. state income tax expense offset by discrete tax benefits noted above. The difference between the statutory rate of 34% and the Company’s six month effective tax rate of 6.1%, excluding discrete adjustments, was due primarily to permanent differences related to non-deductible stock compensation expenses, state taxes, adjustments related to the WWC acquisition, Canadian research and development tax credits and the utilization of acquired and operating net operating losses not previously benefited.

Effective January 1, 2007, the Company adopted the provisions of an accounting standard relating to the timing for recognition of an uncertain tax benefit in the financial statements. As of June 30, 2010, the Company had uncertain tax benefits of approximately $5.0 million which represents a decrease of $0.2 million from the balance at March 31, 2010. The change in balance relates to the expiration of statues of limitations in the United Kingdom and changes in foreign balances due to exchange rate fluctuations.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At June 30, 2010, accrued interest related to uncertain tax positions was less than $0.1 million. As the Company has net operating loss carryforwards for federal and state purposes, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years. With few exceptions, the Company is no longer subject to foreign income tax examinations by tax authorities for years before 2002.

The Company will seek U.S. tax treaty relief through the appropriate Competent Authority tribunals for all settlements entered into with the CRA. Although the Company believes it has reasonable basis for its tax positions, it is possible an adverse outcome could have a material effect upon its financial condition, operating results or cash flows in a particular quarter or annual period.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Commitments and Contingencies

The Company leases certain equipment, internet access services and office facilities under non-cancelable operating leases or long-term agreements. Commitments to settle contractual obligations in cash under operating leases and other purchase obligations have not changed significantly from the “Commitments and Contingencies” table included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except for the following agreement entered into during the current fiscal year 2010:

On March 31, 2010, the Company entered into a manual replacement statement of work (the “Agreement”) with Equinix Operating Co., Inc. (“Equinix”) according to which Equinix will provide co-location services to the Company. According to the terms of the Agreement, Equinix will provide space, electrical power and other colocation services at its web hosting facilities in Chicago, Illinois area for the Company’s hosting infrastructure. Under the terms of the Agreement, the Company will pay Equinix aggregate fees of approximately $9 million through December, 2014.

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

        On July 17, 2009, Kenexa and Kenexa Recruiter (together, the “Kenexa Plaintiffs”) filed suit against the Company, a current employee of the Company and a former employee of the Company in Massachusetts Superior Court (Middlesex County). The Kenexa Plaintiffs amended the complaint on August 27, 2009 and added Vurv Technology LLC, two former employees of the Company and two current employees of the Company. The Kenexa Plaintiffs assert claims for breach of contract and the implied covenant of good faith and fair dealing, unfair trade practices, computer theft, misappropriation of trade secrets, tortious interference, unfair competition, unjust enrichment, computer fraud and abuse. Vurv removed the complaint to the United States District Court for the District of Massachusetts and the Company and Vurv, along with two other defendants, answered the complaint on October 5, 2009. Additionally, four other defendants (current and former employees of the Company) moved to dismiss for lack of jurisdiction on October 5 and October 26, 2009. The Court dismissed the case for lack of personal jurisdiction as to two individual defendants. It denied the motion with respect to the two other individual defendants. The matter is ongoing.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Matters — In addition to the matters described above, the Company is subject to various claims and legal proceedings that arise in the ordinary course of its business from time to time, including claims and legal proceedings that have been asserted against the Company by customers, former employees and advisors and competitors. The Company is also subject to legal proceedings or discussions that may result in litigation in the future. For instance, the Company is currently responding to subpoenas from the Department of Homeland Security’s inspector general’s office relating to the Company’s commercial pricing for the Transportation Safety Administration contract, a government entity that accessed the Company’s services through a third party private contractor, and the Company was recently notified that an intellectual property licensing firm has inquired as to whether a usability feature of the Taleo software was subject to patents held by the intellectual property licensing firm.

The Company accrues for estimated losses in the accompanying consolidated financial statements for matters with respect to which it believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Based on currently available information, the Company does not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, is likely to have a material adverse effect on its financial position, results of operations or cash flows. However litigation is subject to inherent uncertainties and its view on these matters may change in the future. Were an unfavorable outcome to occur in any one or more of those matters or the matters described above, over and above the amount, if any, that has been estimated and accrued in the Company’s condensed consolidated financial statements, it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

10. Other Income

On January 1, 2010, the Company completed its acquisition of WWC. In accordance with the acquisition method of accounting for a business combination, the Company’s previously owned 16% equity investment was remeasured to its $2.3 million fair value on the acquisition date and the $0.9 million difference between the fair value of equity investment and the $1.4 million carrying value was recorded as a gain in the first quarter of 2010. See Note 2 “Business Combinations and Dispositions for additional information about the acquisition.”

11. Net Income (Loss) Per Share

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

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Numerator:
Net loss	$(1,410)	$(113)	$(592)	$(2,198)
Denominator:
Weighted-average shares outstanding (1)	39,444	30,417	39,301	30,341
Effect of dilutive options, restricted shares and performance shares	—	—	—	—

Denominator for dilutive net loss per share	39,444	30,417	39,301	30,341
Net loss per share — basic	$(0.04)	$(0.00)	$(0.02)	$(0.07)

Net loss per share — diluted	$(0.04)	$(0.00)	$(0.02)	$(0.07)

Potentially dilutive securities (2)	874	2,194	690	974

(1)	Outstanding shares do not include unvested restricted stock or unvested performance shares
(2)	The potentially dilutive securities are excluded from the computation of diluted net loss per share for the above periods because their effect would have been anti-dilutive.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table presents a summary of operating segments:

	Application	Consulting	Total
	(In thousands)
Three Months Ended June 30, 2010:
Revenue	$47,928	$8,348	$56,276
Contribution margin(1)	$24,842	$1,468	$26,310

Three Months Ended June 30, 2009:
Revenue	$42,914	$6,179	$49,093
Contribution margin(1)	$23,361	$(102)	$23,259

	Application	Consulting	Total
	(In thousands)
Six Months Ended June 30, 2010:
Revenue	$95,492	$15,830	$111,322
Contribution margin(1)	$51,039	$2,465	$53,504

Six Months Ended June 30, 2009:
Revenue	$84,118	$13,058	$97,176
Contribution margin(1)	$46,344	$503	$46,847

(1)	The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Profit Reconciliation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Contribution margin for operating segments	$26,310	$23,259	$53,504	$46,847
Sales and marketing	(18,133)	(17,147)	(35,193)	(33,055)
General and administrative	(9,791)	(7,628)	(20,089)	(17,256)
Interest and other income, net	94	7	1,072	106

Loss before benefit from income taxes	$(1,520)	$(1,509)	$(706)	$(3,358)

During the three and six months ended June 30, 2010 and 2009, there were no customers that individually represented greater than 10% of the Company’s total revenue. There were no customers that individually represented greater than 10% of the Company’s total accounts receivable at June 30, 2010 or December 31, 2009.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Comprehensive Income (Loss)

Comprehensive income (loss), net of income taxes, comprises of foreign currency translation gains/losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net loss	$(1,410)	$(113)	$(592)	$(2,198)
Net foreign currency translation adjustments	(669)	1,016	(345)	691

Comprehensive income (loss)	$(2,079)	$903	$(937)	$(1,507)

14. Subsequent Events – Departure of Executive Officer

On July 12, 2010, Katy Murray, the Company’s Executive Vice President and Chief Financial Officer, announced her intention to resign from the Company effective on approximately October 1, 2010. Ms. Murray will remain the Company’s Chief Financial Officer through the earlier of October 1, 2010 or until a successor is appointed.

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

Overview

We are a leading global provider of on-demand talent management software solutions. Our goal is to help our customers improve business results through better talent intelligence. We offer recruiting, performance management, compensation, succession planning, leadership development and analytics software solutions that help our customers attract and retain high quality talent, more effectively match workers’ skills to business needs, reduce the time and costs associated with manual and inconsistent processes, ease the burden of regulatory compliance, and increase workforce productivity through better alignment of workers’ goals, career plans and compensation with corporate objectives. In addition, our solutions are highly configurable which allows our customers to implement talent intelligence processes that are tailored to accommodate different employee types (including professional and hourly), in different locations, business units and regulatory environments.

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

We focus our evaluation of our operating results and financial condition on certain key metrics, as well as certain non-financial aspects of our business. Included in our evaluation of our financial condition are our revenue composition and growth, net income, and our overall liquidity that is primarily comprised of our cash and accounts receivable balances. Non-financial data is also evaluated, including purchasing trends for software applications across industries and geographies, input from current and prospective customers relating to product functionality and general economic data. We use the financial and non-financial data described above to assess our historic performance, and also to plan our future strategy. We continue to believe that our strategy and our ability to execute that strategy may enable us to improve our relative competitive position in a difficult economic environment and may provide long-term growth opportunities given the cost saving benefits of our solutions and the business requirements our solutions address. However, if general economic conditions do not continue to improve, we may experience increased delays in our sales cycles, increased pressure from prospective customers to offer discounts higher than our historical practices, and increased pressure from existing customers to renew expiring software subscriptions agreements at lower rates.

On January 1, 2010, we took control of Worldwide Compensation, Inc. (“WWC”), a private company with headquarters in California that provides compensation management solutions, when we purchased the remaining 84% equity interest from the former shareholders of WWC. Accordingly, the assets, liabilities and operating results of WWC have been reflected in our consolidated financial statements from the date of acquisition. The total consideration paid by us for the portion of WWC that we did not already own was approximately $14.1 million in cash, including approximately $0.3 million in transaction costs and $0.4 million in incentive compensation. No contingent cash payments remain for this transaction. Additionally, we re-measured the previously held 16% equity interest to its fair value resulting in a $0.9 million gain being recorded in the statement of operations for the three months ending March 31, 2010. We expect the WWC compensation management solutions to complement our existing performance management products.

Sources of Revenue

We derive our revenue from two sources: application revenue and consulting revenue.

Application Revenue

Application revenue generally consists of subscription fees from customers for the right to access and use our applications, which includes the data hosting and maintenance of the application. The majority of our application subscription revenue is recognized ratably on a monthly basis over the life of the application agreement, based on a stated, fixed-dollar amount. The majority of our application revenue in any quarter comes from transactions entered into in previous quarters.

The term of our application agreements signed with new customers purchasing Taleo Enterprise in the first half of 2010 and 2009 was typically three or more years. The term of application agreements for new customers purchasing Taleo Business Edition in the first half of 2010 and 2009 was typically one year.

Application agreements entered into during the three months and six months ended June 30, 2010 and 2009 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations.

Consulting Revenue

Consulting revenue consists primarily of fees associated with application process definition, configuration, integration, change management, optimization, expansion and education and training services. From time to time, certain of our consulting projects are subcontracted to third parties. Our customers may also elect to use unrelated third parties for the types of consulting services that we offer. Our typical consulting contract provides for payment within 30 to 60 days of receipt of the invoice.

For transactions entered into prior to 2010 that include both application and consulting services, the related consulting revenues are recognized ratably over the remaining subscription term. For engagements sold separately from application services, we recognize consulting revenues as delivered. In some instances, we sell consulting services on a fixed-fee basis and, in those cases, for engagements sold separately from application services, the Company recognizes consulting revenues using a proportional performance model based on services performed. Expenses associated with delivering all consulting services are recognized as incurred when the services are performed. Associated out-of-pocket travel and expenses related to the delivery of consulting services is typically reimbursed by the customer. This is accounted for as both revenue and expense in the period the cost is incurred.

For transactions entered into or materially modified in 2010, we allocate consideration in multi-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. As 2010 progresses, this change will significantly increase services revenue and services gross margins as we will continue to recognize previously deferred services revenue ratably for multi-element arrangements entered into prior to 2010, while consulting services revenue from new arrangements entered into in 2010 will generally be recognized as performed.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of application revenue primarily consists of expenses related to hosting our application and providing support, including employee-related costs, depreciation expense associated with computer equipment and amortization of intangibles from acquisitions. We allocate overhead such as rent and occupancy charges, information system cost, employee benefit costs and depreciation expense to all departments based on employee count. As such, overhead expenses are reflected in each cost of revenue and operating expense category. We currently deliver our solutions from eight data centers that host the applications for all of our customers and two data centers that host Talent Exchange, our online community for candidates. In the first quarter of 2010, we added two data center facilities in San Jose and Los Angeles, California in connection with our acquisition of WWC and opened our new facility in the Chicago, Illinois area. In the second quarter of 2010, we closed data center facilities in New York City, New York and Atlanta, Georgia, as part of our plan to consolidate our U.S. production data center operations for our Taleo Enterprise Solution into our new single facility in Chicago, Illinois.

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

We derive revenue from fixed subscription fees for access to and use of its on-demand application services and from consulting fees from services to support the implementation, configuration, education, and optimization of the applications. We present revenue and deferred revenue from each of these sources separately in its consolidated financial statements.

In addition to fixed subscription fees arrangements, we have on limited occasions, entered into arrangements including perpetual licenses with hosting services to be provided over a fixed term. For hosted arrangements, revenues are recognized in accordance with the standards established by the FASB for hosting arrangements that includes a right of the customer to use the software on another entity’s hardware.

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

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. Our consulting services have standalone value because those services are sold separately by other vendors, and we have VSOE for determining fair value for consulting services based on the consistency in pricing when sold separately. Our application services have standalone value as such services are often sold separately. However, we use ESP to determine fair value for application services when sold in a multi-element arrangement as we do not have VSOE for these application services and TPE is not a practical alternative due to differences in features and functionality of other companies offerings. If new application services products are acquired or developed that require significant consulting services in order to deliver the application service, and the application and consulting services cannot support standalone value, then such application and consulting services will be evaluated as one unit of accounting. We determined our ESP of fair value for our application services based on the following:

•

We have defined processes and controls to ensure its pricing integrity. Such controls include oversight by a pricing committee which includes a cross functional team and members of executive management. Significant factors considered when establishing pricing include market conditions, underlying costs, promotions, and pricing history of similar services. Based on this information, management establishes or modifies pricing that is approved by the pricing committee.

•	We analyzed application services pricing history and stratified the population based on actual pricing trends within certain markets and established ESP for each market.

For transactions entered into prior to 2010 that include both application and consulting services, the related consulting revenues are recognized ratably over the remaining subscription term. For engagements sold separately from application services, we recognize consulting revenues as delivered. In some instances, we sell consulting services on a fixed-fee basis and, in those cases, for engagements sold separately from application services, we recognize consulting revenues using a proportional performance model based on services performed. Expenses associated with delivering all consulting services are recognized as incurred when the services are performed. Associated out-of-pocket travel costs and expenses related to the delivery of consulting services are typically reimbursed by the customer. This is accounted for as both revenue and expense in the period the cost is incurred.

For transactions entered into or materially modified in 2010, we allocate consideration in multi-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. As 2010 progresses, this change will significantly increase services revenue and services gross margins as we will continue to recognize previously deferred services revenue ratably for multi-element arrangements that occurred prior to fiscal year 2010, while consulting services revenue from new transactions in 2010 will generally be recognized as performed. Consulting services revenue recognized in the three months and six months ended June 30, 2010 related to multi-element arrangements entered into prior to 2010 was approximately $3.3 million and $6.9 million, respectively. For the three months and six months ended June 30, 2010, the impact on our revenue under the new accounting guidance as compared to our previous methodology resulted in approximately $1.6 million and $2.0 million, respectively of revenue recognized as performed that would have previously been deferred and recognized ratably.

Results of Operations

The following tables set forth certain unaudited condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Condensed Consolidated Statement of Operations Data:
Revenue:
Application	85%	87%	86%	87%
Consulting	15%	13%	14%	13%

Total revenue	100%	100%	100%	100%

Cost of revenue (as a percent of related revenue):
Application	25%	25%	25%	24%
Consulting	82%	102%	84%	96%

Total cost of revenue	34%	34%	33%	34%

Gross profit	66%	66%	67%	66%

Operating expenses:
Sales and marketing	32%	35%	32%	34%
Research and development	19%	18%	19%	18%
General and administrative	17%	16%	18%	18%

Total operating expenses	69%	69%	69%	70%

Operating loss	(3%)	(3%)	(2%)	(4%)

Other income (expense):
Interest income	0%	0%	0%	0%
Interest expense	0%	0%	0%	0%
Other income	0%	0%	1%	0%

Total other income, net	0%	0%	1%	0%

Loss before benefit from income taxes	(3%)	(3%)	(1%)	(3%)
Benefit from income taxes	(0%)	(3%)	(0%)	(1%)

Net loss	(3%)	(0%)	(1%)	(2%)

Comparison of the Three and Six Months Ended June 30, 2010 and 2009

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	%	2010	2009	$ Change	%
	(In thousands)				(In thousands)
Application revenue	$47,928	$42,914	$5,014	12%	$95,492	$84,118	$11,374	14%
Consulting revenue	8,348	6,179	2,169	35%	15,830	13,058	2,772	21%

Total revenue	$56,276	$49,093	$7,183	15%	$111,322	$97,176	$14,146	15%

Application revenue increased due to successful renewals of existing customers, sales to new customers, sales of additional applications and broader roll out of our applications by existing customers. Application revenue from our products for medium and larger, more complex organizations increased by $4.7 million and $10.9 million for the three and six months ended June 30, 2010, respectively. Application revenue from our small business product lines increased by $0.3 million and $0.5 million for the three and six months ended June 30, 2010, respectively. Our list prices for application services have remained relatively consistent on a year-over-year basis, and renewals of application services for medium and larger more complex organization, on a dollar-for-dollar basis, remained strong at approximately 93%. For the remainder of 2010, we expect to see renewals in the same percentage range, but unexpected events, such as significant staff reductions within our customer base, may negatively impact our renewal trends. We expect total application revenue to increase over the remainder of the year as we continue to increase our sales of new and existing applications into our installed customer base as well as to new customers.

Our consulting revenue comes from two kinds of engagements: standalone consulting engagements which are not associated with new product implementations and consulting engagements which are associated with new product implementations. Standalone consulting engagement revenue is generally recognized when the services are performed. Consulting revenue for engagements which are associated with new product implementation entered into prior to 2010 is generally recognized ratably over the term of the associated application services term with a significant portion of revenue deferred to periods beyond the period in which services were performed. Consulting revenue for engagements which are associated with new product implementation entered into during 2010 is generally recognized when the services are performed.

For the three and six months ended June 30, 2010, consulting revenue increased as a result of an increase in revenue recognized from consulting services associated with new product implementations that were delivered in past periods and are recognized ratably. Also, consulting revenue recognized as services are performed increased when compared to the same period in 2009 as a result of transactions entered into during 2010. We expect total consulting revenue to increase over the remainder of the year as we continue to recognize previously deferred revenue from prior year multi-element arrangements and recognize revenue as consulting services are performed for transactions entered into during 2010.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	%	2010	2009	$ Change	%
	(In thousands)				(In thousands)
Cost of revenue - application	$12,213	$10,617	$1,596	15%	$23,526	$20,302	$3,224	16%
Cost of revenue - consulting	6,880	6,281	599	10%	13,365	12,555	810	6%

Cost of revenue - total	$19,093	$16,898	$2,195	13%	$36,891	$32,857	$4,034	12%

Cost of revenue – application - summary of changes

	Change from 2009 to 2010
	Three Months Ended June 30,	Six Months Ended June 30,
Employee-related costs	$288	$638
Hosting facility costs	1,071	1,814
Software support	373	810
Amortization	130	316
Other professional services	(186)	(180)
Various other expense	(80)	(174)

	$1,596	$3,224

During the three and six months ended June 30, 2010, the increase in cost of application revenue was primarily driven by an increase in hosting facility expenses. Hosting facility expenses increased primarily due to additional third-party software costs, internet bandwidth costs, depreciation and other costs resulting from hosting infrastructure investments made in 2009 and infrastructure investments and support cost associated with our new U.S. production data center operations which went into service during the three months ended June 30, 2010 in the Chicago, Illinois area. Employee-related cost increased due to an increase in compensation costs for international employees due to unfavorable foreign exchange rates, merit pay raises, and an increase in incentive compensation as compared to the prior year. Our amortization expense increased due to the amortization of intangible assets obtained in connection with the January 1, 2010 acquisition of WWC. Other professional services decreased due to a reduction in outsourced support. We expect cost of application revenue to decrease in terms of absolute dollars for the remainder of the year as a result of completion of implementation of our data center consolidation efforts.

Cost of revenue – consulting - summary of changes

	Change from 2009 to 2010
	Three Months Ended June 30,	Six Months Ended June 30,
Employee-related costs	$621	$978
Professional services	(224)	(492)
Stock-based compensation	109	249
Various other expense	93	75

	$599	$810

Expenses associated with delivering consulting services are generally recognized as incurred when the services are performed. For the three and six months ended June 30, 2010, cost of consulting revenue increased as a result of an increase in employee-related costs as compared to the same period in 2009. Employee-related cost increased as a result of the hiring of additional employees in connection with the acquisition of WWC on January 1, 2010, an increase in compensation cost for international employees due to unfavorable foreign exchange rates, merit pay raises and an increase in incentive compensation as compared to the same prior in the year. Additionally stock-based compensation costs increased as a result of incremental grants in 2010 combined with an overall higher stock price per share in 2010 compared to 2009. These increases were partially offset by a reduction in outsourced consulting services cost as we have converted a substantial portion of legacy Vurv customers to Taleo products in 2009 and therefore reduced the demand for outsourced consulting services for the three and six months ended June 30, 2010. We expect cost of consulting revenue to remain relatively flat in terms of absolute dollars for the remainder of the year.

Gross Profit and Gross Profit Percentage

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	%	2010	2009	$ Change	%
	(In thousands)				(In thousands)
Gross profit - application	$35,715	$32,297	$3,418	11%	$71,966	$63,816	$8,150	13%
Gross profit - consulting	$1,468	$(102)	1,570	*	$2,465	$503	1,962	390%

Gross profit - total	$37,183	$32,195	$4,988	15%	$74,431	$64,319	$10,112	16%

*	not meaningful

Gross Profit percentage

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	$ Change
Gross profit - application	75%	75%	0%	75%	76%	(1%)
Gross profit - consulting	18%	(2%)	20%	16%	4%	12%
Gross profit - total	66%	66%	0%	67%	66%	1%

Gross profit – application

The gross profit percentage on application revenue during the three months ended June 30, 2010 remained unchanged from the same period in 2009 due to an overall increase in application revenue being offset by an increase in hosting costs which escalated during the second quarter of 2010 when the new data center in Chicago, Illinois went live. Gross profit percentage on application revenue during the six months ended June 30, 2010 decreased one percentage point from the same period in 2009 primarily as a result of increased hosting costs associated with the new data center. We expect gross profit on application revenue to return to its historical range as a percentage of application revenue for the remainder of the year.

Gross profit – consulting

Historically, a significant percentage of consulting revenue is recognized ratably over the term of the subscription agreement while expenses associated with delivering these services are recognized as incurred when the services are performed. The difference of the timing of revenue recognition compared to the timing of recognizing expenses as performed can cause fluctuations in gross profit for consulting services.

        The higher gross profit percentage on consulting revenue in the three and six months ended June 30, 2010 compared to the same period in 2009 resulted from the combined impact of the increase in revenue from consulting services associated with new product implementations delivered in prior periods that are being recognized ratably and an increase in standalone consulting revenue recognized related to services performed during these periods. During the three and six months ended June 30, 2010, we benefited from recognizing revenue for which the related expense was recorded in the prior period. In 2010, gross margins on consulting will be positively affected by the recognition of previously deferred revenue with no related expense for engagements entered into prior to 2010, and the change in accounting guidance in 2010 whereby consulting revenue for new engagements will be generally recognized when the services are performed.

Operating expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	%	2010	2009	$ Change	%
	(In thousands)				(In thousands)
Sales and marketing	$18,133	$17,147	$986	6%	$35,193	$33,055	$2,138	6%
Research and development	10,873	8,936	1,937	22%	20,927	17,472	3,455	20%
General and administrative	9,791	7,628	2,163	28%	20,089	17,256	2,833	16%

Total operating expenses	$38,797	$33,711	$5,086	15%	$76,209	$67,783	$8,426	12%

Sales and marketing – summary of changes

	Change from 2009 to 2010
	Three Months Ended June 30,	Six Months Ended June 30,
Employee-related costs	$947	$2,103
Professional services	214	606
Stock-based compensation	181	551
Amortization	(559)	(1,259)
Various other expenses	203	137

	$986	$2,138

The increase in sales and marketing expense during the three and six months ended June 30, 2010 was primarily driven by an increase in employee-related expenses. Employee-related costs increased due to merit pay raises, an increase in compensation cost for international employees due to unfavorable foreign exchange rates, an increase in incentive compensation due an increase in sales, and severance and relocation costs. These increases were partially offset by a decrease in amortization expense related to intangible asset acquired in connection with the Vurv acquisition. We amortize the Vurv intangible assets in proportion to our conversion of Vurv customers to Taleo products. There are fewer customers to convert in 2010 than 2009 resulting in a reduction in amortization expense for three and six months ended June 30, 2010 compared to the same periods in the prior year. Professional services increased due to additional marketing programs. Stock-based compensation costs increased as a result of incremental grants in 2010 combined with an overall higher stock price per share in 2010 compared to 2009. We expect sales and marketing costs to increase in terms of dollars for the remainder of the year.

Research and development – summary of changes

	Change from 2009 to 2010
	Three Months Ended June 30,	Six Months Ended June 30,
Employee-related costs	$1,369	$2,459
Professional services	539	689
Stock-based compensation	104	304
Various other expenses	(75)	3

	$1,937	$3,455

The increase in research and development expense during the three and six months ended June 30, 2010 was primarily driven by an increase in employee-related costs. Employee-related costs increased primarily due to an increase in headcount by 13 persons, merit pay raises, an increase in compensation cost for international employees due to unfavorable foreign exchange rates and an increase in incentive compensation costs when compared to same period in the prior year. Also, during the three and six months ended June 30, 2010, other research and development operating expenses were adversely affected by the negative impact of foreign currency movements against the U.S. dollar. We expect research and development costs to remain relatively flat in absolute dollars for the remainder of the year.

General and administrative – summary of changes

	Change from 2009 to 2010
	Three Months Ended June 30,	Six Months Ended June 30,
Employee-related costs	$627	$1,239
Legal	558	1,287
Audit and tax related	247	34
Professional services, other	191	(400)
Bad debt reserve	(28)	(521)
Stock-based compensation	371	515
Various other expenses	197	679

	$2,163	$2,833

General and administrative expenses for the three and six months ended June 30, 2010 increased as compared to the same periods in 2009 primarily due to increased employee-related costs associated with increase in incentive compensation costs in 2010 as compared to 2009, increased legal cost associated with on-going litigation, and transaction costs associated with acquisition of WWC on January 1, 2010 and other corporate development activities, offset by a decrease in non-recurring 2009 consulting and audit fees associated with an evaluation of our historical revenue practices during the first quarter of 2009, and lower bad debt expense in 2010. We expect general and administrative costs to remain relatively flat in absolute dollars for the remainder of the year.

Contribution Margin – Operating Segments

	Three Months Ended June 30,				Six Months Ended June 30,
Contribution Margin (1)	2010	2009	$ Change	%	2010	2009	$ Change	%
	(In thousands)				(In thousands)
Contribution margin - application	$24,842	$23,361	$1,481	6%	$51,039	$46,344	$4,695	10%
Contribution margin - consulting	1,468	(102)	1,570	*	2,465	$503	1,962	390%

Contribution margin - total	$26,310	$23,259	$3,051	13%	$53,504	$46,847	$6,657	14%

*	not meaningful
(1)	The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Application contribution margin increased primarily due to an increase in revenue. This increase was offset by an increased hosting cost and an increase in product development expenses. The explanation for the change in consulting contribution margin is consistent with the explanation for the change in consulting gross profit.

Other income (expense)

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	%	2010	2009	$ Change	%
	(In thousands)				(In thousands)
Interest income	$124	$54	$70	130%	$251	$194	$57	29%
Interest expense	(30)	(47)	17	(36%)	(64)	(88)	24	(27%)
Other income	—	—	—	*	885	—	885	*

Total other income, net	$94	$7	$87	*	$1,072	$106	$966	*

*	not meaningful

Interest income — The increase in interest income during the three and six months ended June 30, 2010 is attributable to a higher cash balance during 2010 compared to the same period in the prior year. Our stock offering in November 2009 resulted in our cash balance during 2010 to be significantly higher than the prior year balance. Interest rates remained unchanged between the two periods.

Interest expense — There was no significant change in interest expense during the three and six months ended June 30, 2010 compared to the same period in the prior year.

Other income — On January 1, 2010, we completed our acquisition of WWC. In accordance with the acquisition method of accounting for a business combination, our 16% previously owned equity investment was re-measured to its $2.3 million fair value on the acquisition date and the $0.9 million difference between the fair value of equity investment and the $1.4 million carrying value was recorded as gain in the first quarter of 2010.

Benefit from income taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	%	2010	2009	$ Change	%
	(In thousands)				(In thousands)
Benefit from income taxes	$(110)	$(1,396)	$1,286	(92%)	$(114)	$(1,160)	$1,046	(90%)

The tax benefit reported for the three and six months ended June 30, 2010 is $110,000 and $114,000, respectively. The decrease in income tax benefit for the three month ending June 30, 2010 as compared to June 30, 2009 is due principally to the 2000 and 2001 Canadian income tax audit settlement which resulted in a tax benefit of approximately $1.3 million recorded in the quarter ended June 30, 2009

We provide for income taxes on interim periods based on the estimated annual effective tax rate for the full year and we record cumulative adjustments in the period a change in the estimated annual effective rate is determined. The effective tax rate calculation does not include the effects of discrete events that may occur during the year. If such events occur, they are recorded in the provision in the period recognized.

The effective tax rate for the three months ended June 30, 2010 was a benefit of 7.2% including minimal discrete tax benefits primarily related to the expiration of a foreign statue of limitation. Excluding discrete benefits, our effective tax rate for the quarter was a benefit of approximately 4.1%. The provision consists of foreign and U.S. state income tax expense offset by discrete tax benefits noted above. The difference between the statutory rate of 34% and our quarterly effective tax rate of 4.1%, excluding discrete adjustments, was due primarily to permanent differences related to non-deductible stock compensation expenses, state taxes, adjustments related to the Canadian research and development tax credits and the utilization of acquired and operating net operating losses not previously benefited

The effective tax rate for the six months ended June 30, 2010 was 16.2% includes minimal discrete tax benefits primarily related to the expiration of foreign statues of limitations. Excluding discrete benefits, our effective tax rate for the six month period was approximately 6.1%. The provision consists of foreign and U.S. state income tax expense offset by discrete tax benefits noted above. The difference between the statutory rate of 34% and our six month effective tax rate of 6.1%, excluding discrete adjustments, was due primarily to permanent differences related to non-deductible stock compensation expenses, state taxes, adjustments related to the WWC acquisition, Canadian research and development tax credits and the utilization of acquired and operating net operating losses not previously benefited.

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statement amount and the tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. We record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized.

At June 30, 2010, we maintained a valuation allowance against our U.S. deferred tax assets, excluding U.S. federal alternative minimum tax credits, as we determined it was more likely than not these assets would not be realized. If we are to conclude the U.S. deferred tax assets will more likely than not be realized in the future, we will reverse the valuation allowance, which would likely have a material impact on our financial results in the form of reduced tax expense or increased tax benefits in the period the reversal occurs. There can be no assurances we will reverse the valuation allowance in 2010.

Liquidity and Capital Resources

At June 30, 2010, our principal source of liquidity was a working capital balance of $201.4 million, including cash and cash equivalents totaling $244.9 million.

	Six Months Ended June 30,
	2010	2009	$ Change	%
	(In thousands)
Cash provided by operating activities	$21,296	$16,452	$4,844	29%
Cash used in investing activities	(23,976)	(5,130)	(18,846)	367%
Cash provided by financing activities	3,694	742	2,952	398%

Net cash provided by operating activities was $21.3 million for the six months ended June 30, 2010 compared to $16.4 million for the six months ended June 30, 2009. Consistent with prior periods, cash provided by operating activities has historically been affected by changes in working capital accounts, and net income (loss) adjusted for add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Specifically, stock-based compensation expense for the six months ended June 30, 2010 was $6.8 million versus $5.1 million during the six months ended June 30, 2009. This increase resulted new grants to employees partially offset by reductions from fully vested, fully amortized stock options, which no longer impact expenses in 2010. Additionally, depreciation and amortization expense decreased by $0.2 million in the first six months of 2010 compared to the same period in the previous year, primarily due to intangible assets associated with the acquisition of Vurv becoming fully amortized. The change in accounts receivable decreased due to the timing of billings and collections compared to the same period in 2009. The change in deferred revenue increased during the six month period due to fluctuations resulting from the mix of annual and quarterly application billings combined with the timing of billings and the timing of the application revenue recognized associated with those contracts. The change in accounts payable and accrued liabilities increased in the six month period due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities.

Net cash used in investing activities was $24.0 million for the six months ended June 30, 2010 compared to net cash used in investing activities of $5.1 million for the six months ended June 30, 2009. The increase resulted from a $13.4 million cash outlay to complete the acquisition of WWC on January 1, 2010. Additionally, we increased capital expenditures in connection with our new production data center in the Chicago, Illinois area resulting in an increase in payments for property and equipment.

Net cash provided by financing activities was $3.7 million for the six months ended June 30, 2010, compared to $0.7 million for the six months ended June 30, 2009. This increase was primarily due to a $6.1 million in proceeds from stock option exercises and proceeds from the employee stock purchase on May 31, 2010. This was partially offset by $0.7 million in payments for accrued costs associated with our November 2009 public offering and increases in treasury stock tax withholdings and capital lease payments.

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

Contractual Obligations

Our principal commitments consist of capital leases, obligations under leases for office space, operating leases for computer equipment and for third-party facilities that host our applications. Our commitments to settle contractual obligations in cash under operating leases and other purchase obligations has not changed significantly from the “Contractual Obligations” table included in our Annual Report on Form 10-K for fiscal year ended December 31, 2009 except for the following agreement entered into during the first six months of 2010:

On March 31, 2010, we entered into a manual replacement statement of work (the “Agreement”) with Equinix Operating Co., Inc. (“Equinix”) according to which Equinix will provide co-location services to us. According to the terms of the Agreement, Equinix will provide space, electrical power and other colocation services at its web hosting facilities in the Chicago, Illinois area for our hosting infrastructure. Under the terms of the Agreement, we will pay Equinix aggregate fees of approximately $9.0 million over the next five years.

Legal expenditures could also affect our liquidity. We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. See Note 9 of the Notes to Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results and/or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. In the six months ended June 30, 2010, 5%, 5% and 6% of our revenue was denominated in Canadian dollars, euros and other remaining currencies, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our largest research and development operations that are maintained in Canada. Additionally a portion of expenses are incurred outside of North America where our other international sales offices are located and third party development is performed. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, British pound sterling, Euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the six months ended June 30, 2010, the Canadian dollar strengthened by approximately 16% against the U.S. dollar on an average basis compared to the same period in the prior year. Assuming a constant currency rate as the same period last year, the negative impact on our operating results is $1.5 million. If the currencies noted above uniformly fluctuated by plus or minus 500 basis points from our estimated rates, we would expect our results to change by approximately minus or plus $0.2 million. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $244.9 million at June 30, 2010. This compares to $244.2 million at December 31, 2009. These amounts were held primarily in cash or money market funds. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 9 of the Notes to Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

With the exception of the years ended December 31, 2007 and 2009, we have incurred annual losses in every year since our inception. As of June 30, 2010, our accumulated deficit was $77.6 million, comprised of aggregate net losses of $63.8 million and $13.8 million of dividends and issuance costs for preferred stock. In the three and six months ended June 30, 2010, we reported net losses of $1.4 million and $0.6 million, respectively. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. As we continue to incur costs associated with initiatives to grow our business, which may include, among other things, acquisitions, international expansion, significant hiring, and new product development, any failure to increase revenue or manage our cost structure could prevent us from achieving or sustaining profitability. For instance, in the six months ended June 30, 2010, our profitability was negatively impacted by amortization expense associated with acquisitions. In the near term, we expect to continue to incur significant amortization expense associated with both the July 1, 2008 acquisition of Vurv Technology, Inc. (“Vurv”) and the January 1, 2010 acquisition of Worldwide Compensation, Inc. (“WWC”). In addition, we may incur losses as a result of revenue shortfalls or increased expenses associated with our business. As a result, our business could be harmed and our stock price could decline.

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

If general economic conditions do not continue to improve, we may experience increased delays in our sales cycles and increased pressure from prospective customers to offer discounts higher than our historical practices, and increased pressure from existing customers to renew expiring software subscriptions agreements at lower rates. In addition, certain of our customers may attempt to negotiate lower software subscription fees for existing arrangements because of downturns in their businesses. If we accept certain requests for higher discounts or lower fees, our business may be adversely affected and our revenues may decline. Also, in a difficult economic environment, our existing customers may elect not to purchase additional software solutions or education and consulting services from us. Additionally, certain of our customers have become or may become bankrupt or insolvent as a result of the recent economic downturn, and we may lose all future revenue from such customers and payment of receivables may be lower or delayed as a result of bankruptcy proceedings.

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

•	we may incur more expense than expected to maintain and support the legacy Vurv product lines while customers are migrated to the Taleo platform; and

•	we may find it difficult to integrate Vurv’s hosting infrastructure with our own hosting operations.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for revenue arrangements that contain multiple components to be delivered to a customer which we adopted on January 1, 2010. Under the new standard each revenue component is considered a separate deliverable and the standard provides guidance for establishing fair value for each deliverable. When vendor-specific objective evidence or third-party evidence of selling price for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price of each separate deliverable and allocate consideration for the arrangement using the relative selling price method.

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

We have experienced, and expect to continue to experience, intense competition from a number of companies. Our solutions compete with enterprise resource planning software from vendors such as Oracle Corporation and SAP AG, and also with products and services from vendors such as ADP, Bullhorn, Ceridian, Cezanne, Cornerstone OnDemand, Halogen Software, HRSmart, iCIMS, Jobpartners, Kenexa, Kronos, Monster, Peopleclick Authoria, Pilat, Plateau, Saba, Salary.com, SilkRoad Technology, Softscape, StepStone Solutions, SuccessFactors, SumTotal Systems, Technomedia, Ultimate Software, Workday, and Workstream. Our competitors may announce new products, services or enhancements that better meet changing industry standards or the price or performance needs of customers. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

As part of our ongoing processes, we continue to focus on improvements in our internal control over financial reporting. We have discussed deficiencies in our financial reporting and our remediation of such deficiencies with the audit committee of our board of directors and will continue to do so as required. However, we cannot be certain that we will be able to remediate all deficiencies in the future. Any current or future deficiencies could materially and adversely affect our ability to provide timely and accurate financial information.

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

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

•	difficulty incorporating the acquired technologies or products into our existing code base;

•	problems arising from differences in applicable accounting standards of the acquired business (for instance, non-U.S. businesses may not prepare their financial statements in accordance with GAAP);

•	problems arising from differences in the revenue, licensing, support or consulting model of the acquired business;

•	customer confusion regarding the positioning of acquired technologies or products;

•	difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	difficulty retaining the acquired business’ customers; and

•	problems or liabilities associated with product quality, data privacy, data security, regulatory compliance, technology and legal contingencies.

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

Any defects that cause interruptions in the availability or functionality of our solutions could result in:

•	lost or delayed market acceptance and sales of our products;

•	loss of customers;

•	product liability and breach of warranty suits against us;

•	diversion of development and support resources;

•	injury to our reputation;

•	increased billing disputes and customer claims for fee credits; and

•	failure to meet our contractual service level commitments and associated contractual liabilities.

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

In addition, we may in the future consolidate certain of our data centers with our other existing data centers, or move certain data center operations to new facilities. For example, we are in the process of consolidating our U.S. production data center operations for our Taleo Enterprise solution into a new facility in the Chicago, Illinois area. When we consolidate these data center operations, we relocate existing hardware, purchase new hardware, and migrate all of our Taleo Enterprise customers’ proprietary information and their users’ personal information. Although we take reasonable precautions designed to mitigate the risks of such a move, such transitions create increased risk of service disruptions, outages and the theft or loss of important customer and user data that could harm our reputation, subject us to financial liability, and adversely affect our revenue and earnings.

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

Although we back up customer data stored on our systems at least daily to disks in our data centers, and weekly to automated tape which is stored offsite, our infrastructure does not currently include real-time, or near real-time, mirroring of data storage and production capacity in more than one geographically distinct location. Thus, in the event of a physical disaster, or certain other failures of our computing infrastructure, customer data from recent transactions may be permanently lost.

        We currently deliver our solutions from eight data centers that host the applications for all of our customers and two data centers that host Talent Exchange, our online community for candidates. The Taleo Enterprise platform is hosted from three facilities: U.S. facilities leased from Equinix, Inc. in the Chicago, Illinois area and San Jose, California; and a European data center facility also leased from Equinix in Amsterdam, the Netherlands. Internet bandwidth and access is provided by Internap in the two U.S. facilities and by Equinix in the Netherlands. The Taleo Business Edition is hosted from two U.S. facilities located in San Jose, California and Ashburn, Virginia, both operated via a managed services arrangement. Opsource, Inc. provides hardware, internet bandwidth, and access in the San Jose, California and Ashburn Virginia hosting facilities through the managed services arrangement.

The Vurv legacy enterprise recruiting product is hosted through three facilities located in Jacksonville, Florida, San Jose, California, and Amsterdam, the Netherlands. Internet bandwidth and access for the Vurv legacy enterprise recruiting product is provided by Peak 10 in the Florida facility, by Equinix in San Jose and Amsterdam.

The Taleo Compensation solution is currently hosted from two facilities leased from Internap in San Jose, California, and Los Angeles, California. Internap also provides the Internet bandwidth and access services for both of these locations.

Talent Exchange is hosted at two facilities at undisclosed locations, both operated by Amazon.com. We do not control the operation of these facilities and must rely on these vendors to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. In the case of Opsource locations that are managed service locations, we also rely upon the third-party vendor for hardware associated with our hosting infrastructure. Although we believe we would be able to enter into a similar relationship with another third party should one of these relationships fail or terminate for any reason, we believe our reliance on any third-party vendor exposes us to risks outside of our control. If these third-party vendors encounter financial difficulty such as bankruptcy or other events beyond our control that cause them to fail to secure adequately and maintain their hosting facilities or provide the required data communications capacity, our customers may experience interruptions in our service or the loss or theft of important customer data. We plan to consolidate our U.S. production data center operations for our Taleo Enterprise Solution into a new single facility in the Chicago, Illinois area in 2010. We may elect to open computing and communications hardware operations at additional third-party facilities located in the United States, Europe or other regions. We are not experienced at operating such facilities in jurisdictions outside the United States and doing so may pose additional risk to us.

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

There has been vendor consolidation in the market in which we operate. For example, in August 2010, StepStone Solutions announced the signing of an agreement to acquire MrTed and StepStone Solutions was itself acquired by private equity firm HgCapital in May 2010. In January 2010, Peopleclick was acquired by Bedford Funding, a private equity firm that also acquired Authoria in 2008. Additional consolidation within our industry may change the competitive landscape in ways that adversely affect our ability to compete effectively.

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

Our success depends on the continued employment of our senior management and other key employees, such as our chief executive officer and our chief financial officer, and on our ability to attract and hire qualified senior management and executives. On July 12, 2010, Katy Murray, our executive vice president and chief financial officer, announced her intention to resign, and we are conducting a search for her replacement. Ms. Murray will remain our chief financial officer through the earlier of October 1, 2010 or until a successor is appointed. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed. We do not maintain key person life insurance on any of our executive officers. Additionally, our continued success depends, in part, on our ability to attract and retain qualified technical, sales and other personnel. It may be particularly challenging to retain employees as we integrate newly acquired entities, like Vurv, due to uncertainty among employees regarding their career options and cultural differences between us and the newly acquired entities.

We currently derive a significant portion of our revenue from international operations and expect to expand our international operations. However, we do not have substantial experience in international markets, and may not achieve the expected results.

During the three months ended June 30, 2010, application revenue generated outside of the United States was 16% of total revenue, based on the location of the legal entity of the customer with which we contracted, of which 5% was revenue generated in Canada. We conduct research and development in Quebec, Canada as well as other international locations. We currently have international offices outside of North America in Australia, France, the Netherlands, and the United Kingdom, which focus primarily on selling and implementing our solutions in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

•	Potentially degrading general economic conditions and credit environments in Europe and elsewhere;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	differing regulations in Quebec, Canada with regard to maintaining operations, products and public information in both French and English;

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

We currently have foreign sales denominated in foreign currencies, including the Australian dollar, British pound sterling, Canadian dollar and the euro and may in the future have sales denominated in the currencies of additional countries. In addition, we incur a substantial portion of our operating expenses in Canadian dollars and, to a much lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may positively or negatively affect our business, financial condition and operating results. For instance, in 2009, the impact of changes in foreign currency exchange rates compared to the average rates in effect during 2008 was a $2.1 million increase in income before income taxes. In 2010, the volatility in exchange rates for foreign currencies has continued and may continue and, as a result, we may continue to see fluctuations in our revenue and expenses, which may impact our operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

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

We are sometimes subject to legal proceedings and claims that arise in the course of business. For example, we are currently defendant in a suit alleging patent infringement and were defendants in a recently-dismissed suit alleging securities fraud, both of which are described in more detail in Note 9 of the Notes to Condensed Consolidated Financial Statements. Litigation may result in substantial costs, including lengthened or discontinued sales cycles due to concerns of existing or prospective customers with respect to litigation, and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. See Note 9 of the Notes to Condensed Consolidated Financial Statements, for further information regarding pending and threatened litigation and potential claims.

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

The majority of our research and development activities are conducted through our Canadian subsidiary, Taleo (Canada) Inc. We participate in a provincial government program in Quebec that provides refundable investment credits based upon qualifying research and development expenditures. These expenditures primarily consist of the salaries for the persons conducting research and development activities. We have participated in the program since 1999, and expect that we will continue to receive these refundable investment tax credits through December 2010. In 2009, we recorded a $2.4 million reduction in our research and development expenses as a result of this program. We anticipate the continued reduction of our research and development expenses through application of these credits through December 2010. If these investment tax benefits are reduced or eliminated, our financial condition and operating results may be adversely affected. We are currently evaluating alternative provincial investment programs that will replace the expiring December 2010 Quebec program.

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

In December 2008, we were notified by the CRA of their intention to audit tax years 2002 through 2007. To date, CRA has issued proposed assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and CAD $6.9 million, respectively. These adjustments relate, principally, to our treatment of Canadian Development Technology Incentives (“CDTI”) tax credits and income and expense allocations recorded between our parent company and our Canadian subsidiary. We disagree with the CRA’s basis for these adjustments and intend to appeal their decision through applicable administrative and judicial procedures.

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

Our reported financial results may be adversely affected by changes in tax laws or changes in the application of tax laws.

Changes in applicable tax laws and regulations, and the related rulings, interpretations, and developments can affect our overall effective income tax rate. For instance, we have historically applied existing and available net operating loss carryforwards to reduce our income tax liabilities in various taxing jurisdictions. In 2008 and 2009, the State of California suspended the right of companies to apply net operating losses to reduce taxable income in these years. If the State of California, or any other taxing jurisdiction, were to take similar action with respect to the 2010 tax year, our overall effective tax rate would increase as a result of additional income tax expense. Furthermore, as we expand our international operations, complete acquisitions, develop new products and new distribution models, implement changes to our operating structure or undertake intercompany transactions, changes in tax laws may result in an increase to our tax expense.

An adverse determination with respect to our application of tax laws may negatively impact our tax rates and financial results.

We are subject to income taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, and, in the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the estimation process and interpretations of applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. The tax laws’ treatment of software and internet-based transactions is particularly uncertain and in some cases currently applicable tax laws are ill-suited to address these kinds of transactions. In the ordinary course of a global business, there are many intercompany transactions where the ultimate tax determination is uncertain. Although we believe we are in compliance with transfer pricing laws and regulations in all jurisdictions in which we conduct business, there is no assurance that the final determination of any tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Program
April 1, 2010 through April 30, 2010	18,273	$25.35		—	—
May 1, 2010 through May 31, 2010	—	—		—	—
June 1, 2010 through June 30, 2010	—	—		—	—

	18,273	$25.35	(2)	—	—

(1)	In connection with our restricted stock and performance share agreements, we repurchase common stock from employees as consideration for the payment of required withholding taxes.
(2)	Represents the price per share purchased during the three months ended June 30, 2010.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION

By:	/S/ KATY MURRAY
Katy Murray
Executive Vice President and Chief Financial Officer

Date: August 6, 2010

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