Form 10-Q
period 2010-09-30
TALEO CORP
filed 2010-11-05
CIK 1134203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

On October 29, 2010, the registrant had 40,466,789 shares of Class A common stock outstanding.

TALEO CORPORATION

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$263,982	$244,229
Restricted cash	199	409
Accounts receivable, net of allowances of $343 at September 30, 2010 and $759 at December 31, 2009	39,027	43,928
Prepaid expenses and other current assets	12,795	10,126
Investment credits receivable	5,100	5,499

Total current assets	321,103	304,191

Property and equipment, net	25,570	23,510
Restricted cash	210	210
Goodwill	102,650	91,027
Intangible assets, net	26,137	30,544
Other assets	5,893	6,895

Total assets	$481,563	$456,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,310	$23,592
Deferred revenue - application services and customer deposits	62,178	60,140
Deferred revenue - consulting services	16,697	17,523
Capital lease obligations, short-term	102	412

Total current liabilities	106,287	101,667

Long-term deferred revenue - application services and customer deposits	221	201
Long-term deferred revenue - consulting services	11,770	13,220
Other liabilities	3,306	3,973
Capital lease obligations, long-term	60	107
Commitments and contingencies (Note 9)

Total liabilities	121,644	119,168

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 40,362,263 and 39,507,837 shares outstanding at September 30, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	435,818	414,106
Accumulated deficit	(75,989)	(77,029)
Treasury stock, at cost, 100,725 and 111,167 outstanding at September 30, 2010 and December 31, 2009, respectively	(2,843)	(2,471)
Accumulated other comprehensive income	2,932	2,602

Total stockholders’ equity	359,919	337,209

Total liabilities and stockholders’ equity	$481,563	$456,377

See Accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Application	$48,631	$44,870	$144,123	$128,988
Consulting	10,106	5,866	25,936	18,924

Total revenue	58,737	50,736	170,059	147,912

Cost of revenue:
Application	11,435	10,599	34,961	30,901
Consulting	7,102	6,203	20,467	18,758

Total cost of revenue	18,537	16,802	55,428	49,659

Gross profit	40,200	33,934	114,631	98,253

Operating expenses:
Sales and marketing	18,247	16,481	53,440	49,536
Research and development	10,247	8,666	31,174	26,138
General and administrative	10,234	8,486	30,323	25,742

Total operating expenses	38,728	33,633	114,937	101,416

Operating income (loss)	1,472	301	(306)	(3,163)

Other income (expense):
Interest income	147	52	398	246
Interest expense	(13)	(42)	(77)	(130)
Other income (Note 10)	—	(1,084)	885	(1,084)

Total other income (expense), net	134	(1,074)	1,206	(968)

Income (loss) before provision for (benefit from) income taxes	1,606	(773)	900	(4,131)
Provision for (benefit from) income taxes	(26)	329	(140)	(831)

Net income (loss)	$1,632	$(1,102)	$1,040	$(3,300)

Net income (loss) per share attributable to Class A common stockholders — basic	$0.04	$(0.04)	$0.03	$(0.11)

Net income (loss) per share attributable to Class A common stockholders — diluted	$0.04	$(0.04)	$0.03	$(0.11)

Weighted-average Class A common shares — basic	39,815	30,883	39,474	30,540

Weighted-average Class A common shares — diluted	40,963	30,883	40,655	30,540

See Accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,040	$(3,300)
Adjustments to reconcile net loss to net cash provided by operating activities:	—
Depreciation and amortization	19,680	20,581
Loss on disposal of fixed assets	98	17
Amortization of tenant inducements	(56)	(114)
Tenant inducements from landlord	211	6
Stock-based compensation expense	11,007	8,165
Excess tax benefit from stock options	(16)	(257)
Director fees settled with stock	171	186
Gain on remeasurement of previously held interest in Worldwide Compensation, Inc.	(885)	—
Worldwide Compensation, Inc. purchase option write-off	—	1,084
Bad debt expense	(133)	704
Changes in assets and liabilities, net of effect of acquisition:	—
Accounts receivable	5,398	2,248
Prepaid expenses and other assets	(2,975)	(845)
Investment credit receivable	492	(112)
Accounts payable and accrued liabilities	3,811	(2,487)
Deferred revenue and customer deposits	(1,128)	4,175

Net cash provided by operating activities	36,715	30,051

Cash flows from investing activities:
Purchases of property and equipment	(12,231)	(7,720)
Change in restricted cash	210	210
Acquisition of business, net of cash acquired	(13,381)	—

Net cash used in investing activities	(25,402)	(7,510)

Cash flows from financing activities:
Principal payments on loan and capital lease obligations	(1,349)	(1,376)
Payments for costs associated with 2009 equity offering	(681)	—
Excess tax benefit from stock options	16	257
Treasury stock acquired to settle employee withholding liability	(2,153)	(661)
Treasury stock issued to employees for ESPP	1,781	—
Proceeds from stock options exercised and ESPP shares	10,540	5,566

Net cash provided by financing activities	8,154	3,786

Effect of exchange rate changes on cash and cash equivalents	286	724

Increase in cash and cash equivalents	19,753	27,051
Cash and cash equivalents:
Beginning of period	244,229	49,462

End of period	$263,982	$76,513

Supplemental cash flow disclosures:
Cash paid for interest	$15	$54

Cash paid for income taxes	$1,899	$273

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$1,959	$1,530

See Accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business — Taleo Corporation and its subsidiaries (“we”, “us”, “our”) provide on-demand talent management solutions that enable organizations of all sizes to assess, acquire, develop, compensate and align their workforces for improved business performance. Our software applications are offered to customers primarily on a subscription basis.

We were incorporated under the laws of the state of Delaware in May 1999 as Recruitsoft, Inc. and changed our name to Taleo Corporation in March 2004. Our principal offices are in Dublin, California and we conduct our business worldwide, with wholly owned subsidiaries in Canada, France, the Netherlands, the United Kingdom, Singapore, and Australia. The subsidiary in Canada primarily performs product development, production, and customer support activities, and the other foreign subsidiaries are generally engaged in providing sales, account management and support activities.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair statement have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year. For the nine months ended September 30, 2010, we recorded adjustments that accumulated to $0.2 million that impacted revenue, net income and certain balance sheet accounts. Such amounts were recorded in the three months ended March 31, 2010 and were not material to previously reported financial statements.

The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto filed in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 11, 2010.

2. Business Combinations and Dispositions

On January 1, 2010, we completed the acquisition of Worldwide Compensation, Inc. (“WWC”) which expands our solution offerings for compensation management. Accordingly, the assets, liabilities and operating results of WWC are reflected in our consolidated financial statements from the date of acquisition. Previously, in the third quarter of 2008, we made an investment of $2.5 million for a 16% equity investment in and an option to purchase WWC at a later date. In connection with the acquisition, we negotiated more favorable terms than the purchase option and also terminated the purchase option. Accordingly, the total consideration paid by us for the issued and outstanding capital stock, options and warrants of WWC that we did not already own was approximately $14.1 million in cash, including approximately $0.3 million in transaction costs and $0.4 million in incentive compensation. Fifteen percent (15%) of the consideration was placed into escrow for one year following the closing to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties contained in the merger agreement or certain other events. We have no contingent cash payments related to this transaction.

Allocation of Purchase Price

We took control of WWC when we purchased the remaining 84% equity interest from the former shareholders of WWC on January 1, 2010. Under the acquisition method of accounting, the total purchase price paid for the 100% equity interest has been allocated to the net identifiable assets based on their estimated fair value at the date of acquisition. As part of the process, we performed a valuation analysis to determine the fair values of certain identifiable intangible assets of WWC as of the valuation date. The determination of the value of these components required us to make various estimates and assumptions. Critical estimates in valuing certain of the intangible assets include but are not limited to the net present value of future expected cash flows from product sales and services. The fair value of deferred revenue was determined based on the estimated direct cost of fulfilling the obligation to the customer while the fair value for all other assets and liabilities acquired was determined based on estimated future benefits or legal obligations associated with the respective asset or liability. The excess of the purchase price over the net identifiable intangible assets, other identifiable assets and liabilities acquired has been recorded as goodwill. None of the goodwill recognized upon acquisition is deductible for tax purposes. The allocation of the purchase price was completed in the third quarter of 2010. The following table summarizes the fair values of assets acquired and liabilities assumed as of January 1, 2010:

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

We did not record any in-process research and development charges in connection with the acquisition.

Remeasurement of Previously Held 16% Equity Interest in WWC

On January 1, 2010 when we closed the acquisition of the remaining 84% equity interest in WWC, we took control of the entity and remeasured the previously held 16% equity interest to its fair value. The difference between the $1.4 million book value and the $2.3 million fair value of the previously held 16% interest was recorded as a gain in the statement of operations as other income.

Remeasurement of previously held interest in WWC	Amount
(In thousands)
Fair value of previously held 16% interest in WWC	$2,300
Carrying value of previously held 16% equity investment in WWC	(1,415)

Gain on remeasurement of previously held interest in WWC	$885

For the three and nine months ended September 30, 2010, $0.1 million and $0.2 million, respectively, in revenues related to WWC were included in our results of operations. It is impractical to determine results of operations for WWC on a standalone basis as the entity’s operations have been integrated into our operations.

Unaudited pro forma results of operations to reflect the acquisition as if it occurred on the first date of the three and nine months ended September 30, 2009 are shown below:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	Condensed Consolidated Proforma
	(In thousands, except per share data)
Revenue	$50,913	$148,502

Net loss attributable to Class A common stockholders	$(1,943)	$(6,174)

Net loss attributable to Class A common stockholders - basic and diluted	$(0.06)	$(0.20)

Weighted average Class A common shares - basic and diluted	30,883	30,540

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Revenue Recognition

We derive our revenue from fixed subscription fees for access to and use of our on-demand application services and from consulting fees from services to support the implementation, configuration, education, and optimization of the applications. We present revenue and deferred revenue from each of these sources separately in our consolidated financial statements.

In addition to fixed subscription fees arrangements, we have on limited occasions, entered into arrangements including perpetual licenses with hosting services to be provided over a fixed term. For hosted arrangements, revenues are recognized in accordance with the standards established by the Financial Accounting Standards Board (“FASB”) for hosting arrangements that includes a right of the customer to use the software on another entity’s hardware.

Our application and consulting fee revenue is recognized when all of the following conditions have been satisfied:

•	persuasive evidence of an agreement exists;

•	delivery has occurred;

•	fees are fixed or determinable; and

•	the collection of fees is considered probable.

If collection is not considered probable, we recognize revenues when the fees for the services performed are collected. Application agreements entered into during the three and nine months ended September 30, 2010 and 2009 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations. However, if non-standard acceptance periods or non-standard performance criteria, cancellation or right of refund terms are required, we recognize revenue upon the satisfaction of such criteria, as applicable.

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

Consulting Revenue

Consulting revenue consists primarily of fees associated with application configuration, integration, business process re-engineering, change management, and education and training services. Our consulting engagements are typically billed on a time and materials basis. These services are generally performed within six to twelve months after the consummation of the arrangement. From time to time, certain of our consulting projects are subcontracted to third parties. Our customers may also elect to use unrelated third parties for the types of consulting services that we offer. Our typical consulting contract provides for payment within 30 to 60 days of receipt of invoice.

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

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. Our consulting services have standalone value because those services are sold separately by other vendors, and we have VSOE for determining fair value for consulting services based on the consistency in pricing when sold separately. Our application services have standalone value as such services are often sold separately. However, we use ESP to determine fair value for our application services when sold in a multi-element arrangement as we do not have VSOE for these application services and TPE is not a practical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales. If new application services products are acquired or developed that require significant consulting services in order to deliver the application service and the application and consulting services cannot support standalone value, then such application and consulting services will be evaluated as one unit of accounting. We determined the ESP of fair value for our application services based on the following:

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

For multi-element arrangements entered into or materially modified in 2010, we allocate consideration in multi-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. The consulting revenue associated with the consulting services element of such multi-element arrangements is generally recognized as the consulting services are performed, or using a proportional performance model based on services performed for fixed fee consulting engagements.

For multi-element arrangements entered into prior to 2010, the related consulting revenues are recognized ratably over the remaining subscription term, unless the transaction is materially modified. In the event of a material modification to such multi-element arrangements, the transaction is evaluated in accordance with the new accounting guidance which will most likely result in any deferred services revenue being recognized at the time of the material modification.

As 2010 progresses, this change in methodology continues to significantly increase consulting revenue and related gross margins as we continue to recognize previously deferred services revenue ratably for multi-element arrangements that occurred prior to fiscal year 2010, while consulting revenue from new transactions in 2010 is generally recognized as performed.

Consulting revenue recognized in the three and nine months ended September 30, 2010 related to multi-element arrangements entered into prior to 2010 was approximately $3.2 million and $10.1 million, respectively. For the three and nine months ended September 30, 2010, the impact on our revenue under the new accounting guidance as compared to our previous methodology resulted in approximately $3.0 million and $5.0 million, respectively of revenue recognized as performed that would have previously been deferred and recognized ratably.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For consulting services sold separately from application services, services are performed for hourly consulting engagements, or using a proportional performance model based on services performed for fixed fee consulting engagements.

Expenses associated with delivering all consulting services are recognized as incurred when the services are performed. Associated out-of-pocket travel costs and expenses related to the delivery of consulting services are typically reimbursed by the customer and are accounted for as both revenue and expense in the period the cost is incurred.

4. Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their nature, duration and short maturities.

5. Stock-Based Plans

We issue stock options, restricted stock and performance share awards to our employees and outside directors and provide employees the right to purchase stock pursuant to our stockholder approved Employee Stock Purchase Plan (“ESPP”).

Stock-based compensation expense

We recognize the fair value of stock-based compensation in our condensed consolidated financial statements over the requisite service period of the individual grants, which generally is a four year vesting period. We recognize compensation expense for the stock options, restricted stock awards, performance share awards, and ESPP purchases on a straight-line basis over the requisite service period. There was no stock-based compensation expense capitalized during the three and nine months ended September 30, 2010 and 2009. Shares issued as a result of stock option exercises, ESPP purchases, restricted stock awards and performance share awards are issued out of common stock reserved for future issuance under our stock plans.

We recorded stock-based compensation expense in the following expense categories:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Cost of revenue	$773	$535	$1,969	$1,355
Sales and marketing	1,123	846	3,006	2,178
Research and development	883	441	1,859	1,114
General and administrative	1,381	1,241	4,173	3,518

Total	$4,160	$3,063	$11,007	$8,165

Stock Options

We estimate the fair value of our stock options granted using the Black-Scholes option valuation model. We estimate the expected volatility of common stock at the date of grant based on a combination of our historical volatility and the volatility of comparable companies, consistent with the standards established by the FASB and the SEC. We estimate the expected term consistent with the simplified method identified by the SEC. We elected to use the simplified method due to a lack of term length data as we completed our initial public offering in October 2005 and our options meet the criteria of the “plain-vanilla” options as defined by the SEC. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis over the requisite service period of the options which is generally four years.

Annualized estimated forfeiture rates based on our historical turnover rates have been used in calculating the cost of stock options. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Common Equity Plans

At September 30, 2010, 3,612,960 shares were available for future grants under our 2009 Equity Incentive Plan.

The following table presents a summary of the stock option activity under all stock plans for the three and nine months ended September 30, 2010 and related information:

	Outstanding Options
			Weigthed
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life in Years	Value
Outstanding at January 1, 2010	2,735,597	$15.22
Options granted	319,608	$21.13
Options exercised	(173,530)	$13.29
Options forfeited /expired	(43,057)	$15.95

Outstanding at March 31, 2010	2,838,618	$15.99

Options granted	58,000	$25.95
Options exercised	(135,168)	$14.73
Options forfeited /expired	(42,483)	$18.76

Outstanding at June 30, 2010	2,718,967	$16.22

Options granted	112,500	$24.66
Options exercised	(430,277)	$14.50
Options forfeited /expired	(47,905)	$19.16

Outstanding at September 30, 2010	2,353,285	$16.88	6.16	$28,552,630

Vested and expected to vest at September 30, 2010	2,274,928	$16.74	6.13	$27,917,485

Exercisable at September 30, 2010	1,463,173	$15.08	5.72	$20,395,034

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2010 was $13.08 per option and $12.23 per option, respectively.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $5.6 million and $9.2 million, respectively.

We recorded share-based compensation expense associated with Class A common stock options of $1.3 million and $3.8 million for the three and nine months ended September 30, 2010, respectively, and $1.4 million and $4.2 million for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, unamortized share-based compensation expense associated with Class A common stock options was $8.2 million, net of assumed forfeitures. This cost is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock and Performance Shares

The fair value of restricted stock and performance shares is measured based upon the closing NASDAQ Global Market price of our underlying stock as of the date of grant. We use historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. Restricted stock and performance share awards are amortized over the vesting period using the straight-line method. The only performance condition for unvested performance shares outstanding as of September 30, 2010 is continued service. Upon vesting, performance share awards convert into an equivalent number of shares of common stock.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents a summary of the restricted stock awards and performance share awards for the three and nine months ended September 30, 2010 and related information:

	Performance	Restricted	Weighted—Average
	Share	Stock	Grant-
	Awards	Awards	Date Fair Value
Repurchasable/nonvested balance at January 1, 2010	467,455	466,812	$17.01
Awarded	241,577	2,503	$24.10
Released/vested	(4,999)	(46,299)	$15.73
Forfeited/cancelled	(8,550)	(11,376)	$15.79

Repurchasable/nonvested balance at March 31, 2010	695,483	411,640	$17.08

Awarded	503,035	38,522	$24.92
Released/vested	(5,001)	(117,509)	$15.60
Forfeited/cancelled	(18,732)	(22,260)	$18.81

Repurchasable/nonvested balance at June 30, 2010	1,174,785	310,393	$18.49

Awarded	73,710	2,459	$24.37
Released/vested	(98,911)	(35,082)	$16.16
Forfeited/cancelled	(29,217)	(13,750)	$16.79

Repurchasable/nonvested balance — September 30, 2010	1,120,367	264,020	$18.94

We recorded share-based compensation expense for restricted stock and performance shares of $2.5 million and $6.0 million for the three and nine months ended September 30, 2010, respectively and $1.3 million and $3.3 million for the three and nine months ended September 30, 2009, respectively.

As of September 30, 2010, unamortized compensation cost associated with restricted stock and performance shares was $21.3 million, net of assumed forfeitures. This cost is expected to be recognized over a weighted-average period between 1.6 years and 3.4 years.

Employee Stock Purchase Plan (“ESPP”)

We recorded share-based compensation expense in connection with the ESPP of $0.4 million and $1.3 million for the three and nine months ended September 30, 2010, respectively and $0.3 million and $0.6 million for the three and nine months ended September 30, 2009, respectively. Unamortized compensation cost was $0.1 million as of September 30 2010. This cost was recognized over the month ended October 31, 2010. At September 30, 2010, there were 1,247,759 shares reserved for future issuance under our ESPP.

Reserved Shares of Common Stock

We have reserved the following number of shares of Class A common stock as of September 30, 2010 for the awarding of future stock options and restricted stock awards, release of outstanding performance share awards, exercise of outstanding stock options and purchases under the ESPP:

Stock Plans	7,472,911
Employee Stock Purchase Plan	1,247,759

Total	8,720,670

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Property and Equipment

Property and equipment consist of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(In thousands)
Computer hardware and software	$70,090	$59,699
Furniture and equipment	3,644	3,550
Leasehold improvements	4,101	4,036

	77,834	67,285
Less accumulated depreciation and amortization	(52,264)	(43,775)

Total	$25,570	$23,510

During the nine months ended September 30, 2010, acquisitions of computer hardware and software increased significantly compared to the same period in the prior year primarily as a result of $8.6 million in equipment purchases for our new data center in the Chicago, Illinois area. We began depreciating these asset additions in the second quarter of 2010.

7. Intangible Assets and Goodwill

We acquired various identifiable intangible assets as a result of taking control of WWC on January 1, 2010. The fair value of these intangible assets was determined based on the present value of the expected future cash flows from the WWC compensation products acquired. We also capitalized goodwill, which represents the excess purchase price over the net identifiable assets acquired, in connection with the purchase of WWC. We acquired WWC primarily for the compensation product technology that is expected to complement our performance management product. We also expect long-term synergies and other benefits from integrating the acquired compensation products on to our unified platform. As of September 30, 2010, we completed the purchase price allocation related to the WWC acquisition. All goodwill is reported in the application services operating segment. None of the goodwill recognized upon acquisition is deductible for tax purposes.

In the second quarter of 2010, we recorded an impairment charge of $0.1 million related to certain identifiable intangible assets acquired in connection with the WWC acquisition.

The following schedule presents the gross carrying amount of intangible assets as of September 30, 2010:

	Beginning Balance January 1, 2010	Acquisition of WWC, net of impairment charges	Balance as of September 30, 2010
	(in thousands)
Existing technology	$11,811	$3,770	$15,581
Customer relationships	41,297	867	42,164
Trade name and other	308	10	318
Non-compete agreements	410	20	430

Total intangible assets	53,826	4,667	58,493
Goodwill	91,027	11,623	102,650

	$144,853	$16,290	$161,143

		September 30, 2010			December 31, 2009
(Dollars in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	3-5 yrs	$15,581	$(9,999)	$5,583	$11,811	$(7,088)	$4,723
Customer relationships	1-7 yrs	42,164	(21,638)	20,526	41,297	(15,668)	25,629
Trade name and other	1-2 yrs	318	(294)	23	308	(218)	90
Non-compete agreements	1-2 yrs	430	(425)	5	410	(308)	102

		$58,493	$(32,356)	$26,137	$53,826	$(23,282)	$30,544

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense associated with intangible assets was $3.0 million and $9.3 million for the three and nine months ended September 30, 2010, respectively, and $3.6 million and $10.7 million for the three and nine months ended September 30, 2009, respectively.

The estimated amortization expense for intangible assets for the next five years and thereafter is as follows:

Estimated Amortization Expense	(In thousands)
Remainder of 2010	$2,956
2011	7,286
2012	4,783
2013	4,519
2014	4,516
Thereafter	2,077

Total	$26,137

8. Income Taxes

We recorded an income tax benefit of $26,000 and $140,000 for the three and nine months ended September 30, 2010 respectively which is based on our projected annual effective tax rate for fiscal year 2010, adjusted for discrete tax items recorded in the period.

The effective tax rate for the three months ended September 30, 2010 was a benefit of 1.6%. The provision consists of foreign and U.S. state income tax expense offset by certain tax credits. The difference between the statutory rate of 34% and our quarterly effective tax rate benefit of 1.6% was due primarily to permanent differences related to non-deductible stock compensation expenses, non-deductible transaction costs, state taxes, adjustments related to the Canadian research and development tax credits and the utilization of acquired and operating net operating losses not previously benefited.

The effective tax rate for the nine months ended September 30, 2010 was a benefit of 15.5% including discrete tax benefits primarily related to the expiration of foreign statutes of limitations. Excluding discrete benefits, our effective tax rate for the nine month period ended September 30, 2010 was a benefit of approximately 7.6%. The provision consists of foreign and U.S. state income tax expense offset by certain tax credits and discrete tax benefits noted above. The difference between the statutory rate of 34% and our nine month effective tax rate benefit of 7.6%, excluding discrete adjustments, was due primarily to permanent differences related to non-deductible stock compensation expenses, non-deductible transaction costs, state taxes, adjustments related to the WWC acquisition, Canadian research and development tax credits and the utilization of acquired and operating net operating losses not previously benefited.

Effective January 1, 2007, we adopted the provisions of an accounting standard relating to the timing for recognition of an uncertain tax benefit in the financial statements. As of September 30, 2010, we had uncertain tax benefits of approximately $5.1 million which represents an increase of $0.1 million from the balance at June 30, 2010 and no material change from the balance at December 31, 2009. The change in balance relates to changes in foreign balances due to exchange rate fluctuations.

In December 2008, we were notified by the Canada Revenue Agency (“CRA”) of their intention to audit tax years 2003 through 2007. To date, CRA has issued assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and CAD $6.9 million, respectively. These adjustments relate principally to our treatment of Canadian Development Technology Incentives (“CDTI”) tax credits and income and expense allocations recorded between us and our Canadian subsidiary. We disagree with the CRA’s basis for its adjustments and have appealed its decision through applicable administrative and judicial procedures.

There could be a significant impact to our uncertain tax positions over the next twelve months depending on the outcome of any audit. We have recorded income tax reserves believed to be sufficient to cover any potential tax assessments for the open tax years. In the event the CRA audit results in adjustments that exceed both our uncertain tax benefits and our available deferred tax assets, our Canadian subsidiary may become a tax paying entity in 2010 or in a prior year and may be required to pay penalties and interest. Any such penalties and interest cannot be reasonably estimated at this time.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We recognize interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2010, accrued interest related to uncertain tax positions was less than $0.1 million. As we have net operating loss carryforwards for federal and state purposes, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years. With few exceptions, we are no longer subject to foreign income tax examinations by tax authorities for years before 2002.

In October 2010, the State of California suspended the use of net operating losses for California income tax purposes for our tax years ending December 31, 2010, and December 31, 2011. As a result, we expect to accrue additional income tax in the fourth quarter of 2010, which will increase our effective tax rate. As the date of enactment was in October 2010, the income tax impacts of the change in tax law will be reflected in our income tax provision in the fourth quarter of 2010

We have sought U.S. tax treaty relief through the appropriate Competent Authority tribunals for assessments received from the CRA. Although we believe we have reasonable basis for our tax positions, it is possible an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular quarter or annual period.

9. Commitments and Contingencies

We lease certain equipment, internet access services and office facilities under non-cancelable operating leases or long-term agreements. Commitments to settle contractual obligations in cash under operating leases and other purchase obligations have not changed significantly from the “Commitments and Contingencies” table included in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except for the following agreements entered into during the current fiscal year 2010:

On March 31, 2010, we entered into a manual replacement statement of work (the “Agreement”) with Equinix Operating Co., Inc. (“Equinix”) according to which Equinix will provide co-location services to us. According to the terms of the Agreement, Equinix will provide space, electrical power and other co-location services at its web hosting facilities in the Chicago, Illinois area for our hosting infrastructure. Under the terms of the Agreement, we will pay Equinix aggregate fees of approximately $9 million through December 2014.

On August 11, 2010, we entered into a renewal agreement for an operating lease for our office space in Jacksonville, Florida (“Renewal Agreement”), which is currently used for customer training and other general operations. According to the terms of the Renewal Agreement, we will pay aggregate lease rentals of approximately $5.7 million and additional operating expenses and taxes to renew our current office space through June 2018.

Litigation

Kenexa Litigations — Kenexa BrassRing, Inc., (“Kenexa”) filed suit against us in the United States District Court for the District of Delaware on August 27, 2007. Kenexa alleges that we infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining us from further infringement. We answered Kenexa’s complaint on January 28, 2008. On May 9, 2008, Kenexa filed a similar lawsuit against Vurv Technology, Inc. (now known as Vurv Technology LLC) (“Vurv”) in the United States District Court for the District of Delaware, alleging that Vurv has infringed Patent Nos. 5,999,939 and 6,996,561, and seeking monetary damages and an order enjoining further infringement. Vurv answered Kenexa’s complaint on May 29, 2008. We acquired Vurv on July 1, 2008. We have reviewed these matters and believe that neither our nor Vurv’s software products infringe any valid and enforceable claim of the asserted patents. We have engaged in settlement discussions with Kenexa, but no settlement agreement has been reached. Litigation is ongoing with respect to these matters, and both parties have filed summary judgment motions. Trial is currently scheduled for the week of December 6, 2010.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In a separate action filed on June 25, 2008 in the United States District Court for the District of Delaware, Kenexa’s parent, Kenexa Technology, Inc. (“Kenexa Technology”), asserted claims against us for tortious interference with contract, unfair competition, unfair trade practices, and unjust enrichment arising from our refusal to allow Kenexa Technology employees to access and use our proprietary applications to provide outsourcing services to a customer. Kenexa Technology seeks monetary damages and injunctive relief. We answered Kenexa Technology’s complaint on July 23, 2008. On October 16, 2008, we amended our answer and filed counterclaims against Kenexa Technology, alleging copyright infringement, misappropriation of trade secrets, interference with contractual relations, and unfair competition arising from Kenexa Technology’s unauthorized access and use of our products in the course of providing outsourcing services to its customers. We sought declaratory judgment, monetary damages, and injunctive relief. We filed a motion to dismiss Kenexa Technology’s claims on July 21, 2009 and a motion for preliminary injunction to enjoin Kenexa Technology employees from accessing its solutions deployed at joint customers of both companies on July 22, 2009. These motions are pending before the Court. In addition, Kenexa has joined the litigation, and claims similar to those discussed above have been asserted against and by Kenexa. This matter is ongoing.

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

On July 17, 2009, Kenexa and Kenexa Recruiter (together, the “Kenexa Plaintiffs”) filed suit against us, a current employee of our and a former employee of ours in Massachusetts Superior Court (Middlesex County). The Kenexa Plaintiffs amended the complaint on August 27, 2009 and added Vurv Technology LLC, two of our former employees and two of our current employees. The Kenexa Plaintiffs assert claims for breach of contract and the implied covenant of good faith and fair dealing, unfair trade practices, computer theft, misappropriation of trade secrets, tortious interference, unfair competition, unjust enrichment, computer fraud and abuse. Vurv removed the complaint to the United States District Court for the District of Massachusetts and we and Vurv, along with two other defendants, answered the complaint on October 5, 2009. Additionally, four other defendants (our current and former employees) moved to dismiss for lack of jurisdiction on October 5 and October 26, 2009. The Court dismissed the case for lack of personal jurisdiction as to two individual defendants. It denied the motion with respect to the two other individual defendants. The matter is ongoing.

Other Matters — In addition to the matters described above, we are subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against us by customers, former employees and advisors and competitors. We are also subject to legal proceedings or discussions that may result in litigation, settlements or other liabilities in the future. For instance: (1) we have received and are currently responding to a subpoenas from the Department of Homeland Security’s inspector general’s office relating to our commercial pricing for the Transportation Security Administration, a government entity that accessed our services through a third party prime contractor, and as a result of this inquiry, we may be subject to penalties, sanctions, or other damages, including forfeiture or refund of profits or certain fees collected, fines and suspension or prohibition from doing business with the involved government entity; (2) in the first half of 2010, we became aware that certain Taleo customers had been contacted by an intellectual property licensing firm asserting that a usability feature of the Taleo software was subject to patents held by the intellectual property licensing firm, and we are in discussions with the patent holder with respect to these assertions ; and (3) we were recently notified of a potential collective and/or class action claim under federal and state wage and hour laws with respect to a portion of our employee population, and we are in discussions with the potential claimants with respect to these assertions.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We accrue for estimated losses in the accompanying consolidated financial statements for matters with respect to which we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Based on currently available information, we do not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, is likely to have a material adverse effect on our financial position, results of operations or cash flows. However litigation is subject to inherent uncertainties and its view on these matters may change in the future. Were an unfavorable outcome to occur in any one or more of those matters or the matters described above, over and above the amount, if any, that has been estimated and accrued in the our condensed consolidated financial statements, it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

10. Other Income

On January 1, 2010, we completed our acquisition of WWC. In accordance with the acquisition method of accounting for a business combination, our previously owned 16% equity investment was remeasured to its $2.3 million fair value on the acquisition date and the $0.9 million difference between the fair value of equity investment and the $1.4 million carrying value was recorded as a gain in the first quarter of 2010. See Note 2 “Business Combinations and Dispositions for additional information about the acquisition.”

11. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by using the weighted-average number of common shares outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the shares of common stock underlying our outstanding dilutive stock options, restricted stock and performance shares had been issued. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Numerator:
Net income (loss)	$1,632	$(1,102)	$1,040	$(3,300)
Denominator:
Weighted-average shares outstanding (1)	39,815	30,883	39,474	30,540
Effect of dilutive options, restricted shares and performance shares	1,148	—	1,181	—

Denominator for dilutive net income (loss) per share	40,963	30,883	40,655	30,540

Net income (loss) per share — basic	$0.04	$(0.04)	$0.03	$(0.11)

Net income (loss) per share — diluted	$0.04	$(0.04)	$0.03	$(0.11)

Potentially dilutive securities (2)	577	3,014	787	1,807

(1)	Outstanding shares do not include unvested restricted stock or unvested performance shares
(2)	The potentially dilutive securities are excluded from the computation of diluted net loss per share for the above periods because their effect would have been anti-dilutive.

Effective for interim and annual periods beginning after December 15, 2008, and applied retrospectively, the FASB issued an accounting standard that requires use of the two-class method to calculate earnings per share when non-vested restricted stock awards are eligible to receive dividends (i.e., participating securities), even if we do not intend to declare dividends. Although our unvested restricted stock awards are eligible to receive dividends, they are not significant as compared with total weighted average diluted shares outstanding and there is no impact on our earnings per share calculation in applying the two-class method.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Segment and Geographic Information

We are organized geographically and by line of business. We have two operating segments: application and consulting services. The application services segment is engaged in the development, marketing, hosting and support of our software applications. The consulting services segment offers implementation, business process reengineering, change management, and education and training services. We do not allocate or evaluate assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segment.

The following table presents a summary of operating segments:

	Application	Consulting	Total
	(In thousands)
Three Months Ended September 30, 2010:
Revenue	$48,631	$10,106	$58,737
Contribution margin(1)	$26,949	$3,004	$29,953

Three Months Ended September 30, 2009:
Revenue	$44,870	$5,866	$50,736
Contribution margin(1)	$25,605	$(337)	$25,268

	Application	Consulting	Total
	(In thousands)
Nine Months Ended September 30, 2010:
Revenue	$144,123	$25,936	$170,059
Contribution margin(1)	$77,988	$5,469	$83,457
Nine Months Ended September 30, 2009:
Revenue	$128,988	$18,924	$147,912
Contribution margin(1)	$71,949	$166	$72,115

(1)	The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Reconciliation to consolidated interim results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Contribution margin for operating segments	$29,953	$25,268	$83,457	$72,115
Sales and marketing	(18,247)	(16,481)	(53,440)	(49,536)
General and administrative	(10,234)	(8,486)	(30,323)	(25,742)
Interest and other income, net	134	(1,074)	1,206	(968)

Income (loss) before provision for (benefit from) income taxes	$1,606	$(773)	$900	$(4,131)

During the three and nine months ended September 30, 2010 and 2009, there were no customers that individually represented greater than 10% of total revenue. There were no customers that individually represented greater than 10% of total accounts receivable at September 30, 2010 or December 31, 2009.

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation gains/losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net income (loss)	$1,632	$(1,102)	$1,040	$(3,300)

Net foreign currency translation adjustments	675	897	330	1,589

Comprehensive income (loss)	$2,307	$(205)	$1,370	$(1,711)

14. Subsequent Events

On October 1, 2010, we completed our acquisition of Learn.com, Inc. (“Learn.com”), a private company headquartered in Florida that provides Software as a service (“SaaS”) learning and development solutions to enable businesses to more seamlessly develop, deliver and manage education and training to employees, customers, partners and resellers. We expect the Learn.com learning and development management solutions to complement our existing talent management products. The total consideration paid by us to acquire all of the outstanding common stock and vested options of Learn.com was $125 million in cash, subject to adjustment for outstanding debt, third-party expenses and certain other specified items. Approximately ten percent (10%) of the consideration has been placed into escrow for twelve months following the closing to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties by Learn.com. No contingent cash payments remain for this transaction. The assets, liabilities and operating results of Learn.com will be reflected in our consolidated financial statements from the beginning of our fourth quarter of 2010.

On October 1, 2010, our Board of Directors appointed Jonathan Faddis, our Senior Vice President and General Counsel, to serve as interim Chief Financial Officer during the pendency of a search to replace Katy Murray, our former Executive Vice President and Chief Financial Officer, who resigned effective October 2, 2010. On October 25, 2010, we announced that Douglas Jeffries will be appointed as our Executive Vice President and Chief Financial Officer. Mr. Jeffries’s employment is expected to begin on November 8, 2010. Mr. Faddis will step down as interim Chief Financial Officer when Mr. Jeffries commences employment with us.

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

Overview

We are a leading global provider of on-demand talent management software solutions. Our goal is to help our customers improve business results through better talent intelligence. We offer recruiting, performance management, compensation, succession planning, learning management, leadership development and analytics software solutions that help our customers attract and retain high quality talent, more effectively match workers’ skills to business needs, reduce the time and costs associated with manual and inconsistent processes, ease the burden of regulatory compliance, and increase workforce productivity through better alignment of workers’ goals, skills and training, career plans and compensation with corporate objectives. In addition, our solutions are highly configurable which allows our customers to implement talent intelligence processes that are tailored to accommodate different employee types (including professional and hourly), in different locations, business units and regulatory environments.

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

We focus our evaluation of our operating results and financial condition on certain key metrics, as well as certain non-financial aspects of our business. Included in our evaluation of our financial condition are our revenue composition and growth, net income, and our overall liquidity that is primarily comprised of our cash and accounts receivable balances. Non-financial data is also evaluated, including purchasing trends for software applications across industries and geographies, input from current and prospective customers relating to product functionality and general economic data. We use the financial and non-financial data described above to assess our historic performance, and also to plan our future strategy. We continue to believe that our strategy and our ability to execute that strategy may enable us to improve our relative competitive position in a difficult economic environment and may provide long-term growth opportunities given the cost saving benefits of our solutions and the business requirements our solutions address. However, if general economic conditions do not continue to improve, we may experience increased delays in our sales cycles, increased pressure from prospective customers to offer discounts higher than our historical practices, and increased pressure from existing customers to renew expiring software subscriptions agreements for lower amounts.

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

On October 1, 2010, we completed our acquisition of Learn.com, a private company headquartered in Florida that provides SaaS learning and development solutions designed to enable businesses to more seamlessly develop, deliver and manage education and training to employees, customers, partners and resellers. We expect the Learn.com learning and development management solutions to complement our existing performance management products. The total consideration paid by us to acquire all of the outstanding common stock and vested options of Learn.com was $125 million in cash, subject to adjustment for outstanding debt, third-party expenses and certain other specified items. The assets, liabilities and operating results of Learn.com will be reflected in our consolidated financial statements from the beginning of our fourth quarter of 2010. We expect the Learn.com learning and development management solutions to complement our existing performance management products.

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

The term of our application agreements signed with new customers purchasing Taleo Enterprise in the first nine months of 2010 and 2009 was typically three or more years. The term of application agreements for new customers purchasing Taleo Business Edition in the first nine months of 2010 and 2009 was typically one year.

Application agreements entered into during the three months and nine months ended September 30, 2010 and 2009 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations.

Consulting Revenue

Consulting revenue consists primarily of fees associated with application process definition, configuration, integration, change management, optimization, expansion and education and training services associated with our applications. Our consulting engagements are typically billed on a time and materials basis. These services are generally performed within six to twelve months after the consummation of the arrangement. From time to time, certain of our consulting projects are subcontracted to third parties. Our customers may also elect to use unrelated third parties for the types of consulting services that we offer. Our typical consulting contract provides for payment within 30 to 60 days of receipt of the invoice.

For multi-element arrangements entered into or materially modified in 2010, we allocate consideration in multi-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. The consulting revenue associated with the consulting services element of such multi-element arrangements is generally recognized as the consulting services are performed, or using a proportional performance model based on services performed for fixed fee consulting engagements.

For multi-element arrangements entered into prior to 2010, the related consulting revenues are recognized ratably over the remaining subscription term, unless the transaction is materially modified. In the event of a material modification to such multi-element arrangements, the transaction is evaluated in accordance with the new accounting guidance which will most likely result in any deferred services revenue being recognized at the time of the material modification.

As 2010 progresses, this change in methodology continues to significantly increase consulting revenue and related gross margins as we continue to recognize previously deferred services revenue ratably for multi-element arrangements that occurred prior to fiscal year 2010, while consulting revenue from new transactions in 2010 is generally recognized as performed.

Consulting revenue recognized in the three and nine months ended September 30, 2010 related to multi-element arrangements entered into prior to 2010 was approximately $3.2 million and $10.1 million, respectively. For the three months and nine months ended September 30, 2010, the impact on our revenue under the new accounting guidance as compared to our previous methodology resulted in approximately $3.0 million and $5.0 million, respectively of revenue recognized as performed that would have previously been deferred and recognized ratably.

For consulting services sold separately from application services, we recognize consulting revenues as services are performed for hourly consulting engagements, or using a proportional performance model based on services performed for fixed fee consulting engagements.

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

We currently deliver our solutions from ten data centers that host the applications for all of our customers and two data centers that host Talent Exchange, our online community for candidates. The Taleo Enterprise platform is hosted from three facilities: U.S. facilities leased from Equinix, Inc. in the Chicago, Illinois area and San Jose, California; and a European data center facility also leased from Equinix in Amsterdam, the Netherlands. The Taleo Business Edition is hosted from two U.S. facilities located in San Jose, California and Ashburn, Virginia, both operated via a managed services arrangement. The Vurv legacy enterprise recruiting product is hosted through three facilities located in Jacksonville, Florida, San Jose, California, and Amsterdam, the Netherlands. The Taleo Compensation solution is currently hosted from two facilities leased from Internap in San Jose, California, and Los Angeles, California. The Taleo Learn solution is currently hosted from a facility leased from Terremark in Miami, Florida. Talent Exchange is hosted at two facilities at undisclosed locations, both operated by Amazon.com. We recently consolidated our U.S. production data center operations for our Taleo Enterprise Solution into a new single facility in the Chicago, Illinois area.

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

In addition to fixed subscription fees arrangements, we have on limited occasion, entered into arrangements including perpetual licenses with hosting services to be provided over a fixed term. For hosted arrangements, revenues are recognized in accordance with the standards established by the FASB for hosting arrangements that includes a right of the customer to use the software on another entity’s hardware.

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

Consulting Revenue

Consulting revenue consists primarily of fees associated with application configuration, integration, business process re-engineering, change management, and education and training services. Our consulting engagements are typically billed on a time and materials basis. These services are generally performed within six to twelve months after the consummation of the arrangement. From time to time, certain of our consulting projects are subcontracted to third parties. Customers may also elect to use unrelated third parties for the types of consulting services that it offers. Our typical consulting contract provides for payment within 30 to 60 days of invoice.

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

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. Our consulting services have standalone value because those services are sold separately by other vendors, and we have VSOE for determining fair value for consulting services based on the consistency in pricing when sold separately. Our application services have standalone value as such services are often sold separately. However, we use ESP to determine fair value for application services when sold in a multi-element arrangement as we do not have VSOE for these application services and TPE is not a practical alternative due to differences in features and functionality of other companies offerings. If new application services products are acquired or developed that require significant consulting services in order to deliver the application service, and the application and consulting services cannot support standalone value, then such application and consulting services will be evaluated as one unit of accounting. We determined our ESP of fair value for our application services based on the following:

•

We have defined processes and controls to ensure our pricing integrity. Such controls include oversight by a pricing committee that includes a cross functional team and members of executive management. Significant factors considered when establishing pricing include market conditions, underlying costs, promotions, and pricing history of similar services. Based on this information, management establishes or modifies pricing that is approved by the pricing committee.

•	We analyzed application services pricing history and stratified the population based on actual pricing trends within certain markets and established ESP for each market.

For multi-element arrangements entered into or materially modified in 2010, we allocate consideration in multi-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. The consulting revenue associated with the consulting services element of such multi-element arrangements is generally recognized as the consulting services are performed, or using a proportional performance model based on services performed for fixed fee consulting engagements.

For multi-element arrangements entered into prior to 2010, the related consulting revenues are recognized ratably over the remaining subscription term, unless the transaction is materially modified. In the event of a material modification to such multi-element arrangements, the transaction is evaluated in accordance with the new accounting guidance which will most likely result in any deferred services revenue being recognized at the time of the material modification.

As 2010 progresses, this change in methodology continues to significantly increase consulting revenue and related gross margins as we continue to recognize previously deferred services revenue ratably for multi-element arrangements that occurred prior to fiscal year 2010, while consulting revenue from new transactions in 2010 is generally recognized as performed.

Consulting revenue recognized in the three and nine months ended September 30, 2010 related to multi-element arrangements entered into prior to 2010 was approximately $3.2 million and $10.1 million, respectively. For the three months and nine months ended September 30, 2010, the impact on our revenue under the new accounting guidance as compared to our previous methodology resulted in approximately $3.0 million and $5.0 million, respectively of revenue recognized as performed that would have previously been deferred and recognized ratably.

For consulting services sold separately from application services, we recognize consulting revenues as services are performed for hourly consulting engagements, or using a proportional performance model based on services performed for fixed fee consulting engagements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Condensed Consolidated Statement of Operations Data:
Revenue:
Application	83%	88%	85%	87%
Consulting	17%	12%	15%	13%

Total revenue	100%	100%	100%	100%

Cost of revenue (as a percent of related revenue):
Application	24%	24%	24%	24%
Consulting	70%	106%	79%	99%

Total cost of revenue	32%	33%	33%	34%

Gross profit	68%	67%	67%	66%

Operating expenses:
Sales and marketing	30%	32%	31%	33%
Research and development	17%	17%	18%	18%
General and administrative	17%	17%	18%	17%

Total operating expenses	65%	66%	67%	68%

Operating income (loss)	3%	1%	(0%)	(2%)

Other income (expense):
Interest income	0%	0%	0%	0%
Interest expense	0%	0%	0%	0%
Other income (expense)	0%	(2%)	0%	(1%)

Total other income (expense), net	0%	(2%)	0%	(1%)

Income (loss) before provision for (benefit from) income taxes	3%	(1%)	0%	(3%)
Provision for (benefit from) income taxes	(0%)	1%	(0%)	(1%)

Net income (loss)	3%	(2%)	0%	(2%)

Comparison of the Three and Nine Months Ended September 30, 2010 and 2009

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	%	2010	2009	$ Change	%
	(In thousands)				(In thousands)
Application revenue	$48,631	$44,870	$3,761	8%	$144,123	$128,988	$15,135	12%
Consulting revenue	10,106	5,866	4,240	72%	25,936	18,924	7,012	37%

Total revenue	$58,737	$50,736	$8,001	16%	$170,059	$147,912	$22,147	15%

Application revenue increased due to successful renewals of existing customers, sales to new customers, sales of additional applications and broader roll out of our applications by existing customers. Application revenue from our products for medium and larger, more complex organizations increased by $2.9 million and $13.7 million for the three and nine months ended September 30, 2010, respectively. Application revenue from our small business product lines increased by $0.9 million and $1.4 million for the three and nine months ended September 30, 2010, respectively. Our list prices for application services have remained relatively consistent on a year-over-year basis, and renewals of application services for medium and larger more complex organization, on a dollar-for-dollar basis, remained strong at approximately 93%. For the remainder of 2010, we expect to see renewals in the same percentage range, but unexpected events, such as significant staff reductions within our customer base, may negatively impact our renewal trends. We expect total application revenue to increase over the remainder of the year as we continue to increase our sales of new and existing applications into our installed customer base as well as to new customers. We also expect to see an increase in application revenue related to our acquisition of Learn.com on October 1, 2010.

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

For the three and nine months ended September 30, 2010, consulting revenue increased as a result of an increase in revenue recognized from consulting services associated with new product implementations that were delivered in past periods and are recognized ratably. Also, consulting revenue recognized as services are performed increased when compared to the same period in 2009 as a result of transactions entered into during 2010. Additionally, during the three months ended September 30, 2010 we were able to recognize consulting revenue associated with a particular customer due to our satisfaction of contractual obligations. The consulting services for this customer were performed throughout 2010, however we did not recognize the revenue until September 2010. We expect total consulting revenue to increase over the remainder of the year as we continue to recognize revenue ratably for pre-2010 multi-element arrangements and as services are performed for transactions entered into during 2010. We also expect to see an increase in consulting revenue related to our acquisition of Learn.com on October 1, 2010.

Cost of Revenue

	Three Months Ended September 30,		$ Change	%	Nine Months Ended September 30,		$ Change	%
	2010	2009			2010	2009
	(In thousands)				(In thousands)
Cost of revenue - application	$11,435	$10,599	$836	8%	$34,961	$30,901	$4,060	13%
Cost of revenue - consulting	7,102	6,203	899	14%	20,467	18,758	1,709	9%

Cost of revenue - total	$18,537	$16,802	$1,735	10%	$55,428	$49,659	$5,769	12%

Cost of revenue – application - summary of changes

	Change from 2009 to 2010
	Three Months Ended September 30,	Nine Months Ended September 30,
Employee-related costs	$81	$719
Hosting facility costs	332	2,146
Software support	316	1,127
Amortization	61	377
Other professional services	31	(149)
Various other expense	15	(160)

	$836	$4,060

During the three and nine months ended September 30, 2010, the increase in cost of application revenue was primarily driven by an increase in hosting facility expenses and software support costs. Hosting facility expenses increased primarily due to internet bandwidth costs, depreciation and other costs resulting from hosting infrastructure investments made in 2009 and infrastructure investments and support cost associated with our new U.S. production data center operations which went into service during the three months ended June 30, 2010 in the Chicago, Illinois area. Software support costs increased due to additional third-party software purchases used to support our product offerings. Employee-related cost increased as a result of the hiring of additional employees primarily in connection with the acquisition of WWC on January 1, 2010, an increase in compensation cost due to merit pay raises, and an increase in incentive compensation as compared to the prior year. Our amortization expense increased due to the amortization of intangible assets obtained in connection with the January 1, 2010 acquisition of WWC. Other professional services decreased for the nine months ended September 30, 2010 compared to the same period last year due to a reduction in outsourced support. We expect cost of application revenue to increase in terms of absolute dollars for the remainder of the year as a result of our acquisition of Learn.com on October 1, 2010.

Cost of revenue – consulting - summary of changes

	Change from 2009 to 2010
	Three Months Ended September 30,	Nine Months Ended September 30,
Employee-related costs	$198	$1,176
Professional services	544	52
Stock-based compensation	142	391
Various other expenses	15	90

	$899	$1,709

Expenses associated with delivering consulting services are generally recognized as incurred when the services are performed. For the three and nine months ended September 30, 2010, cost of consulting revenue increased as a result of an increase in professional services cost as well as employee-related costs as compared to the same periods in 2009. Professional services cost increased due to additional outsourced services consulting costs corresponding with the increase in consulting revenue. Employee-related cost increased as a result of the hiring of additional employees primarily in connection with the acquisition of WWC on January 1, 2010, an increase in compensation cost due to merit pay raises and an increase in incentive compensation as compared to the same period in the prior year. Additionally, stock-based compensation costs increased as a result of incremental grants in 2010 combined with an overall higher stock price per share in 2010 compared to 2009. We expect cost of consulting revenue to increase over the remainder of the year due to the acquisition of Learn.com on October 1, 2010.

Gross Profit and Gross Profit Percentage

	Three Months Ended September 30,		$ Change	%	Nine Months Ended September 30,		$ Change	%
	2010	2009			2010	2009
	(In thousands)				(In thousands)
Gross profit - application	$37,196	$34,271	$2,925	9%	$109,162	$98,087	$11,075	11%
Gross profit - consulting	$3,004	$(337)	3,341	*	$5,469	$166	5,303	3195%

Gross profit - total	$40,200	$33,934	$6,266	18%	$114,631	$98,253	$16,378	17%

*	not meaningful

Gross Profit percentage

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		$ Change
	2010	2009		2010	2009
Gross profit - application	76%	76%	0%	76%	76%	0%
Gross profit - consulting	30%	(6%)	36%	21%	1%	20%
Gross profit - total	68%	67%	1%	67%	66%	1%

Gross profit – application

The gross profit percentage on application revenue during the three and nine months ended September 30, 2010 remained unchanged from the same periods in 2009 due to an overall increase in application revenue being offset by an increase in hosting costs which escalated during the second quarter of 2010 when the new data center in Chicago, Illinois went live. We expect gross profit on application revenue to increase in absolute dollars over the remainder of the year as a result of the Learn.com acquisition. Additionally, we expect the application gross profit percentage to remain approximately flat for the remainder of the year.

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

The higher gross profit percentage on consulting revenue in the three and nine months ended September 30, 2010 compared to the same periods in 2009 resulted from the combined impact of the increase in revenue from consulting services associated with new product implementations delivered in prior periods that are being recognized ratably and an increase in standalone consulting revenue recognized related to services performed during these periods. During the three and nine months ended September 30, 2010, we benefited from recognizing revenue for which the related expense was recorded in the prior period. Additionally we were able to recognize consulting revenue associated with a particular customer due to our satisfaction of contractual obligations. The consulting services for this customer were performed throughout 2010 and the expenses were recorded as the services were performed, but we did not recognize the revenue until September 2010. In 2010, gross margins on consulting have been positively affected by the recognition of previously deferred revenue with no related expense for engagements entered into prior to 2010, and the change in accounting guidance in 2010 whereby consulting revenue for new engagements is generally recognized when the services are performed. We expect the rate for the full year 2010 to continue to be positively impacted.

Operating expenses

	Three Months Ended September 30,		$ Change	%	Nine Months Ended September 30,		$ Change	%
	2010	2009			2010	2009
	(In thousands)				(In thousands)
Sales and marketing	$18,247	$16,481	$1,766	11%	$53,440	$49,536	$3,904	8%
Research and development	10,247	8,666	1,581	18%	31,174	26,138	5,036	19%
General and administrative	10,234	8,486	1,748	21%	30,323	25,742	4,581	18%

Total operating expenses	$38,728	$33,633	$5,095	15%	$114,937	$101,416	$13,521	13%

Sales and marketing – summary of changes

	Change from 2009 to 2010
	Three Months Ended September 30,	Nine Months Ended September 30,
Employee-related costs	$1,027	$3,130
Professional services	52	658
Stock-based compensation	276	828
Amortization	(749)	(2,007)
Marketing programs	599	351
Business development and travel	325	532
Various other expenses	236	412

	$1,766	$3,904

The increase in sales and marketing expense during the three and nine months ended September 30, 2010 was primarily driven by an increase in employee-related costs, costs related to marketing programs and business development and travel. Employee-related costs increased due to an increase in headcount by 22 persons, merit pay raises, an increase in incentive compensation due an increase in sales, and severance and relocation costs. Additionally, stock-based compensation costs increased as a result of incremental grants in 2010 combined with an overall higher stock price per share in 2010 compared to 2009. These increases were partially offset by a decrease in amortization expense related to intangible asset acquired in connection with the Vurv acquisition. We amortize the Vurv intangible assets in proportion to our conversion of Vurv customers to Taleo products. There are fewer customers to convert in 2010 than 2009 resulting in a reduction in amortization expense for three and nine months ended September 30, 2010 compared to the same periods in the prior year. We expect sales and marketing costs to increase in terms of absolute dollars for the remainder of the year due to continuing investments in sales and marketing and the acquisition of Learn.com.

Research and development – summary of changes

	Change from 2009 to 2010
	Three Months Ended September 30,	Nine Months Ended September 30,
Employee-related costs	$943	$3,403
Professional services	160	848
Stock-based compensation	443	746
Various other expenses	35	39

	$1,581	$5,036

The increase in research and development expense during the three and nine months ended September 30, 2010 was primarily driven by an increase in employee-related costs. Employee-related costs increased primarily due to an increase in headcount by 21 persons, merit pay raises, and an increase in incentive compensation costs when compared to same periods in the prior year. Stock-based compensation costs increased as a result of incremental grants in 2010 combined with an overall higher stock price per share in 2010 compared to 2009. Also, during the three and nine months ended September 30, 2010, research and development operating expenses were adversely affected by the negative impact of foreign currency movements against the U.S. dollar. We expect research and development costs to increase in absolute dollars for the remainder of the year due to our acquisition of Learn.com.

General and administrative – summary of changes

	Change from 2009 to 2010
	Three Months Ended September 30,	Nine Months Ended September 30,
Employee-related costs	$51	$1,290
Legal	297	1,584
Audit and tax related	432	466
Professional services, other	1,250	851
Bad debt reserve	(316)	(838)
Stock-based compensation	140	655
Various other expenses	(106)	573

	$1,748	$4,581

General and administrative expenses for the three and nine months ended September 30, 2010 increased as compared to the same periods in 2009 primarily due to an increase in professional services costs, which included transaction costs associated with acquisition of Learn.com, an increase in legal costs associated with on-going litigation, as well as an increase in audit and tax-related costs and other corporate development activities, offset by lower bad debt expense in 2010. Stock-based compensation costs increased as a result of incremental grants in 2010 combined with an overall higher stock price per share in 2010 compared to 2009. We expect general and administrative costs to increase in absolute dollars for the remainder of the year due to our acquisition of Learn.com.

Contribution Margin – Operating Segments

	Three Months Ended September 30,		$ Change	%	Nine Months Ended September 30,		$ Change	%
Contribution Margin (1)	2010	2009			2010	2009
	(In thousands)				(In thousands)
Contribution margin - application	$26,949	$25,605	$1,344	5%	$77,988	$71,949	$6,039	8%
Contribution margin - consulting	3,004	(337)	3,341	*	5,469	$166	5,303	*

Contribution margin - total	$29,953	$25,268	$4,685	19%	$83,457	$72,115	$11,342	16%

*	not meaningful
(1)	The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Application contribution margin increased primarily due to an increase in revenue. This increase was offset by an increased hosting cost and an increase in product development expenses. The explanation for the change in consulting contribution margin is consistent with the explanation for the change in consulting gross profit.

Other income (expense)

	Three Months Ended September 30,		$ Change	%	Nine Months Ended September 30,		$ Change	%
	2010	2009			2010	2009
	(In thousands)				(In thousands)
Interest income	$147	$52	$95	183%	$398	$246	$152	62%
Interest expense	(13)	(42)	29	(69%)	(77)	(130)	53	(41%)
Other income (expense)	—	(1,084)	1,084	*	885	(1,084)	1,969	*

Total other income, net	$134	$(1,074)	$1,208	*	$1,206	$(968)	$2,174	*

*	not meaningful

Interest income — The increase in interest income during the three and nine months ended September 30, 2010 is attributable to a higher average cash balance during 2010 compared to the same period in the prior year. Our stock offering in November 2009 resulted in our cash balance during 2010 to be significantly higher than the prior year balance. Interest rates remained unchanged between the two periods.

Interest expense — There was no significant change in interest expense during the three and nine months ended September 30, 2010 compared to the same period in the prior year.

Other income (expense) — On January 1, 2010, we completed our acquisition of WWC. In accordance with the acquisition method of accounting for a business combination, our 16% previously owned equity investment was re-measured to its $2.3 million fair value on the acquisition date and the $0.9 million difference between the fair value of equity investment and the $1.4 million carrying value was recorded as gain in the first quarter of 2010. Other income (expense) in the third quarter of 2009 included $1.1 million related to investment purchase option write-off related to the acquisition of WWC. On September 14, 2009, we entered into an agreement to acquire the outstanding capital stock, options and warrants of WWC that we did not already own. Previously, in the third quarter of 2008, we made an initial investment of $2.5 million for a 16% equity investment in and an option to purchase WWC at a later date. In connection with the execution of the purchase of WWC, we negotiated more favorable terms than the purchase option and also terminated the purchase option. Accordingly, we wrote-off the $1.1 million carrying value of the purchase option in the third quarter of 2009.

Provision for (benefit from) income taxes

	Three Months Ended September 30,		$ Change	%	Nine Months Ended September 30,		$ Change	%
	2010	2009			2010	2009
	(In thousands)				(In thousands)
Provision for (benefit from) income taxes	$(26)	$329	$(355)	(108%)	$(140)	$(831)	$691	(83%)

The tax benefit reported for the three and nine months ended September 30, 2010 was $26,000 and $140,000, respectively. The decrease in income tax expense for the three months ended September 30, 2010 as compared to September 30, 2009 was due principally to the changing mix of permanent book versus tax differences relative to taxable income and the utilization of acquired and operating net operating losses not previously benefited. The decrease in income tax benefit for the nine months ended September 30, 2010 as compared to September 30, 2009 was principally due to the changing mix of permanent book versus tax differences relative to taxable income, the utilization of acquired and operating net operating losses not previously benefited and to the 2000 and 2001 Canadian income tax audit settlement which resulted in a tax benefit of approximately $1.3 million recorded in the quarter ended June 30, 2009.

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

The effective tax rate for the three months ended September 30, 2010 was a benefit of 1.6%. The provision consists of foreign and U.S. state income tax expense offset by certain tax credits. The difference between the statutory rate of 34% and our quarterly effective tax rate benefit of 1.6% was due primarily to permanent differences related to non-deductible stock compensation expenses, non-deductible transaction costs, state taxes, adjustments related to the Canadian research and development tax credits and the utilization of acquired and operating net operating losses not previously benefited.

The effective tax rate for the nine months ended September 30, 2010 was a benefit of 15.5% including discrete tax benefits primarily related to the expiration of foreign statutes of limitations. Excluding discrete benefits, our effective tax rate for the nine month period was a benefit of approximately 7.6%. The provision consists of foreign and U.S. state income tax expense offset by certain tax credits and discrete tax benefits noted above. The difference between the statutory rate of 34% and our nine month effective tax rate benefit of 7.6%, excluding discrete adjustments, was due primarily to permanent differences related to non-deductible stock compensation expenses, non-deductible transaction costs, state taxes, adjustments related to the WWC acquisition, Canadian research and development tax credits and the utilization of acquired and operating net operating losses not previously benefited.

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

At September 30, 2010, we maintained a valuation allowance against our U.S. deferred tax assets, excluding U.S. federal alternative minimum tax credits, as we determined it was more likely than not these assets would not be realized. If we are to conclude the U.S. deferred tax assets will more likely than not be realized in the future, we will reverse the valuation allowance, which would likely have a material impact on our financial results in the form of reduced tax expense or increased tax benefits in the period the reversal occurs. There can be no assurances we will reverse the valuation allowance in 2010.

In October 2010, the State of California suspended the use of net operating losses for California income tax purposes for our tax years ending December 31, 2010, and December 31, 2011. As a result, we expect to accrue additional income tax in the fourth quarter of 2010, which will increase our effective tax rate. As the date of enactment was in October 2010, the income tax effects of the change in tax law will be reflected in our income tax provision in the fourth quarter of 2010.

Liquidity and Capital Resources

At September 30, 2010, our principal source of liquidity was a working capital balance of $214.8 million, including cash and cash equivalents totaling $264.0 million.

	Nine Months Ended September 30,		$ Change	%
	2010	2009
	(In thousands)
Cash provided by operating activities	$36,715	$30,051	$6,664	22%
Cash used in investing activities	(25,402)	(7,510)	(17,892)	238%
Cash provided by financing activities	8,154	3,786	4,368	115%

Net cash provided by operating activities was $36.7 million for the nine months ended September 30, 2010 compared to $30.1 million for the nine months ended September 30, 2009. Consistent with prior periods, cash provided by operating activities has historically been affected by changes in working capital accounts, and net income (loss) adjusted for add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Specifically, stock-based compensation expense for the nine months ended September 30, 2010 was $11.0 million as compared to $8.2 million for the nine months ended September 30, 2009. This increase resulted new grants to employees partially offset by reductions from fully vested, fully amortized stock options, which no longer impact expenses in 2010. Additionally, depreciation and amortization expense decreased by $0.9 million in the first nine months of 2010 compared to the same period in the previous year, primarily due to intangible assets associated with the acquisition of Vurv becoming fully amortized. The change in accounts receivable increased due to the timing of billings and collections compared to the same period in 2009. The change in deferred revenue decreased during the nine month period due to fluctuations resulting from the mix of annual and quarterly application billings combined with the timing of billings and the timing of the application revenue recognized associated with those contracts. The change in accounts payable and accrued liabilities increased in the nine month period due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities.

Net cash used in investing activities was $25.4 million for the nine months ended September 30, 2010 compared to net cash used in investing activities of $7.5 million for the nine months ended September 30, 2009. The increase resulted from a $13.4 million cash outlay to complete the acquisition of WWC on January 1, 2010. Additionally, we increased capital expenditures in connection with our new production data center in the Chicago, Illinois area resulting in an increase in payments for property and equipment.

Net cash provided by financing activities was $8.2 million for the nine months ended September 30, 2010, compared to $3.8 million for the nine months ended September 30, 2009. This increase was primarily due to the increase in proceeds from stock option exercises and proceeds from the employee stock purchase on May 31, 2010. This was offset by payments for accrued costs associated with our November 2009 public offering and increases in treasury stock tax withholdings and capital lease payments.

We acquired Learn.com on October 1, 2010 for approximately $125 million in cash. We believe our remaining cash and cash equivalents and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new applications and enhancements to existing applications, the continuing market acceptance of our applications, the timing of general and administrative expenses as we grow our administrative infrastructure and the extent to which we acquire or invest in complimentary business products or technologies. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We will likely enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off–Balance Sheet Arrangements

We do not have any special purpose entities and, other than operating leases for office space and computer equipment, we do not engage in off–balance sheet financing arrangements.

Contractual Obligations

Our principal commitments consist of capital leases, obligations under leases for office space, operating leases for computer equipment and for third-party facilities that host our applications. Our commitments to settle contractual obligations in cash under operating leases and other purchase obligations has not changed significantly from the “Contractual Obligations” table included in our Annual Report on Form 10-K for fiscal year ended December 31, 2009 except for the following agreements entered into during the first nine months of 2010:

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

On August 11, 2010, we entered into a renewal agreement for an operating lease for our office space in Jacksonville, Florida (“Renewal agreement”), which is currently used for customer training and other general operations. According to the terms of the Renewal agreement, we will pay aggregate lease rentals of approximately $5.7 million and additional operating expenses and taxes to renew our current office space through June 2018.

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

Foreign Currency Exchange Risk

Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. In the nine months ended September 30, 2010, 5%, 5% and 6% of our revenue was denominated in Canadian dollars, euros and other remaining currencies, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our largest research and development operations that are maintained in Canada. Additionally a portion of expenses are incurred outside of North America where our other international sales offices are located and third party development is performed. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, British pound sterling, Euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the nine months ended September 30, 2010, the Canadian dollar strengthened by approximately 13% against the U.S. dollar on an average basis compared to the same period in the prior year. Assuming a constant currency rate as the same period last year, the negative impact on our operating results is $1.8 million. If the currencies noted above uniformly fluctuated by plus or minus 500 basis points from our estimated rates, we would expect our forecasted results for the remainder of 2010 to change by approximately minus or plus $0.1 million. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $264.0 million at September 30, 2010. This compares to $244.2 million at December 31, 2009. These amounts were held primarily in cash or money market funds. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

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

With the exception of the years ended December 31, 2007 and 2009, we have incurred annual losses in every year since our inception. As of September 30, 2010, our accumulated deficit was $76.0 million, comprised of aggregate net losses of $62.2 million and $13.8 million of dividends and issuance costs for preferred stock. In the three and nine months ended September 30, 2010, we reported net income of $1.6 million and $1.0 million, respectively. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis in the future. As we continue to incur costs associated with initiatives to grow our business, which may include, among other things, acquisitions, international expansion, significant hiring, and new product development, any failure to increase revenue or manage our cost structure could prevent us from achieving or sustaining profitability. For instance, in the nine months ended September 30, 2010, our results were negatively impacted by amortization expense associated with acquisitions. In the near term, we expect to continue to incur significant amortization expense associated with the July 1, 2008 acquisition of Vurv, the January 1, 2010 acquisition of WWC, and the October 1, 2010 acquisition of Learn.com. In addition, we may incur losses as a result of revenue shortfalls or increased expenses associated with our business. As a result, our business could be harmed and our stock price could decline.

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

If economic conditions do not continue to improve, we may experience longer sales cycles, increased pricing pressure, less favorable commercial terms and decreased demand for certain of our products and services.

If general economic conditions do not continue to improve, we may experience increased delays in our sales cycles and increased pressure from prospective customers to offer higher discounts or less favorable payment, billing or other commercial terms than our historical practices, and increased pressure from existing customers to renew expiring software subscriptions agreements at lower rates. In addition, certain of our customers may attempt to negotiate lower software subscription fees for existing arrangements because of downturns in their businesses. If we accept certain requests for higher discounts, lower fees or less favorable commercial terms, our business may be adversely affected and our revenues may decline. Also, in a difficult economic environment, our existing customers may elect not to purchase additional software solutions, may choose to implement such solutions at a slower pace, and may not purchase additional education and consulting services from us. Additionally, certain of our customers have become or may become bankrupt or insolvent as a result of the recent economic downturn, and we may lose all future revenue from such customers and payment of receivables may be lower or delayed as a result of bankruptcy proceedings.

Acquisitions and investments present many risks, and we may not realize the anticipated financial and strategic goals for any such transactions, which would harm our business, operating results and overall financial condition.

We have made, continue to make and are actively evaluating acquisitions or investments in companies, products, services, and technologies to expand our product offerings, customer base and business. For example, in 2008, we completed our acquisition of Vurv, in January 2010, we completed our acquisition of WWC, and on October 1, 2010 we completed our acquisition of Learn.com. We have limited experience in executing acquisitions and investments. Acquisitions and investments involve a number of risks, including the following:

•	being unable to achieve the anticipated benefits from our acquisitions;

•	difficulty integrating the accounting systems, operations, and personnel of the acquired business;

•	difficulty retaining the key personnel of the acquired business;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

•	difficulties and additional expenses associated with integrating or incorporating the acquired technologies or products into our existing code base and hosting infrastructure;

•	difficulties and additional expenses associated with supporting the legacy products and hosting infrastructure of the acquired business;

•

problems arising from differences in applicable accounting standards or practices of the acquired business (for instance, non-U.S. businesses may not prepare their financial statements in accordance with GAAP) or difficultly identifying and correcting deficiencies in the internal controls over financial reporting of the acquired business;

•

problems arising from differences in the revenue, licensing (for instance, an acquired business may offer perpetual licenses), support (for instance, an acquired business may offer customer specific customizations of product code to certain customers) or consulting model of the acquired business;

•	customer confusion regarding the positioning of acquired technologies or products;

•	difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	difficulty retaining the acquired business’ customers;

•	difficulty converting the customers of the acquired business onto Taleo’s technology platform and contract terms; and

•	problems or liabilities associated with product quality, data privacy, data security, regulatory compliance, technology and legal contingencies.

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

During 2009 and prior years, when we sold software subscriptions and consulting services in a single arrangement (sometimes referred to as a multi-element arrangement), we recognized revenue from consulting services ratably over the term of the software subscription agreement, which is typically three or more years, rather than as the consulting services were delivered, which is typically during the first six to nine months of a software subscription agreement. Accordingly, a significant portion of the revenue for consulting services performed in any quarterly reporting period prior to 2010 was deferred to future periods. As a result, our consulting revenue for any quarterly reporting period may not be reflective of the consulting services delivered during the reporting period or of the business trends with respect to our consulting services business. Further, since we recognize expenses related to our consulting services in the period in which the expenses are incurred, the consulting margins we report in any quarterly reporting period may not be indicative of the actual gross margin on consulting services delivered during the reporting period.

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

In the context of our typical multi-element arrangements, the new guidance will result in the consulting services revenue in such arrangements being recognized as delivered. Substantially all of our revenue from consulting service arrangements entered into on or after January 1, 2010 will be recognized as the consulting services are delivered, while consulting revenue from combined software subscription and consulting services arrangements entered into prior to 2010 will continue to be recognized ratably over the term of the software subscription agreement. In addition, if we materially modify a multi-element arrangement entered into prior to 2010, as defined by the applicable accounting guidance, the revenue associated with consulting services delivered in prior periods that would have been recognized ratably under our pre-2010 methodology, will be recognized in the period of the material modification. The application of these revenue recognition methodologies will result in our consulting revenue for the foreseeable future including a mix of revenue from consulting services delivered during the reporting period and consulting services delivered in previous reporting periods, which may make our results more difficult to understand and less indicative of our current operational trends.

If our existing customers do not renew their software subscriptions and buy additional solutions from us, or if our customers renew at lower fee levels, our business will suffer.

We expect to continue to derive a significant portion of our revenue from renewal of software subscriptions and, to a lesser extent, service fees from our existing customers. As a result, maintaining the renewal rate of our software subscriptions is critical to our future success. Factors that may affect the renewal rate for our solutions include:

•	the price, performance and functionality of our solutions;

•	the availability, price, performance and functionality of competing products and services;

•	the effectiveness of our maintenance and support services;

•	our ability to develop complementary products and services;

•	the stability, performance and security of our hosting infrastructure and hosting services; and

•	the business environment of our customers and, in particular, headcount reductions by our customers.

Most of our Taleo Enterprise customers enter into software subscription agreements with duration of three years or more from the initial contract date. Most of our Taleo Business Edition customers enter into annual software subscription agreements. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial term of their agreements. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers. Factors that are not within our control may contribute to such fee reductions. For instance, many companies reduced their total employee populations during the recent economic downturn. As our software subscriptions are often based on the total number of employees for which our software applications may be used by a customer, a significant employee count reduction by a customer during the term of an agreement may result in a renewal that is based on a lower maximum employee limit for the use of our products and thus a lower renewal fee, Under certain circumstances, our customers may cancel their subscriptions for our solutions prior to the expiration of the term. Our future success also depends, in part, on our ability to sell new products and services to our existing customers. If our customers terminate their agreements, fail to renew their agreements, renew their agreements upon less favorable terms or at lower fee levels, or fail to buy new products and services from us, our revenue may decline or our future revenue may be constrained.

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

We have experienced, and expect to continue to experience, intense competition from a number of companies. Our solutions compete with enterprise resource planning software from vendors such as Oracle Corporation and SAP AG, and also with products and services from vendors such as ADP, Bullhorn, Ceridian, Cezanne, Cornerstone OnDemand, GeoLearning, Halogen Software, HRSmart, iCIMS, Jobpartners, Kenexa, Kronos, Monster, Peopleclick Authoria, Pilat, Plateau, Saba, Salary.com, SilkRoad Technology, Softscape, StepStone Solutions, SuccessFactors, SumTotal Systems, Technomedia, Ultimate Software, Workday, and Workstream. Our competitors may announce new products, services or enhancements that better meet changing industry standards or the price or performance needs of customers. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

Governments routinely audit and investigate government contractors, and we may be subject to such audits and investigations. For example, we have been subject to government contract audits in the past and we have received and are currently responding to subpoenas from the Department of Homeland Security’s inspector general’s office relating to our commercial pricing for the Transportation Security Administration, a government entity that accessed our services through a third party prime contractor. As a result of an audit or investigation, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture or refund of profits or certain fees collected, suspension of payments, fines, and suspension or prohibition from doing business with the government entity. In addition, we could suffer serious reputational harm if allegations of impropriety are made against us.

If we fail to develop or acquire new products or enhance our existing products to meet the needs of our existing and future customers, our sales will decline.

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance, we must enhance and improve existing products and continue to introduce new products and services. For instance, the Taleo Talent Grid, a foundation for sharing industry knowledge, technology and candidates, became generally available to our customers in September 2009, and Taleo 10, the newest version of our talent management solutions, became generally available to our customers in February 2010. Additionally, on January 1, 2010, we completed our acquisition of WWC, which allows us to offer a compensation management solution directly to our customers, and on October 1, 2010, we completed our acquisition of Learn.com, which allows us to offer a learning management solution directly to our customers. Any new products we develop or acquire may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenue and may generate losses. If we are unable to develop or acquire new products that appeal to our target customer base or enhance our existing products or if we fail to price our products to meet market demand or if the products we develop or acquire do not meet performance expectations or have a higher than expected cost structure to host and maintain, our business and operating results will be adversely affected. Our efforts to expand our solutions beyond our current offerings or beyond the talent management market may divert management resources from existing operations and require us to commit significant financial resources to an unprofitable business, which may harm our existing business.

We expect to incur additional expense to develop software products and to integrate acquired software products into existing platforms to maintain our competitive position. For example, our acquisitions of WWC and Learn.com will require significant effort to integrate acquired products into our platform and hosting infrastructure over time. In addition, we have invested in software development locations other than the locations where we traditionally developed our software. For example, we have invested in development locations in Eastern Europe and Ukraine and we may invest in other locations outside of North America in the future. In addition, we plan to continue to invest in Jacksonville and Sunrise, Florida, as a software development location. We may engage independent contractors for all or portions of this work. These efforts may not result in commercially viable solutions, may be more expensive or less productive than we anticipate, or may be difficult to manage and result in distraction to our management team. If we do not manage these remote development centers effectively or receive significant revenue from our product development investments, our business will be adversely affected.

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

In addition, we may in the future consolidate certain of our data centers with our other existing data centers, or move certain data center operations to new facilities. For example, we recently consolidated our U.S. production data center operations for our Taleo Enterprise solution into a new facility in the Chicago, Illinois area. When we consolidated these data center operations, we relocated existing hardware, purchased new hardware, and migrated all of our Taleo Enterprise customers’ proprietary information and their users’ personal information. Although we take reasonable precautions designed to mitigate the risks of such a move, such transitions create increased risk of service disruptions, outages and the theft or loss of important customer and user data that could harm our reputation, subject us to financial liability, and adversely affect our revenue and earnings.

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

We currently deliver our solutions from nine data centers that host the applications for all of our customers and two data centers that host Talent Exchange, our online community for candidates. The Taleo Enterprise platform is hosted from three facilities: U.S. facilities leased from Equinix, Inc. in the Chicago, Illinois area and San Jose, California; and a European data center facility also leased from Equinix in Amsterdam, the Netherlands. Internet bandwidth and access is provided by Internap in the two U.S. facilities and by Equinix in the Netherlands. The Taleo Business Edition is hosted from two U.S. facilities located in San Jose, California and Ashburn, Virginia, both operated via a managed services arrangement. Opsource, Inc. provides hardware, internet bandwidth, and access in the San Jose, California and Ashburn Virginia hosting facilities through the managed services arrangement.

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

The Taleo Learn solution is currently hosted from a facility leased from Terremark in Miami, Florida. Terremark also provides the Internet bandwidth and access services for this location.

Talent Exchange is hosted at two facilities at undisclosed locations, both operated by Amazon.com. We do not control the operation of these facilities and must rely on these vendors to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. In the case of Opsource locations that are managed service locations, we also rely upon the third-party vendor for hardware associated with our hosting infrastructure. Although we believe we would be able to enter into a similar relationship with another third party should one of these relationships fail or terminate for any reason, we believe our reliance on any third-party vendor exposes us to risks outside of our control. If these third-party vendors encounter financial difficulty such as bankruptcy or other events beyond our control that cause them to fail to secure adequately and maintain their hosting facilities or provide the required data communications capacity, our customers may experience interruptions in our service or the loss or theft of important customer data. We recently consolidated our U.S. production data center operations for our Taleo Enterprise Solution into a new single facility in the Chicago, Illinois area. We may elect to open computing and communications hardware operations at additional third-party facilities located in the United States, Europe or other regions. We are not experienced at operating such facilities in jurisdictions outside the United States and doing so may pose additional risk to us.

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

Our success depends on the continued employment of our senior management and other key employees, such as our chief executive officer and our chief financial officer, and on our ability to attract and hire qualified senior management and executives. For instance, our former executive vice president and chief financial officer resigned effective October 1, 2010, and our senior vice president and general counsel has been serving as interim chief financial officer until our new chief financial officer commences employment with us, which we expect to occur on November 8, 2010. Such transitions can strain our internal resources and create disruptions within our organization. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed. We do not maintain key person life insurance on any of our executive officers. Additionally, our continued success depends, in part, on our ability to attract and retain qualified technical, sales and other personnel. It may be particularly challenging to retain employees as we integrate newly acquired entities, like Learn.com, due to uncertainty among employees regarding their career options and cultural differences between us and the newly acquired entities.

We currently derive a significant portion of our revenue from international operations and expect to expand our international operations. However, we do not have substantial experience in international markets, and may not achieve the expected results.

During the three months ended September 30, 2010, application revenue generated outside of the United States was 15% of total revenue, based on the location of the legal entity of the customer with which we contracted, of which 4% was revenue generated in Canada. We conduct research and development in Quebec, Canada as well as other international locations. We currently have international offices outside of North America in Australia, France, the Netherlands, and the United Kingdom, which focus primarily on selling and implementing our solutions in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

•	potentially degrading general economic conditions and credit environments in Europe and elsewhere;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	differing regulations in Quebec, Canada with regard to maintaining operations, products and public information in both French and English;

•

differing labor and employment regulations, especially in the European Union and Quebec, Canada where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations and employee termination restrictions or related costs;

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

We are sometimes subject to legal proceedings and claims that arise in the course of business. For example, we are currently defendant in a suit alleging patent infringement which is described in more detail in Note 9 of the Notes to Condensed Consolidated Financial Statements. Litigation may result in substantial costs, including lengthened or discontinued sales cycles due to concerns of existing or prospective customers with respect to litigation, and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. See Note 9 of the Notes to Condensed Consolidated Financial Statements, for further information regarding pending and threatened litigation and potential claims.

Our results of operations may be adversely affected if we are subject to a protracted infringement claim or a claim that results in a significant award for damages.

Software product developers such as us may continue to receive infringement claims as the number of products and competitors in our space grows and the functionality of products in different industry segments overlaps. For example, Kenexa, a competitor, filed suit against us for patent infringement in August 2007. Additionally, in the first half of 2010, we became aware that Taleo customers had been contacted by an intellectual property licensing firm asserting that a usability feature of the Taleo software was subject to patents held by the intellectual property licensing firm, and we are in discussions with the patent holder with respect to these assertions. Other infringement claims have been threatened against us. We can give no assurance that such claims will not be filed in the future. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

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

The majority of our research and development activities are conducted through our Canadian subsidiary, Taleo (Canada) Inc. We participate in a provincial government program in Quebec that provides refundable investment credits based upon qualifying research and development expenditures. These expenditures primarily consist of the salaries for the persons conducting research and development activities. We have participated in the program since 1999, and expect that we will continue to receive these refundable investment tax credits through December 2010. In 2009, we recorded a $2.4 million reduction in our research and development expenses as a result of this program. We anticipate the continued reduction of our research and development expenses through application of these credits through December 2010. The particular refundable investment credit program in Quebec has been eliminated for 2011 and beyond. We are currently evaluating alternative provincial investment programs that will replace the expiring December 2010 Quebec program. If we are unsuccessful in qualifying for other provincial tax credit programs our financial condition and operating results may be adversely affected.

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

In December 2008, we were notified by the CRA of their intention to audit tax years 2002 through 2007. To date, CRA has issued assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and CAD $6.9 million, respectively. These adjustments relate, principally, to our treatment of Canadian Development Technology Incentives (“CDTI”) tax credits and income and expense allocations recorded between our parent company and our Canadian subsidiary. We disagree with the CRA’s basis for these adjustments and have appealed their decision through applicable administrative and judicial procedures.

There could be significant changes to unrecognized tax benefits over the next twelve months depending on the outcome of any audit. We have recorded income tax reserves believed to be sufficient to cover any potential tax assessments for the open tax years. In the event the CRA audit results in adjustments that exceed our recorded tax reserves, we may have to accrue additional tax expense, and to the extent the CRA audit results in adjustments that exceed both our tax reserves and our available deferred tax assets, we may be required to accrue and pay additional tax, penalties and interest, the amount of which cannot be reasonably estimated at this time.

We have sought U.S. tax treaty relief through the appropriate Competent Authority tribunals for all assessments received by the CRA. Although we believe we have reasonable basis for our tax positions, it is possible an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular quarter or annual period.

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

We are currently under review by the province of Quebec regarding the application of the contribution to the Fonds des services de santé (“FSS”), pursuant to the Act respecting the “Régie de l’assurance maladie du Québec” with respect to the stock option benefits derived by Taleo Canada employees participating in the Taleo Corporation stock option plan. We disagree with the conclusion that we are subject to the contribution requirements. We have received proposed assessments that we continue to discuss and reconcile with representatives of the Quebec government; however, no formal assessments have been received. If such formal assessments are received, we plan to formally object. If we are ultimately unsuccessful and we are required to contribute to the FSS based on the stock option benefits received by our employees in Quebec, the resulting liability could have a material adverse impact on our operating results.

Our reported financial results may be adversely affected by changes in tax laws or changes in the application of tax laws.

Changes in applicable tax laws and regulations, and the related rulings, interpretations, and developments can affect our overall effective income tax rate. For instance, we have historically applied existing and available net operating loss carryforwards to reduce our income tax liabilities in various taxing jurisdictions. In 2008 and 2009, the State of California suspended the right of companies to apply net operating losses to reduce taxable income in these years. In October 2010, the State of California suspended the use of net operating losses for California income tax purposes for the Company’s tax years ending December 31, 2010, and December 31, 2011. As a result, we expect to accrue additional income tax in the fourth quarter of 2010, which will have a significant impact on our effective tax rate. Furthermore, as we expand our international operations, complete acquisitions, develop new products and new distribution models, implement changes to our operating structure or undertake intercompany transactions, changes in tax laws may result in an increase to our tax expense.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Program
July 1, 2010 through July 31, 2010	49,727	$24.45		—	—
August 1, 2010 through August 31, 2010	—	—		—	—
September 1, 2010 through September 30, 2010	—	—		—	—

	49,727	$24.45	(2)	—	—

(1)	In connection with our restricted stock and performance share agreements, we repurchase common stock from employees as consideration for the payment of required withholding taxes.
(2)	Represents the price per share purchased during the three months ended September 30, 2010.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated September 1, 2010, by and among Taleo Corporation, Cajun Acquisition Corporation, Learn.com, Inc. and with respect to Articles VII, VIII and IX only, James Riley as Stockholder Representative and U.S. Bank National Association as Escrow Agent (which is incorporated herein by reference to Exhibit 2.1 to Taleo’s Current Report on Form 8-K (File No. 000-51299) filed on September 2, 2010).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION

By:	/S/ JONATHAN FADDIS
Jonathan Faddis
Interim Chief Financial Officer, Senior Vice President and General Counsel

Date: November 5, 2010

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated September 1, 2010, by and among Taleo Corporation, Cajun Acquisition Corporation, Learn.com, Inc. and with respect to Articles VII, VIII and IX only, James Riley as Stockholder Representative and U.S. Bank National Association as Escrow Agent (which is incorporated herein by reference to Exhibit 2.1 to Taleo’s Current Report on Form 8-K (File No. 000-51299) filed on September 2, 2010).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.