Form 10-K
period 2010-12-31
TALEO CORP
filed 2011-02-28
CIK 1134203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2010 was approximately $805 million (based on the closing sale price of such shares on the Nasdaq Global Market on June 30, 2010). This calculation excludes the shares of Class A common stock held by executive officers and directors at June 30, 2010. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

On February 23, 2011, the registrant had 40,809,183 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

Overview

Taleo Corporation and its subsidiaries (“we,” “us,” “our”) are leading global providers of on-demand talent management software solutions. Our goal is to help our customers improve business results through better talent management. We offer recruiting, onboarding, performance management, compensation, succession planning, leadership development, learning and analytics software solutions that help our customers attract and retain high quality talent, more effectively match workers’ skills to business needs, reduce the time and costs associated with manual and inconsistent processes, ease the burden of regulatory compliance, and increase workforce productivity through better alignment of workers’ goals, career plans and compensation with corporate objectives. In addition, our solutions are highly configurable which allows our customers to implement talent management processes that are tailored to accommodate different candidate and employee types (including professional and hourly), in different geographies, business units and regulatory environments.

We deliver our solutions on-demand as a service that is accessed through an Internet connection and a standard web browser. Our solution delivery model, also called software-as-a-service or SaaS, eliminates the need for our customers to install and maintain hardware and software in order to use our solutions. We believe our SaaS model significantly reduces the time, cost and complexity associated with deployment in comparison to traditional, on-premise software solutions, and generally offers a lower up-front and total cost of ownership than traditional software solutions. We offer our solutions as a subscription-based service for which our customers pay a recurring annual or quarterly fee during the subscription term.

We market Taleo Enterprise, our suite of talent management solutions for medium and large enterprises with more complex needs, through our direct sales force and indirectly through our strategic partners. On October 1, 2010, we completed our acquisition of Learn.com, Inc. (“Learn.com”), a private company headquartered in Florida that provides SaaS learning solutions to enable businesses to more seamlessly develop, deliver and manage education and training to employees, customers, partners and resellers. We expect the Learn.com learning management solution to complement our existing talent management modules. We also completed our acquisition of Worldwide Compensation, Inc. (“WWC”) on January 1, 2010, which allows us to directly offer a compensation management solution to larger, more complex organizations. We market Taleo Business Edition, our suite of talent management solutions for smaller more centralized organizations, primarily through our inside sales team and Internet marketing efforts. Our customer base ranges in size from large, global organizations, including 47 of the Fortune 100, to small, private companies with few employees.

The Talent Management Market

Talent management encompasses multiple complex processes that together play a vital role in helping organizations attract, develop, motivate, compensate and retain human capital to more effectively achieve business objectives. Most organizations no longer view human capital as an expense to be minimized, but instead as an asset to be developed and optimized. Modern, innovative organizations now recognize that much of their value resides in human capital. This shift in thinking has mirrored the evolution of talent management from discrete, manual, paper-based processes to a technology-enabled, strategic initiative that integrates multiple processes. At the same time as this shift in thinking, demographic trends in certain working populations and the increasing rate of voluntary and involuntary job turn-over, what we refer to as job velocity, have made the ability to manage talent wisely a pressing need in organizations today.

To increase their return on investment in human capital, organizations now understand the need to systematically focus on measures such as quality of hire, time-to-productivity, internal employee mobility, employee retention, employee engagement, employee contribution and pay for performance. Systematically pursuing these goals requires the comprehensive, unified view of talent management that our solution provides.

Software-as-a-Service Delivery Model

Our software-as-a-service, delivery model enables our proprietary software solutions to be implemented, accessed and used by our customers remotely through an Internet connection, a standard web browser and a variety of other access points such as smart phones, hand-held devices, and productivity tools, like Microsoft Outlook. Our solutions are hosted and maintained by us, thus eliminating for our customers the time, risk, headcount and costs associated with installing and maintaining applications within their own information technology infrastructures. As a result, we believe our solutions require less initial investment in third-party software, hardware and implementation services, and have lower ongoing support costs than traditional enterprise software. The SaaS model also allows advanced information technology infrastructure management, security, disaster recovery and other best practices to be leveraged by smaller customers that might not otherwise be able to implement such practices in their own information technology environments. Our SaaS delivery model also enables us to take advantage of operational efficiencies. Since updates and upgrades to our solutions are managed by us on behalf of our customers, we are able to implement improvements to our solutions in a more rapid and uniform way. As a result, we are required to support fewer old versions of our solutions. This allows our development resources to focus more effort on innovative new products.

We believe our SaaS delivery model, coupled with our subscription-based license model, effectively replaces the large, front-loaded cost, typical of most traditional licensed enterprise software deployments, with a lower risk, pay-as-you-go model. We believe the SaaS model is well suited to the talent management market in which we operate.

Our Products

We offer two suites of talent management solutions: Taleo Enterprise and Taleo Business Edition. Taleo Enterprise is designed for medium and large enterprises with more complex needs. Our Taleo Enterprise suite provides support for unified, end-to-end talent management processes ranging from sourcing, recruiting and onboarding to performance management, goals management, development planning, succession planning, compensation and learning. Taleo Business Edition is designed for smaller more centralized organizations, stand-alone departments and divisions of larger organizations, and staffing companies. Taleo Business Edition supports recruiting, onboarding, performance management, compensation and learning. Our solutions are designed to address multiple types of candidates and employees, including professional and hourly, with support for multiple languages as well as differing geographic and cultural requirements.

Our solutions are accessed through intuitive role-specific user interfaces, which allows only the content and functionality relevant to a specific user — whether a candidate, current employee, corporate recruiter, agency, line manager or system administrator — to be easily accessed by that user. The candidate-facing portions of Taleo Enterprise solutions are available in 30 languages. Taleo Business Edition is currently available in 4 languages.

Taleo Enterprise

Taleo Enterprise consists of several talent management modules.

Taleo Recruiting™ enables organizations to manage the recruitment process for professional and hourly job seekers, including attracting and evaluating candidates and existing employees, matching skills against job opportunities, managing the selection process and managing candidate relationships.

Taleo Onboarding™ helps organizations accelerate time to productivity for new employees by streamlining new hire paperwork and the provisioning of equipment and other key resources.

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

Taleo Learn™ helps organizations create, deliver, and track learning and training programs tied to compliance, regulatory, job role, and onboarding requirements. Organizations can tailor the mix of formal and social learning to include both structured curriculum and communities where experts share what they know. Taleo Learn also functions as an ecommerce site where organizations can sell their expertise, content, and intellectual property to external audiences.

Talent Management Platform Modules

Taleo Enterprise also includes several platform modules that may be used in conjunction with any of our talent management modules. These platform modules help organizations gain strategic visibility across all of their talent management functions and integrate our products to other systems.

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

Taleo Business Edition

Taleo Business Edition includes six distinct product sets, Taleo Recruit, Taleo Onboard, Taleo Perform, Taleo Comp, Taleo Learn and Taleo Insight.

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

Taleo Perform™ allows companies to define and monitor the full employee review cycle. Managers can initiate the review process and support employee self-appraisals, manager assessments, and multi-rater reviews. Taleo Perform’s goals management module allows managers to establish quantitative and qualitative employee goals, and align employee goals to broader company goals. A secure employee portal enables employees to submit self-assessments online and provides access to basic employee data, company messaging, assigned goals, and performance reviews.

Taleo Comp™ enables small enterprises to determine the total cost of a compensation cycle and apply maximum and minimum limits. Managers may use multiple performance reviews to allocate merit and bonus pay based on employee achievement over a period of time.

Taleo Learn™ helps organizations create, deliver, and track learning and training programs tied to compliance, regulatory, job role, and onboarding requirements. Organizations can tailor the mix of formal and social learning to include both structured curriculum and communities where experts share what they know. Taleo Learn also functions as an ecommerce site where organizations can sell their expertise, content, and intellectual property to external audiences.

Taleo Insight™ provides customers with reporting and analysis to gain strategic insight into their talent management practices. Customers are able to optimize their talent processes through standard reports, custom reports, dashboards, and scheduling,

Taleo Talent Grid

The Taleo Talent Grid provides a comprehensive online community for Taleo customers, partners and job seekers to share best and “next” practices, select and deploy innovative solutions and interact to match jobs with the best talent. The Talent Grid includes: (1) Knowledge Exchange, an online customer forum and social network for Taleo customers to share and discuss talent management topics, product ideas, and best practices in a quick, social manner; (2) Solution Exchange, an online partner application and solution marketplace that enables customers to explore, evaluate, demo, and compare products and services from Taleo’s partner ecosystem, which includes a wide variety of talent management categories including sourcing, assessments, tax credit screening, background checks, and more; and (3) Talent Exchange, a crowd-sourced talent marketplace through which Taleo’s community of customers can share candidates, source active and passive candidates, and enable job seekers to find the right positions and easily apply for open positions using their universal profile. These online communities are built on a collaborative Web 2.0 framework. The Talent Grid is accessible through Taleo's on-demand talent management solutions for companies of all sizes.

Our Growth Strategy

Our objective is to become the leading global provider of unified talent management solutions. Key elements of our strategy include:

Expanding our target market opportunity. We intend to continue to expand and better serve our potential customer base by tailoring solutions, service offerings and marketing campaigns to address the needs of specific vertical markets, geographies, government entities and organizational sizes. We also intend to implement marketing campaigns targeted to the needs and requirements of various segments of the talent management market.

Extending our multinational customer base. We believe the increasing globalization of large organizations provides us with substantial opportunities to capitalize on our leadership in global deployments. We intend to expand our efforts to deploy our solutions to more organizations that are based outside of North America. We also intend to continue to enhance our multinational functionality and to expand our investment in our international operations to support organizations of all sizes globally.

Expanding our solution offerings. With the acquisitions of WWC and Learn.com in January 2010 and October 2010, respectively, we now offer what we believe to be one of the broadest sets of talent management capabilities of any SaaS vendor in our market, covering the core talent management pillars of recruiting, performance management, succession, compensation, and learning. We intend to continue our efforts to gain market share across all of these product categories. We also plan to continue to enhance and expand our suite of talent management solutions to deliver additional functionality that we can sell to our customer base and to new customers. We will continue this expansion through our internal development initiatives, such as our development of a compensation management solution for smaller, less complex organizations. We may also pursue strategic acquisitions like our acquisitions of Learn.com, through which we added solutions for learning management, and WWC, through which we added solutions for compensation management and incentive compensation for larger, more complex organizations. We intend to further extend our solutions by offering talent intelligence and associated analytical functionality that leverages data from all of our core pillars and enables our customers to gain strategic insight and assist in making decisions regarding their human capital resources.

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

Extending our technology leadership. We believe we have established advanced technological capabilities and competitive advantages through our SaaS based and service oriented architectures. Our advanced technologies have enabled us to develop our solutions on a common and native talent management platform. We intend to utilize our experience and our internal and third-party development resources to continue to develop our technology platform, infrastructure and applications to leverage new technologies and methodologies, such as Web 2.0 design principles, to capitalize on the talent management market opportunity. For example, Taleo 10, the latest version of our talent management solutions, includes a new, streamlined Web 2.0 user interface and greater mobile accessibility options, among other new features. In addition, we have an open platform, which enables us to have one of the broadest partner eco-systems in the industry.

Enhancing our human capital resources. We believe we have a competent and competitive work force, which we will continue to enhance both the quantity and quality of, through internal and external training facilities and through selective hiring. Having a competent and competitive workforce is of outmost importance, and we intend to reinforce our best practices to acquire and retain the best possible talent in the industry.

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

Our Taleo Business Edition solutions reside on a common technology platform that is separate from the Taleo Enterprise platform. The Taleo Business Edition platform enables us to deliver superior usability and functionality focused on small businesses, and allows for predictive modeling throughout the talent management lifecycle. Self-service tools within the platform provide standard and custom reporting and the ability to configure all Taleo Business Edition modules. The common platform also allows users to localize language and currency across the modules and within the configurable career websites and employee portals. It also exposes some data through a standard open web service for integration, allowing customers to integrate Taleo Business Edition with any third party software application that accepts such standard protocols. These self-service configuration and integration tools, together with pre-configured templates for specific industry verticals, enable our small and midsize customers to use Taleo Business Edition for both simple and complex talent management operations.

Our Taleo Business Edition software applications are written in Java and use Microsoft SQL Server® as the relational database management system.

Our Taleo Compensation software applications, which we added through our recent purchase of WWC, and the Taleo Talent Grid are on a separate technology platform, are written in Java and use MySQL® as the relational database management system.

Our On-Demand Infrastructure

Taleo Enterprise

Our infrastructure is designed to achieve high levels of security, scalability, performance and availability. We use commercially available hardware in our data centers. Our software architecture runs on the Linux operating system. Our solutions use some proprietary and commercially available software as well as open-source software components for enhanced reliability, scalability and a secure computing environment which can scale to accommodate transaction load increases. Our secure Internet facing infrastructure includes load balancing and secure socket layer encrypting devices, anti-virus appliances and security technology that allows us to detect and prevent unauthorized access to our infrastructure. Our tiered and virtualized application architecture deploys specialized systems and application functions on distinct clusters for web, application, database management, search, reporting, utilities, and storage services. Each server cluster is implemented with n+1 redundancy which allows us to scale systems and application capacity and provide high on demand availability of our solutions. All of our equipment and systems are remotely operated, monitored and managed by our personnel working on a 24/7 schedule. Key technology specialists and managers are also on call at all times on a rotating basis. Our monitoring technology uses industry leading system monitoring and performance monitoring tools and we have also developed our own customized monitoring tools for added insight into the performance and availability of our systems.

We provide a highly secure computing environment as well as high application availability. Each customer is provided with its own secure virtual application instance, which we refer to as a Zone. Each customer Zone includes the customer’s own standard encrypted database schema, text translation management, configuration settings, reporting tools and data integration tools. Customers share hardware infrastructure at all tiers. The scalable design of the software and hardware infrastructure allows us to deploy customer Zones and balance transaction load across any number of servers to ensure consistent high performance of applications. Our business continuity measures include daily incremental database backups to disk and full weekly backup to disk which we store in an encrypted format off-site in an alternate Taleo data center for recovery capabilities.

DataCenters

We currently deliver our Taleo Enterprise solutions from secure datacenters operated by third parties in which we have purchased cage space, electrical power and internet bandwidth. We currently deliver our Taleo Business Edition solutions from datacenters operated via third party managed services arrangements through which the datacenter provider provides electrical power, hardware, and internet bandwidth. We deliver our Talent Grid solutions via a similar managed services arrangement with third parties.

Taleo Services

Our professional services organization leverages our consultants’ and educators’ domain expertise and our proprietary tools, best practices, and methodologies to provide implementation services, solution optimization and expansion services, technical services and education services that help our customers maximize their return on investment. We also subcontract or refer consulting engagements or portions of consulting engagements to our third-party implementation partners from time to time.

Taleo Services Methodologies

We have developed methodologies that enable us to accelerate the deployment of our solutions across a variety of industries and talent management environments:

Taleo Implementation Methodology Working with Fortune 500 companies as well as smaller sized organizations, we have developed methods to optimize critical business processes, while maintaining the integrity of our customers’ business drivers. The Taleo Implementation Methodology addresses specific processes for Talent Management key initiatives such as recruiting, onboarding, performance reviews, goals management, career management, development planning, succession planning, learning and compensation. Our Taleo Enterprise consultants work with our customers to implement our solutions by mapping solution workflows and best practices to the organization’s structure, business requirements, and processes, and ultimately configuring a skills-based platform for complete talent management configured uniquely for each customer.

Talent Practices Knowledge Base Our talent practices knowledge base (which we call “Green Pages”) enables us to understand an organization’s overall talent management environment, including internal and external business drivers, talent management processes and to recommend best practices to optimize talent management processes. Green Pages is a searchable database of descriptions of the complex enterprise talent management challenges faced within different industries and geographies. Green Pages also provides specific details of the solutions our consultants implemented to address these challenges, and the results obtained. This knowledge base reflects years of talent management experience across a wide variety of industries. Our consultants use the collective data from our knowledge base to help our new customers solve their complex talent management challenges, and to help our existing customers hone their talent management practices and processes.

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

Customer Support

Our global customer support organization for Taleo Enterprise provides both proactive and customer-initiated support. We deliver customer assistance via universal toll-free telephone access, internet “‘click-to-chat’” technology, and our web-based incident management system to our customers’ designated points-of-contacts, 24 hours a day, seven days a week. Our customer support organization tracks all customer support requests in our incident management system and displays the status of these requests to the user through our Customer Support Portal, enabling users to know the status of their support requests, the person responsible for resolving them, and the targeted timing and process for resolution. Our Customer Support Portal, directly accessible through our Taleo Enterprise solutions, gives customers easy access to: our incident management system; our knowledge database, which enables easy search of documentation and solutions; our reporting system which allows customers to see real-time support metrics for their issues; and our production portal, which provides real-time views and reports on the health, performance, and activity of a customer’s Zone.

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

Sales and Marketing

We sell subscriptions to our Taleo Enterprise solutions through our global direct sales force and through our strategic partners. Our direct sales organization has field sales professionals in metropolitan areas throughout the United States, Canada, Europe and Australia. Our Taleo Enterprise direct sales force consists of regional sales managers, solutions consultants and business development representatives that sell our solutions to new customers. We also maintain a separate team of account executives that focuses on renewing and selling new solutions and services to existing Taleo Enterprise customers. In addition, we have developed partnerships and direct sales relationships with business process outsourcing, or BPO, human resources outsourcing, or HRO, and recruitment process outsourcing, or RPO, providers. Our BPO, HRO and RPO partners use our solutions to manage talent management for their customers as part of their broader human resource offerings. We also have a number of partners who resell our Taleo Learn solution. Our Taleo Business Edition offerings are sold primarily through a telesales team.

Our marketing programs are designed to increase awareness of our solutions within our target markets and enhance the perception of our brand. Our marketing initiatives include market research, product and strategy updates with industry analysts, public relations activities, web and social media marketing, direct mail and relationship marketing programs, seminars, industry specific trade shows, speaking engagements and cooperative marketing with customers and partners. Our marketing team generates qualified leads and provides programs for prospects and customers that build awareness and generate demand for our existing solutions as well as new products and services. Our marketing department also produces materials that include brochures, data sheets, white papers, presentations, demonstrations, and other marketing tools on our corporate website. We also generate awareness through electronic and print advertising in trade magazines, websites, search engines, seminars, and direct customer and partner events.

Research and Development

Our research and development organization consists of product management, development and quality assurance employees. Our research and development organization is primarily located in Quebec City, Canada and Jacksonville, Florida. We also have development staff in Dublin, California and other locations. We use independent development firms or contractors for portions of our development related work, with current research and development efforts occurring in Budapest, Hungary, and Kiev, Ukraine. Our development methodology allows us to implement flexible development cycles that result in more timely and efficient delivery of new solutions and enhancements to existing solutions. We focus our research and development efforts on improving and enhancing our existing solution offerings as well as developing new solutions. The responsibilities of our research and development organization include product management, product development, and software maintenance. We allocate a portion of our research and development budget to the development of our technology platform, including our Talent Master Structured Data Platform (discussed above) and the platform underlying the configuration capabilities of our solutions (what we refer to as Configurable Staffing Process Platform). Our research and development expenditures, net of provincial investment credits we receive from the province of Quebec for qualifying research and development expenditures, are expensed as incurred.

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

We believe that we compete favorably with respect to these factors. Our solutions compete with enterprise resource planning software from vendors such as Oracle Corporation and SAP AG, and also with products and services from vendors such as ADP, Cezanne, Cornerstone OnDemand Inc., Halogen Software Inc., Healthcare Source, HRSmart, iCIMs, Jobpartners, Jobvite, Kenexa Corporation, Kronos, Peopleclick Authoria Inc., Plateau Systems Ltd., Saba Software, SilkRoad Technology, Stepstone Solutions, SuccessFactors Inc., SumTotal Systems Inc., and Workday, Inc.

Our current and potential competitors include large, multi-national companies who have a larger installed base of users, longer operating histories, greater name recognition and substantially greater technical, marketing, and financial resources. In addition, we compete with smaller companies who may adapt better to changing conditions in the market. Our competitors may develop products or services that will be superior to our products, or that will achieve greater market acceptance.

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

Employees

As of December 31, 2010, we had 1,164 employees, including 144 employees from our acquisition of Learn.com and 15 employees from our acquisition of WWC. None of our employees are represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relationship with our employees to be good.

Business Combinations

Over the past three years, we expanded our market share, acquired new technology or supplemented our technology by purchasing businesses and assets focused in the talent management market. During this time period, we acquired the following businesses:

Company	Details
Learn.com, Inc.(“Learn.com”)	Taleo acquired Learn.com on October 1, 2010, which allows us to provide learning and development solutions to complement our existing talent management products.

Worldwide Compensation, Inc. (“WWC”)	Taleo acquired WWC on January 1, 2010, which allows us to directly offer a compensation management solution to larger, more complex organizations.

Vurv Technology, Inc. (“Vurv”)	Taleo acquired Vurv on July 1, 2008, which provided new customer relationships and intellectual property.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports furnished or filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on the “Investor Relations” section of our website (www.taleo.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information available on, or that can be accessed through, our website is not part of this report. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding us that we file electronically with the SEC.

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

With the exception of the years ended December 31, 2007, 2009 and 2010, we have incurred annual losses in every year since our inception. As of December 31, 2010, our accumulated deficit was $76.6 million, comprised of aggregate net losses of $62.8 million and $13.8 million of dividends and issuance costs for preferred stock. In the three months and year ended December 31, 2010, we reported a net loss of $0.6 million and a net income of $0.4 million, respectively. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis in the future. As we continue to incur costs associated with initiatives to grow our business, which may include, among other things, acquisitions, international expansion, significant hiring, and new product development, any failure to increase revenue or manage our cost structure could prevent us from achieving or sustaining profitability. For instance, in the year ended December 31, 2010, our results were negatively impacted by amortization expense associated with acquisitions. In the near term, we expect to continue to incur significant amortization expense associated with our past acquisitions. In addition, we may incur losses as a result of revenue shortfalls or increased expenses associated with our business. As a result, our business could be harmed and our stock price could decline.

Unfavorable economic conditions could limit our ability to grow our business or result in less favorable commercial terms in our customer agreements.

Our operating results may vary based on the impact of changes in economic conditions globally and within the industries in which our customers operate. The revenue growth and profitability of our business depends on the overall demand for enterprise application software and services. Our revenue is derived from organizations whose businesses may fluctuate with global economic and business conditions. Historically, economic downturns have resulted in overall reductions in corporate information technology spending. Accordingly, any downturn in global economic conditions may weaken demand for our software and services generally, or an economic decline impacting a particular industry may negatively impact demand for our software and services in the affected industry. Many of the industries we serve, including financial services, manufacturing (including automobile manufacturing), technology and retail, have recently suffered a downturn in economic and business conditions and may continue to do so. A softening of demand for enterprise application software and services, and in particular enterprise talent management solutions, caused by a weakening global economy or economic downturn in a particular sector would adversely affect our business and likely cause a decline in our revenue.

Unfavorable economic conditions may also cause increased delays in our sales cycles and increased pressure from prospective customers to offer higher discounts or less favorable payment, billing or other commercial terms than our historical practices, and may also cause increased pressure from existing customers to renew expiring software subscriptions agreements at lower rates, delay or cancel consulting or education services engagements, purchase fewer products upon renewal, or demand other less favorable commercial terms. In addition, certain of our customers may attempt to negotiate lower software subscription fees for existing arrangements because of downturns in their businesses. If we accept certain requests for higher discounts, lower fees or less favorable commercial terms, our business may be adversely affected and our revenues may decline.

Additionally, certain of our customers have become or may become bankrupt or insolvent as a result of an economic downturn, and we may lose all future revenue from such customers and payment of receivables may be lower or delayed as a result of bankruptcy proceedings.

Acquisitions and investments present many risks, and we may not realize the anticipated financial and strategic goals for any such transactions, which would harm our business, operating results and overall financial condition.

We have made, continue to make and routinely evaluate acquisitions or investments in companies, products, services, and technologies to expand our product offerings, customer base and business. For example, in 2008, we completed our acquisition of Vurv, in January 2010, we completed our acquisition of WWC, and on October 1, 2010 we completed our acquisition of Learn.com. We have limited experience in executing acquisitions and investments. Acquisitions and investments involve a number of risks, including the following:

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

During 2009 and prior years, when we sold software subscriptions and consulting services in a single arrangement (sometimes referred to as a multi-element arrangement), we recognized revenue from consulting services ratably over the term of the software subscription agreement, which is typically three or more years, rather than as the consulting services were delivered, which is typically during the first six to twelve months of a software subscription agreement. Accordingly, a significant portion of the revenue for consulting services performed in any quarterly reporting period prior to 2010 was deferred to future periods. However, under accounting guidance which we adopted on January 1, 2010, substantially all of our revenue from consulting service arrangements entered into on or after January 1, 2010 is recognized as the consulting services are delivered. In addition, if we materially modify a multi-element arrangement entered into prior to 2010, the revenue associated with consulting services delivered in prior periods that would have been recognized ratably under our pre-2010 policy, will be recognized in the period of the material modification. The application of these revenue recognition methodologies will result in our consulting revenue for the foreseeable future including a mix of revenue from consulting services delivered during the reporting period and consulting services delivered in previous reporting periods, which may make our results more difficult to understand and less indicative of our current operational trends. Further, since we recognize expenses related to our consulting services in the period in which the expenses are incurred, the consulting margins we report in any quarterly reporting period may not be indicative of the actual gross margin on consulting services delivered during the reporting period.

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

Most of our Taleo Enterprise customers enter into software subscription agreements with duration of three years or more from the initial contract date. Most of our Taleo Business Edition customers enter into annual software subscription agreements. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial term of their agreements. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers. Factors that are not within our control may contribute to such fee reductions. For instance, many companies reduced their total employee populations during the recent economic downturn. As our software subscriptions are often based on the total number of employees for which our software applications may be used by a customer, a significant employee count reduction by a customer during the term of an agreement may result in a renewal that is based on a lower maximum employee limit for the use of our products and thus a lower renewal fee. Under certain circumstances, our customers may cancel their subscriptions for our solutions prior to the expiration of the term. Our future success also depends, in part, on our ability to sell new products and services to our existing customers. If our customers terminate their agreements, fail to renew their agreements, renew their agreements upon less favorable terms or at lower fee levels, or fail to buy new products and services from us, our revenue may decline or our future revenue may be constrained.

If our efforts to attract new customers are not successful or we do not compete effectively with other companies offering talent management solutions, our revenue may not grow and could decline.

In order to grow our business, we must continually add new customers. Our ability to attract new customers will depend in large part on the success of our sales and marketing efforts and our ability to compete with other talent management solution providers. Many of our prospective customers have traditionally used other products and services for their talent management requirements or have developed internal solutions to address certain talent management requirements. If our sales and marketing efforts are not successful, our prospective customers may not be familiar with us or our solutions or may not consider our solutions to be of sufficiently high value and quality and, as a result, we may not be considered in such prospective customers’ sale cycles.

Additionally, in the past we have experienced, and expect to continue to experience, intense competition from a number of companies. Our solutions compete with enterprise resource planning software from vendors such as Oracle Corporation and SAP AG, and also with products and services from vendors such as ADP, Cezanne, Cornerstone OnDemand Inc., Halogen Software Inc., Healthcare Source, HRSmart, iCIMs, Jobpartners, Jobvite, Kenexa Corporation, Kronos, Peopleclick Authoria Inc., Plateau Systems Ltd., Saba Software, SilkRoad Technology, Stepstone Solutions, SuccessFactors Inc., SumTotal Systems Inc., and Workday, Inc. Our competitors may announce new products, services or enhancements that better meet changing industry standards or the price or performance needs of customers. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

We have had to restate our historical financial statements and have identified internal control weaknesses.

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

As part of our ongoing processes, we continue to focus on improvements in our internal control over financial reporting. We have discussed deficiencies in our financial reporting and our remediation of such deficiencies with the audit committee of our board of directors and will continue to do so as required. However, we cannot be certain that we will be able to detect, prevent or remediate all deficiencies which may exist now or in the future, including deficiencies which may constitute a material weakness in our internal control over financial reporting. Any such current or future deficiencies could materially and adversely affect our ability to provide timely and accurate financial information.

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

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance, we must enhance and improve existing products and continue to introduce new products and services. For instance, the Taleo Talent Grid, a foundation for sharing industry knowledge, technology and candidates, became generally available to our customers in September 2009, and Taleo 10, the newest version of our talent management solutions, became generally available to our customers in February 2010. Additionally, on January 1, 2010, we completed our acquisition of WWC, which allows us to offer a compensation management solution directly to our customers, and on October 1, 2010, we completed our acquisition of Learn.com, which allows us to offer a learning management solution directly to our customers. Any new products we develop or acquire may not be introduced in a timely manner, may not achieve the broad market acceptance necessary to generate significant revenue, and may generate additional development or integration expenses and resulting losses. If we are unable to develop or acquire new products that appeal to our target customer base or enhance our existing products or if we fail to price our products to meet market demand or if the products we develop or acquire do not meet performance expectations or have a higher than expected cost structure to host and maintain, our business and operating results will be adversely affected. Additionally, our efforts to expand our solutions beyond our current offerings or beyond the talent management market may divert management resources from existing operations and require us to commit significant financial resources to an unprofitable business, which may harm our existing business.

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

Any defects that cause interruptions in the availability or functionality of our solutions could result in:

•	lost or delayed market acceptance and sales of our products;

•	loss of customers;

•	product liability and breach of warranty claims against us;

•	diversion of development and support resources;

•	injury to our reputation;

•	increased billing disputes and customer claims for fee credits; and

•	failure to meet our contractual service level commitments and associated contractual liabilities.

While our software subscription agreements typically contain limitations and disclaimers that should limit our liability for damages related to defects in our software, such limitations and disclaimers may not be upheld by a court or other tribunal or otherwise protect us from such claims.

If we fail to manage our datacenter operations satisfactorily, our existing customers may experience service outages and data loss, and our new customers may experience delays in the deployment of our solution.

Our hosting infrastructure is a critical part of our business operations. Our customers access our solutions through a standard web browser via the internet and depend on us to enable fast and reliable access to our applications. We have experienced, and may in the future experience, disruptions within our hosting infrastructure, some of which have been significant, which have prevented customers from using our solutions from time to time. Factors that may cause such disruptions include:

•	software errors or defects;

•	equipment failures or defects;

•	human error;

•	physical or electronic security breaches;

•	telecommunications outages from third-party providers;

•	computer viruses or other malicious code;

•	acts of terrorism or sabotage;

•	fire, earthquake, flood and other natural disasters; and

•	power loss.

Although we back up customer data stored on our systems at least daily our infrastructure does not currently include real-time, or near real-time, mirroring of data storage and production capacity in more than one geographically distinct location. Thus, in the event of a physical disaster, or certain other failures of our computing infrastructure, customer data from recent transactions may be permanently lost.

We have also experienced significant growth in the number of users, transactions, and data that our hosting infrastructure supports. Failure to address the increasing demands on our hosting infrastructure satisfactorily may result in service outages, delays or disruptions. We seek to maintain sufficient excess capacity in our hosting infrastructure to meet the needs of all of our customers. We also maintain excess capacity to facilitate the rapid provisioning of new customer deployments and expansion of existing customer deployments. The development of new hosting infrastructure to keep pace with expanding storage and processing requirements could be a significant cost to us that we are not able to predict accurately and for which we are not able to budget significantly in advance. Such outlays could raise our cost of goods sold and be detrimental to our financial results. At the same time, the development of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure capacity requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and the loss of customers. If our hosting infrastructure capacity fails to keep pace with sales, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth.

We currently deliver our Taleo Enterprise solutions from datacenters in which we have purchased cage space, electrical power and internet bandwidth. We currently deliver our Taleo Business Edition solutions from datacenters operated via managed services arrangements through which the datacenter provider provides electrical power, hardware, and internet bandwidth. We deliver our Talent Grid solutions via similar managed services arrangements with third parties. We do not control the operation of any of the datacenter facilities mentioned above and must rely on our vendors to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. Although we believe we would be able to enter into a similar relationship with another third party should one of these relationships fail or terminate for any reason, we believe our reliance on any third-party vendor exposes us to risks outside of our control. If these third-party vendors encounter financial difficulty such as bankruptcy or other events beyond our control that cause them to fail to secure adequately and maintain their hosting facilities or provide the required data communications capacity, our customers may experience interruptions in our service or the loss or theft of important customer data.

We may in the future consolidate certain of our data centers with our other existing data centers, or move certain data center operations to new facilities. For example, we recently consolidated our U.S. production data center operations for our Taleo Enterprise solution into a new facility in the Chicago, Illinois area. When we consolidated these data center operations, we relocated existing hardware, purchased new hardware, and migrated all of our Taleo Enterprise customers’ proprietary information and their users’ personal information. Although we take reasonable precautions designed to mitigate the risks of such a move, such transitions create increased risk of service disruptions, outages and the theft or loss of important customer and user data that could harm our reputation, subject us to financial liability, and adversely affect our revenue and earnings. We may also elect to open computing and communications hardware operations at additional third-party facilities located in the United States, Europe or other regions. We are not experienced at operating such facilities in jurisdictions outside the United States and doing so may pose additional risk to us.

If, as a result of our datacenter operations, our customers experience service interruptions or the loss or theft of their data caused by us, we may be required to issue credits pursuant to the terms of our contracts and may also be subject to financial liability or customer losses. Such credits could reduce our revenues below the levels that we have indicated we expect to achieve and adversely affect our margins and operating results.

Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

The consolidation or acquisition of our competitors or other similar strategic alliances or changes in product offerings could weaken our competitive position or reduce our revenue.

There has been vendor consolidation in the market in which we operate and we believe such consolidation is likely to continue. There may also be consolidation by one or more vendors with respect to the product sets currently offered by distinct talent management and human resource software vendors. Additional consolidation within our industry may change the competitive landscape in ways that adversely affect our ability to compete effectively.

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

Additionally, our continued success depends, in part, on our ability to attract and retain qualified personnel in the software design and development, sales, and other functions of the business. In certain of the jurisdictions in which we operate the talent pool for such qualified personnel may be limited and we may find it difficult to attract and retain qualified personnel. For instance, a significant portion of our software development function is conducted in Quebec City, a relatively limited labor market. Additionally, we may find it difficult or more costly to attract and retain qualified personnel in alternative jurisdictions in which the talent pool is less limited, or the personnel we hire in such jurisdictions may be less effective than we expect. It may also be particularly challenging to retain employees as we integrate newly acquired entities due to uncertainty among employees regarding their career options and cultural differences between us and the newly acquired entities.

We may lose sales opportunities if we do not successfully develop and maintain strategic relationships to sell and deliver our solutions.

We have partnered with a number of BPO and HRO providers that resell our solutions as a component of their outsourced human resource services and we intend to partner with more BPOs and HROs in the future. If customers or potential customers begin to outsource their talent management functions to BPOs or HROs that do not resell our solutions, or to BPOs or HROs that choose to develop their own solutions, our business will be harmed. In addition, we have relationships with third-party consulting firms, system integrators and software and service vendors who provide us with customer referrals, integrate their complementary products with ours, cooperate with us in marketing our products and provide our customers with system implementation or other consulting services. If we fail to establish new strategic relationships or expand our existing relationships, or should any of these partners fail to work effectively with us or go out of business, our ability to sell our products into new markets and to increase our penetration into existing markets may be impaired.

A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.

Sales to U.S. and foreign federal, state and local governmental agency end-customers have accounted for a small portion of our revenue, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products and services to such governmental entity. Government entities may require contract terms that differ from our standard arrangements. In addition, government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Some of our sales to government entities have been made indirectly through third-party prime contractors that resell our solutions. Government entities may have contractual or other legal rights to terminate contracts with our resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations.

Additionally, governments routinely audit and investigate government contractors, and we may be subject to such audits and investigations. For example, we have been subject to government contract audits in the past and we are currently responding to subpoenas from the Department of Homeland Security’s inspector general’s office relating to our commercial pricing for the Transportation Security Administration, a government entity that accessed our services through a third party prime contractor. As a result of an audit or investigation, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture or refund of profits or certain fees collected, suspension of payments, fines, and suspension or prohibition from doing business with the government entity. In addition, we could suffer serious reputational harm if allegations of impropriety are made against us.

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

During the year ended December 31, 2010, application revenue generated outside of the United States was 17% of total application revenue, based on the location of the legal entity of the customer with which we contracted. Of the application revenue generated outside the United States, 5% was generated in Canada. We conduct research and development in Quebec, Canada as well as other international locations. We currently have international offices outside of North America in Australia, France, the Netherlands, and the United Kingdom, which focus primarily on selling and implementing our solutions in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

We currently have foreign sales denominated in foreign currencies, including the Australian dollar, British pound sterling, Canadian dollar and the euro, and may in the future have sales denominated in the currencies of additional countries. We also incur a substantial portion of our operating expenses in Canadian dollars and, to a much lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may positively or negatively affect our business, financial condition and operating results. For instance, in 2010, the impact of changes in foreign currency exchange rates compared to the average rates in effect during 2009 was a $2.1 million gain. In 2011, the volatility in exchange rates for foreign currencies has continued and may continue and, as a result, we may continue to see fluctuations in our revenue and expenses, which may impact our operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

If we fail to defend our proprietary rights aggressively, our competitive advantage could be impaired and we may lose valuable assets, experience reduced revenue, and incur costly litigation fees to protect our rights.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our proprietary rights in our products and services. We do not significantly rely on patent registrations to protect our intellectual property. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries in which we operate. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors from developing technologies independently that are substantially equivalent or superior to our products. Initiating legal action has been and may continue to be necessary in the future to enforce our intellectual property rights. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business.

Current and future litigation against us could be costly and time consuming to defend.

We are sometimes subject to legal proceedings and claims that arise in the course of business. For example, we are currently defendant in a suit alleging patent infringement which is described in more detail in Note 11 of the Notes to Condensed Consolidated Financial Statements. Litigation may result in substantial costs, including lengthened or discontinued sales cycles due to concerns of existing or prospective customers with respect to litigation, and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. See Note 11 of the Notes to Condensed Consolidated Financial Statements, for further information regarding pending and threatened litigation and potential claims.

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

Because our pre-tax income (loss) is relatively small, if management or our independent registered public accounting firm identify an error in our interim or annual financial statements, it is more likely that such an error may be determined to be a material weakness or may meet the quantitative threshold established under Staff Accounting Bulletin No. 99, “Materiality”, that could, depending upon the complete quantitative and qualitative analysis, result in our having to restate previously issued financial statements.

Our reported financial results may be adversely affected by changes in generally accepted accounting principles or changes in our operating history that impact the application of generally accepted accounting principles.

Accounting principles generally accepted in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, the American Institute of Certified Public Accountants, or AICPA, the Public Company Accounting Oversight Board and various other organizations formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our historical or future financial results.

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

The majority of our research and development activities are conducted through our Canadian subsidiary, Taleo (Canada) Inc. We participate in a provincial government program in Quebec that provides refundable investment tax credits based upon qualifying research and development expenditures. These expenditures primarily consist of the salaries for the persons conducting research and development activities. We have participated in the program since 1999, and expect that we will continue to receive these refundable investment tax credits through December 2010. In 2009 and 2010, we recorded, respectively, a $2.4 million and $2.8 million reduction in our research and development expenses as a result of this program. This particular refundable investment tax credit program in Quebec has been eliminated for 2011 and beyond. We have applied for an alternative provincial investment tax credit program that will replace the expiring December 2010 Quebec program and our application is under review by the Quebec revenue authorities. It is uncertain whether we will qualify under this new program, and if we do qualify, the total amount of refundable tax credits we will receive is uncertain. If we are unsuccessful in qualifying for this alternative provincial tax credit program our financial condition and operating results may be adversely affected.

In addition to the provincial research and development refundable investment tax credit program described above, our Canadian subsidiary is participating in a scientific research and experimental development, or SRED, program administered by the Canadian federal government that provides income tax credits based upon qualifying research and development expenditures. For tax years 2009 and 2010, we recorded an estimated SRED credit claim of approximately $1.0 million and $1.1 million respectively. Our Canadian subsidiary is eligible to remain in the SRED program for future tax years as long as its development projects continue to qualify. These Canadian federal SRED tax credits can only be applied to offset Canadian federal taxes payable and are reported as a credit to our tax provision to the extent they reduce taxes payable to zero with any residual benefits recorded as a net deferred tax asset. We believe that our Canadian subsidiary is in compliance with these government programs and that all amounts recorded will be fully realized. If these SRED investment tax credits are reduced or disallowed by the federal Canada Revenue Agency (“CRA”), our financial condition and operating results may be adversely affected.

In December 2008, we were notified by the CRA of their intention to audit tax years 2002 through 2007. To date, CRA has issued assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and CAD $6.9 million, respectively. In December of 2010, we received a proposal letter from CRA with regards to tax year 2004, detailing their initial proposal of increasing taxable income of CAD $7.2 million. These adjustments relate, principally, to our treatment of Canadian Development Technology Incentives (“CDTI”) tax credits and income and expense allocations recorded between us and our Canadian subsidiary. We disagree with the CRA’s basis for these adjustments and have appealed their assessments through applicable administrative and judicial procedures.

There could be significant changes to unrecognized tax benefits over the next twelve months depending on the outcome of any tax audit. We have recorded income tax reserves believed to be sufficient to cover any potential tax assessments for the open tax years. In the event the CRA audit results in adjustments that exceed our recorded tax reserves, we may have to accrue additional tax expense, and to the extent the CRA audit results in adjustments that exceed both our tax reserves and our available deferred tax assets, we may be required to accrue and pay additional tax, penalties and interest, the amount of which cannot be reasonably estimated at this time.

We have sought U.S. tax treaty relief through the appropriate Competent Authority tribunals for the 2002 and 2003 assessments received by the CRA, and have indicated our intent to do so for 2004 when CRA issues their final assessment. Although we believe we have reasonable basis for our tax positions, it is possible an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular quarter or annual period.

As we continue to expand domestically and internationally, we are increasingly subject to reviews by various U.S. and foreign taxing authorities the outcomes of which could negatively impact our financial results. While we have reserved for these uncertainties and do not expect the outcomes of these reviews to be material to our operations, our current assessment as to the potential financial impact of these reviews could prove incorrect and we may incur additional income tax expense in the period the uncertainty is resolved.

We are currently under review by the province of Quebec regarding the application of the contribution to the Fonds des services de santé (“FSS”), pursuant to the Act respecting the “Régie de l’assurance maladie du Québec” with respect to the stock option benefits derived by Taleo Canada employees participating in the Taleo Corporation stock option plan. We disagree with the conclusion that we are subject to the contribution requirements. We have received proposed assessments that we continue to discuss and reconcile with representatives of the Quebec government and have received a final assessment for 2006. We plan to formally object to this assessment and any future final assessments. Based upon a recent court ruling in Quebec that was adverse to a taxpayer in a fact scenario similar to ours, we have recorded a reserve for a potential contribution liability. We believe our reserve recorded is sufficient to cover any potential final assessments for the open years. In the event the audit results in adjustments that exceed our recorded reserve, we may have to accrue additional liabilities which could have a material adverse impact on our operating results.

Our reported financial results may be adversely affected by changes in tax laws or changes in the application of tax laws.

Changes in applicable tax laws and regulations, and the related rulings, interpretations, and developments can affect our overall effective income tax rate. For instance, we have historically applied existing and available net operating loss carryforward balances to reduce our income tax liabilities in various taxing jurisdictions. In

2008 and 2009, the State of California suspended the ability of corporations to apply net operating losses to reduce taxable income in these years. In October 2010, the State of California suspended the use of net operating losses for California income tax purposes for our tax years ended December 31, 2010 and December 31, 2011. In addition, Illinois has suspended the use of net operating losses for Illinois income tax purposes for our tax years ending December 31, 2011 through December 31, 2014. If additional states curtail the use of net operating losses, our tax expense may increase. Furthermore, as we expand our international operations, complete acquisitions, develop new products and new distribution models, implement changes to our operating structure or undertake intercompany transactions, changes in tax laws may result in an increase to our tax expense.

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

Although we believe our tax estimates are reasonable, the estimation process and interpretations of applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. The tax laws’ treatment of software and internet-based transactions is particularly uncertain and in some cases currently applicable tax laws are ill-suited to address these kinds of transactions. For instance, the application of U.S. state and local sales/use tax laws to our business model is not uniform across all state taxing jurisdictions with some jurisdictions addressing the taxability of our revenue streams through statutes, regulations and public rulings, other jurisdictions taking positions through unpublished private rulings, while still others are silent. We believe we have appropriately reserved for any potential uncollected sales/use taxes; however, our interpretations are not binding on tax authorities and the outcome of any future audit is uncertain and could have a material impact on our operations.

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

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies may become more likely. We are particularly sensitive to these risks because the Internet is a critical component of our business model. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for solutions accessed via the Internet and restricting our ability to store, process and share data with our customers via the Internet. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Legislation has been proposed, from time to time, that may impact the way that internet service providers treat Internet traffic. The outcome of such proposals is uncertain but certain outcomes may negatively impact our business or increase our operating costs. Any regulation imposing greater fees for internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of internet-based services, which could harm our business.

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

We believe that our current offices and facilities are adequate to meet our requirements for the foreseeable future.

Our executive offices and principal office for domestic marketing, sales, professional services and development occupy approximately 47,500 square feet in Dublin, California under a lease that expires in June 2013. We lease approximately 41,000 square feet of space in Quebec City, Canada where we primarily perform product development, production, and customer support activities. We lease additional offices for sales, account management and support activities in the United States, including offices in Jacksonville, Florida, Naperville, Illinois and Petaluma, California. We also lease offices for our sales and services personnel in London, United Kingdom, Melbourne and Sydney, Australia and Paris, France.

In connection with our acquisition of Learn.com, we assumed the lease of approximately 20,500 square feet of office space in Sunrise, Florida and approximately 5,000 square feet of office space in Redwood Shores, California. The facility in Sunrise, Florida, which at the time of the acquisition was Learn.com’s principal office, is used for customer training and other general operations, while the facility in Redwood Shores, California, is used for customer training and other general operations.

We also operate data centers in the U.S. and Europe pursuant to various lease agreements and co-location arrangements.

We believe that our existing facilities and offices are adequate to meet our current requirements. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

Kenexa Litigations — Kenexa BrassRing, Inc., (“Kenexa”) filed suit against us in the United States District Court for the District of Delaware on August 27, 2007. Kenexa alleges that we infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining us from further infringement. We answered Kenexa’s complaint on January 28, 2008. On May 9, 2008, Kenexa filed a similar lawsuit against Vurv Technology, Inc. (now known as Vurv Technology LLC) (“Vurv”) in the United States District Court for the District of Delaware, alleging that Vurv has infringed Patent Nos. 5,999,939 and 6,996,561, and seeking monetary damages and an order enjoining further infringement. Vurv answered Kenexa’s complaint on May 29, 2008. We acquired Vurv on July 1, 2008. We have reviewed these matters and believe that neither our nor Vurv’s software products infringe any valid and enforceable claim of the asserted patents. We have engaged in settlement discussions with Kenexa, but no settlement agreement has been reached. Litigation is ongoing with respect to these matters, and both parties have filed summary judgment motions. Trial scheduled for the week of December 6, 2010, was postponed and rescheduled to begin on June 27, 2011.

On June 30, 2008, we filed a reexamination request with the United States Patent and Trademark Office (“USPTO”), seeking reconsideration of the validity of Patent No. 6,996,561 based on prior art that we presented with our reexamination request. Finding that our reexamination request raised a “substantial new question of patentability,” the USPTO ordered reexamination of Patent No. 6,996,561 on September 5, 2008. On November 13, 2008, the USPTO issued an office action rejecting all of the claims of Patent No. 6,996,561 because they are either anticipated by or unpatentable over the prior art. After comments by both parties to the reexamination, on June 4, 2009 the USPTO issued a subsequent action standing by its determination that certain claims of Patent No. 6,996,561 are unpatentable, but indicating patentability of other claims. Both parties have since provided additional comments on this subsequent action and both parties have since filed appeals to elements of the reexamination to the USPTO’s Board of Patent Appeals and Interferences. The USPTO Board of Patent Appeals and Interferences has set an oral hearing for April 6, 2011. Accordingly, the USPTO’s reexamination of Patent No. 6,996,561 is ongoing.

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

Other Matters — In addition to the matters described above, we are subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against us by customers, former employees and advisors and competitors. We are also subject to legal proceedings or discussions that may result in litigation, settlements or other liabilities in the future. For instance: (1) we have received and are currently responding to a subpoenas from the Department of Homeland Security’s inspector general’s office relating to our commercial pricing for the Transportation Security Administration, a government entity that accessed our services through a third party prime contractor, and as a result of this inquiry, we may be subject to penalties, sanctions, or other damages, including forfeiture or refund of profits or certain fees collected, fines and suspension or prohibition from doing business with the involved government entity; (2) in the first half of 2010, we became aware that certain Taleo customers had been contacted by an intellectual property licensing firm asserting that a usability feature of the Taleo software was subject to patents held by the intellectual property licensing firm, and we are in discussions with the patent holder with respect to these assertions; (3) we were recently notified of a potential collective and/or class action claim under federal and state wage and hour laws with respect to a portion of our employee population, and we are in discussions with the potential claimants with respect to these assertions; and (4) we were recently notified by a former customer that the former customer intends to seek indemnification from us with respect to costs arising from an alleged data privacy breach involving the Vurv product that we acquired in 2008. Taleo is currently awaiting more information about this potential claim from the former customer.

We accrue for estimated losses in the accompanying consolidated financial statements for matters with respect to which we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Based on currently available information, we do not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, is likely to have a material adverse effect on our financial position, results of operations or cash flows. However litigation is subject to inherent uncertainties and our view on these matters may change in the future. Were an unfavorable outcome to occur in any one or more of those matters or the matters described above, over and above the amount, if any, that has been estimated and accrued in the our consolidated financial statements, it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

	High	Low
For the year ended December 31, 2010
Fourth quarter	$32.66	$27.28
Third quarter	30.43	23.05
Second quarter	27.93	21.97
First quarter	27.22	19.17
For the year ended December 31, 2009
Fourth quarter	$23.86	$19.72
Third quarter	22.65	16.39
Second quarter	19.03	11.60
First quarter	12.30	7.09

As of February 23, 2011, there were approximately 127 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholder, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities(1)

Period	Total Number of Shares Purchased	Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2010 through October 31, 2010	22,697	$29.57	(2)	—	—
November 1, 2010 through November 30, 2010	—	—		—	—
December 1, 2010 through December 31, 2010	—	—		—	—

	22,697	$29.57	(2)	—	—

(1)	In connection with our awards of restricted stock and/or performance shares, we repurchase common stock from employees as consideration for the payment of required withholding taxes.
(2)	Represents the price per share.

Dividend Policy

We have never declared or paid any cash dividends on our Class A common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our Class A common stock in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from December 31, 2005 through December 31, 2010 of cumulative total return for Taleo’s Class A common stock, the Nasdaq stock Market (U.S.) Index and the Nasdaq Computer and Data Processing Index. The graph assumes that $100 was invested on December 31, 2005 in Taleo’s Class A common stock and each of the indices as noted below, including reinvestment of dividends. No dividends have been paid or declared on Taleo’s Class A common stock. Note that historic stock price performance is not necessarily indicative of future stock price performance.

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

The information below is derived from our consolidated financial statements and should be read in conjunction with Item 8.— Financial Statements and Supplementary Data and Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations. The consolidated statement of operations data for each of the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 are derived from our consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statements of Operations Data(1):
Revenue:
Application	$199,302	$173,495	$138,628	$105,032	$79,116
Consulting	37,973	24,917	29,791	23,038	15,864

Total revenue	237,275	198,412	168,419	128,070	94,980
Cost of revenue:
Application	48,765	41,478	32,376	22,642	19,394
Consulting	29,671	24,614	25,269	18,098	12,857

Total cost of revenue	78,436	66,092	57,645	40,740	32,251

Gross profit	158,839	132,320	110,774	87,330	62,729
Operating expenses:
Sales and marketing	77,721	65,731	53,827	37,172	29,841
Research and development	43,431	34,847	30,994	23,197	19,722
General and administrative	43,834	33,152	32,382	24,281	21,619
Restructuring and severance expense	—	—	1,914	—	414

Total operating expenses	164,986	133,730	119,117	84,650	71,596

Operating income (loss)	(6,147)	(1,410)	(8,343)	2,680	(8,867)
Other income (expense):
Interest income	482	329	1,717	3,045	2,891
Interest expense	(106)	(166)	(199)	(137)	(107)
Fees for early extinguishment of debt	—	—	—	—	—
Gain on re-measurement of previously held interest in WWC	885	—	—	—	—
WWC purchase option write-off	—	(1,084)	—	—	—
Settlement of Vurv escrow account	—	2,471	—	—	—

Total other income (expense), net	1,261	1,550	1,518	2,908	2,784
Income (loss) before provision for (benefit from) income taxes	(4,886)	140	(6,825)	5,588	(6,083)
Provision for (benefit from) for income taxes	(5,306)	(1,153)	1,303	3,083	(323)

Net income (loss) attributable to Class A common stockholders	$420	$1,293	$(8,128)	$2,505	$(5,760)

Net income (loss) attributable to Class A common stockholders per share — basic	$0.01	$0.04	$(0.29)	$0.10	$(0.29)

Net income (loss) attributable to Class A common stockholders per share — diluted	$0.01	$0.04	$(0.29)	$0.09	$(0.29)

Weighted-average Class A common shares — basic	39,685	31,507	27,569	24,116	20,031
Weighted-average Class A common shares — diluted(2)	40,915	32,406	27,569	28,777	20,031

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$141,588	$244,229	$49,462	$86,135	$58,785
Working capital	87,937	202,524	19,594	60,515	49,310
Total assets	523,836	456,377	283,189	164,821	118,571
Long-term debt(3)	46	107	519	16	17
Total preferred stock and exchangeable share obligation	—	—	—	331	796
Total stockholders’ equity	368,515	337,209	172,421	85,668	61,155

(1)	We acquired Learn.com in October 2010, WWC in January 2010, Vurv in July 2008, certain assets of Wetfeet, Inc. in July 2007, and certain assets of JobFlash, Inc. in March 2007. Our consolidated statement of operations and balance sheet data include the results of Learn.com, WWC, Vurv Technology, Wetfeet, Inc., and JobFlash, Inc. only for periods subsequent to October, 1, 2010, January 1, 2010, July 1, 2008, July 3, 2007, and March 7, 2007, respectively. See Item 7, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations and Dispositions” of the Notes to Consolidated Financial Statements for additional information regarding these acquisitions.
(2)	Exchangeable shares, redeemable convertible preferred stock, stock options, and warrants are not included if antidilutive for the periods presented. See Note 7 “Common Stock” of the Notes to Consolidated Financial Statements.
(3)	Includes and capital leases related to production equipment and internal use software. See Note 9 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On October 1, 2010, we completed our acquisition of Learn.com, a private company headquartered in Florida that provides SaaS learning and development solutions designed to enable businesses to more seamlessly develop, deliver and manage education and training to employees, customers, partners and resellers. We expect the Learn.com learning and development management solutions to complement our existing performance management products. The total consideration paid by us to acquire all of the outstanding common stock and vested options of Learn.com was approximately $124 million in cash. The acquisition of Learn.com did not significantly contribute to our revenues for the quarter ended December 31, 2010, primarily due to the ratable nature of the revenues.

On January 1, 2010, we completed the acquisition of WWC, a private company with headquarters in California that provides compensation management solutions, when we purchased the remaining 84% equity interest from the former shareholders of WWC. Previously, in the third quarter of 2008, we made an investment of $2.5 million for a 16% equity investment in and an option to purchase WWC at a later date. Accordingly, the assets, liabilities and operating results of WWC have been reflected in our consolidated financial statements from the date of acquisition. The total consideration paid by us for the portion of WWC that we did not already own was approximately $14.1 million in cash, including approximately $0.3 million in transaction costs and $0.4 million in incentive compensation. No contingent cash payments remain for this transaction. Additionally, we re-measured the previously held 16% equity interest to its fair value resulting in a $0.9 million gain being recorded in the statement of operations for the three months ending March 31, 2010. We expect the WWC compensation management solutions to complement our existing performance management products.

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

The term of our application agreements signed with new customers purchasing Taleo Enterprise in 2010 and 2009 was typically three or more years. The term of application agreements for new customers purchasing Taleo Business Edition in 2010 and 2009 was typically one year.

Application agreements entered into during 2010 and 2009 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations.

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

This change in policy significantly increased consulting revenue and related gross margins in 2010 as we recognized previously deferred services revenue ratably for multi-element arrangements that occurred prior to fiscal year 2010, while consulting revenue from new transactions in 2010 was generally recognized as performed.

Consulting revenue recognized in 2010 related to multi-element arrangements entered into prior to 2010 was approximately $13.4 million. Additionally, in 2010 we deferred revenue of $9.7 million for services performed related to multi-element arrangements entered into prior to 2010. For 2010, the impact on our revenue under the new accounting guidance as compared to our previous methodology resulted in approximately $8.8 million of revenue recognized as performed that would have previously been deferred and recognized ratably.

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

We currently deliver our Taleo Enterprise solutions from secure datacenters operated by third parties in which we have purchased cage space, electrical power and internet bandwidth. We currently deliver our Taleo

Business Edition solutions from datacenters operated via third party managed services arrangements through which the datacenter provider provides electrical power, hardware, and internet bandwidth. We deliver our Talent Grid solutions via a similar managed services arrangement with third parties.

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

In addition to fixed subscription fees arrangements, we have on limited occasions, entered into, or acquired, arrangements which include perpetual licenses with hosting services to be provided over a fixed term. For hosted arrangements, revenues are recognized in accordance with the standards established by the FASB for hosting arrangements that includes a right of the customer to use the software on another entity’s hardware.

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

We elected to early adopt this accounting guidance for the year ending December 31, 2010 on a prospective basis.

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. Our consulting services have standalone value because those services are sold separately by other vendors, and we have VSOE for determining fair value for consulting services based on the consistency in pricing when sold separately. Our application services have standalone value as such services are often sold separately. However, we use ESP to determine fair value for application services when sold in a multi-element arrangement as we do not have VSOE for these application services and TPE is not a practical alternative due to differences in features and functionality of other companies offerings. When new application services products are acquired or developed that require significant consulting services in order to deliver the application service, and the application and consulting services cannot support standalone value, then such application and consulting services will be evaluated as one unit of accounting. We determined our ESP of fair value for our application services based on the following:

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

This change in policy significantly increased consulting revenue and related gross margins in 2010 as we recognized previously deferred services revenue ratably for multi-element arrangements that occurred prior to fiscal year 2010, while consulting revenue from new transactions in 2010 were generally recognized as performed.

Consulting revenue recognized in 2010 related to multi-element arrangements entered into prior to 2010 was approximately $13.4 million. Additionally, in 2010 we deferred revenue of $9.7 million for services performed related to multi-element arrangements entered into prior to 2010. For 2010, the impact on our revenue under the new accounting guidance as compared to our previous methodology resulted in approximately $8.8 million of revenue recognized as performed that would have previously been deferred and recognized ratably.

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

Stock-based Compensation

We measure all share-based payments to employees, including grants of stock options, based on the grant date fair value of the awards and recognize these amounts in our consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). We amortize the fair value of share-based payments on a straight-line basis.

To estimate the fair value of an award, we use the Black-Scholes pricing model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. We estimate the expected volatility of common stock at the date of grant based on a combination of our historical volatility and the volatility of comparable companies. We estimate the expected term using the simplified method. We elected to use the simplified method due to a lack of term length data as we completed our initial public offering in October 2005 and our options meet the criteria of the “plain-vanilla” options. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical dividend payouts. Commencing in the first quarter of 2011, we expect to estimate the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant appropriate for the expected term of employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

We will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our own stock-based compensation on a prospective basis, and incorporate these factors into the Black-Scholes pricing model. As a result, if factors change, our stock-based compensation expense could be materially different in the future.

Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets

We perform a goodwill impairment test annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among other things. The impairment test is performed by determining the fair value of the reporting unit based on estimated discounted future cash flows and also considering the market price of our common stock. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We did not record any charges related to goodwill impairment during 2010 as our assessment indicated that the estimated fair value of our reporting units was substantially in excess of their carrying values.

Identified intangible assets primarily consist of acquisition-related developed technology, customer relationships, trade names and non-compete agreements which are generally amortized over the periods of benefit, ranging from one to seven years. We review the carrying value of long-lived assets including intangible assets when impairment indicators arise. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There were no material impairment charges related to identified intangible assets during 2010.

Income Taxes

We are subject to income taxes in the United States and foreign jurisdictions based upon actual and estimated amounts. We record deferred tax assets and liabilities on the balance sheet as temporary differences arise. Our temporary differences arise because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses. A difference between the tax basis of an asset or a liability and its reported amount in the statement of financial position will result in taxable or deductible amounts in some future year(s) when the reported amounts of assets are recovered and the reported amounts of liabilities are settled. Deferred tax assets, related valuation allowances, and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating current tax expense (benefit) together with assessing temporary differences. Our deferred tax assets consist primarily of net operating loss carryforward balances, Canadian federal investment tax credits, and temporary differences related to deferred revenue and stock based compensation. Our deferred tax liabilities consist primarily of acquired intangible assets that are amortizable for financial reporting purposes only.

We assess the likelihood that our deferred tax assets will be deductible in some future year(s) and a valuation allowance is recorded if it is deemed more likely than not that they will not be deductible. As of December 31, 2010 we continue to maintain a valuation allowance against our U.S. deferred tax assets. In addition, we expect to provide a valuation allowance on future U.S. tax benefits until significant positive evidence arises that demonstrates that these assets are more likely than not to be deductible in some future year(s). We consider all available evidence, both positive and negative, to determine whether a valuation allowance is needed. In making this determination, we give significant weight to evidence that can be objectively verified. It is generally difficult to conclude that a valuation allowance is not needed when there is significant negative evidence, such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results. Therefore, cumulative losses weigh heavily in our overall assessment. In addition to considering forecasts of future taxable income, we also evaluate and quantify, when available, other possible sources of taxable income, namely the reversal of existing taxable temporary differences, taxable income in prior carryback years(s) if carryback is permitted under the tax law, and the implementation of tax planning strategies. Evaluating and quantifying these amounts involves significant judgment. Certain taxable temporary differences that are not expected to reverse during the carryforward periods cannot be considered a source of future taxable income. In determining the valuation allowance we did not include the taxable temporary difference related to certain transaction costs realized during our acquisition of Vurv. These transaction costs were deducted for tax purposes and capitalized for financial reporting. This difference creates a deferred tax liability which is not expected to reverse in the future (i.e. is considered to have an indefinite life) and cannot be used as a source of future taxable income.

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenue and expenses between each of our legal entities that are located in several countries. Our determinations include many estimates based on our knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third-parties. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Although we believe that our estimates are reasonable, the final tax outcome of these matters could be different from amounts reported in our historical statements. Such differences could have a material effect on our income tax provision in the period in which such determination is made.

We are periodically examined by domestic and foreign tax authorities. These examinations include questions regarding the timing and amount of income and deductions and the allocation among various tax jurisdictions. Our estimate of the potential outcome for any uncertain tax position is highly judgmental. We account for uncertain tax positions by recognizing and measuring tax benefits taken or expected to be taken on a tax return. A tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If the recognition threshold is met, only the portion of the tax benefit that is greater than 50 percent likely to be realized upon settlement with a taxing authority (that has full knowledge of all relevant information) is recorded. The tax benefit that is not recorded is considered an unrecognized tax benefit and disclosed in our financial statements. The assessment of the recognition threshold and the measurement of the associated tax benefit might change as new information becomes available. Although we believe we have adequately recognized and measured our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust the recognition and measurement of our uncertain tax positions based upon changing facts and circumstances, such as the closing of a tax audit, judicial rulings, or realization of revenues or expenses that differ from our estimates. We do not adjust our recognition or measurement based upon a reassessment of existing facts. The effective settlement with a taxing authority of an unrecognized tax benefit balance will generally result in the recognition of a tax benefit in the settlement period.

Historically, we have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. taxes have been provided thereon. We intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the United States.

Results of Operations

The following tables set forth certain consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Year Ended December 31,
	2010	2009	2008
Condensed Consolidated Statement of Operations Data:
Revenue:
Application	84%	87%	82%
Consulting	16%	13%	18%

Total revenue	100%	100%	100%
Cost of revenue (as a percent of related revenue):
Application	24%	24%	23%
Consulting	78%	99%	85%

Total cost of revenue	33%	33%	34%

Gross profit	67%	67%	66%
Operating expenses:
Sales and marketing	33%	33%	32%
Research and development	18%	18%	18%
General and administrative	19%	17%	19%
Restructuring	0%	0%	1%

Total operating expenses	70%	68%	71%

Operating income (loss)	(3)%	(1)%	(5)%
Other income (expense):
Interest income	0%	0%	1%
Interest expense	0%	0%	0%
Other income	1%	1%	0%

Total other income, net	1%	1%	1%
Income (loss) before provision for (benefit from) income taxes	(2)%	0%	(4)%
Provision for (benefit from) income taxes	(2)%	(1)%	1%

Net income (loss)	0%	1%	(5)%

Comparison of the Years ended December 31, 2010 and 2009

Revenue

	2010	2009	$ Change	%
	(In thousands)
Application revenue	$199,302	$173,495	$25,807	15%
Consulting revenue	37,973	24,917	13,056	52%

Total revenue	$237,275	$198,412	$38,863	20%

Application revenue increased due to sales to new customers, successful renewals of existing customers, sales of additional applications and broader roll out of our applications by existing customers and the addition of customers through our acquisition of WWC on January 1, 2010 and Learn.com on October 1, 2010. Application revenue from our products for medium and larger, more complex organizations increased by $21.0 million in

2010 as compared to 2009 and application revenue from our small business product lines increased by $4.8 million for 2010 as compared to 2009. Our list prices for application services have remained relatively consistent on a year-over-year basis, and renewals of application services for medium and larger more complex organization, on a dollar-for-dollar basis, remained strong at approximately 97%. The increase in application revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improvement in renewal rates over the past twelve months, and incremental revenue resulting from the acquisition of Learn.com in October 2010. For 2011, we expect to see renewals in the same percentage range, but unexpected events, such as significant staff reductions within our customer base, may negatively impact our renewal trends. We expect total application revenue to increase in 2011 as we continue to increase our sales of new and existing applications into our installed customer base, new customers and customers acquired from Learn.com.

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

For 2010, consulting revenue increased as a result of an increase in revenue recognized from consulting services associated with new product implementations that were delivered in past periods and are recognized ratably. Also, consulting revenue recognized as services are performed increased in 2010 when compared to 2009 resulting from higher demand for services from an increased number of customers. We expect total consulting revenue to increase in 2011 due to an increase in services to be performed in 2011 while we continue to recognize revenue ratably for pre-2010 multi-element arrangements. The utilization rate for our consultants is the percentage of time billable out of a 2,080 hour year and we experienced a slight increase in 2010 from 65% in 2009 to 67% in 2010. The prices of our consulting services were relatively consistent on a period-to-period comparative basis.

Our U.S. company is the contracting party for all sales agreements in the United States and our Canadian subsidiary is the contracting party for all Taleo Enterprise Edition sales agreements in Canada. Prior to January 1, 2005, certain of our subsidiaries outside of North America were the contracting parties for sales transactions within their regions. After January 1, 2005, our U.S. company has been the contracting party for all new sales agreements and renewals of existing sales agreements entered into with customers outside of North America. Accordingly, as our customers renew their agreements with us over time, the percentage of total revenue identified to our subsidiaries outside of North America declined. Accordingly, the geographic mix of total revenue, based on the country of location of the Taleo contracting entity, in the year ended December 31, 2010 was about 96% and 4% in the United States and Canada, respectively, as compared to about 96%, less than 4% and less than 1%, respectively, in the United States, Canada and rest of the world in the year ended December 31, 2009.

We also track the geographic mix of our revenue on the basis of the location of the contracting entity for our customers. The geographic mix of application revenue based on the region of location of the customer contracting in the year ended December 31, 2010 was 83% from the United States, 4% from Canada, 9% from Europe, and 4% from the rest of the world. The geographic mix of application revenue based on the region of location of the customer contracting in the year ended December 31, 2009 was 81% from the United States, 4% from Canada, 11% from Europe, and 4% from the rest of the world and for the year ended December 31, 2008, it was 83% from the United States, 5% from Canada, 8% from Europe, and 4% from the rest of the world. Due to the nature of consulting services revenue recognition, it is impracticable to determine revenue by location of the contracting customer however, the trends for contracted consulting services would be expected to be similar to the geographic mix of application revenue.

Cost of Revenue

	2010	2009	$ Change	%
	(In thousands)
Cost of revenue — application	$48,765	$41,478	$7,287	18%
Cost of revenue — consulting	29,671	24,614	5,057	21%

Cost of revenue — total	$78,436	$66,092	$12,344	19%

Cost of revenue — application — summary of changes

Change from 2009 to 2010
Employee-related costs	$1,881
Hosting facility costs	2,582
Software support	1,472
Depreciation and amortization	1,098
Other professional services	(33)
Various other expenses	287

$7,287

The increase in cost of application revenue in 2010 was primarily driven by an increase in hosting facility costs, employee-related costs, software support costs and depreciation and amortization expense. Hosting facility expenses increased due to increased capacity, and costs resulting from infrastructure investments and support cost associated with our new U.S. production data center which went into service in the second quarter of 2010 in the Chicago, Illinois area. Employee-related costs increased as a result of the hiring of additional employees primarily in connection with the acquisition of Learn.com, an increase in compensation cost due to merit pay raises, and an increase in incentive compensation as compared to the prior year. Software support costs increased due to additional third-party software purchases used to support our product offerings. Depreciation and amortization expense increased due to the amortization of intangible assets obtained in connection with the acquisitions of Learn.com and WWC. Other professional services decreased slightly in 2010 compared to 2009 due to a reduction in outsourced support. We expect cost of application revenue to increase in terms of absolute dollars for 2011 in support of increased revenues.

Cost of revenue — consulting — summary of changes

Change from 2009 to 2010
Employee-related costs	$2,999
Professional services	1,030
Stock-based compensation	507
Various other expenses	521

$5,057

Expenses associated with delivering consulting services are generally recognized as incurred when the services are performed. For 2010, cost of consulting revenue increased as a result of an increase in employee-related costs as well as professional services cost as compared to 2009. Employee-related costs increased as a result of increase in headcount as we hired additional employees in order to meet the current and anticipated demand for our consulting and training services as well as the hiring of additional employees in connection with the acquisition of Learn.com, an increase in compensation cost due to merit pay raises, and an increase in incentive compensation as compared to the same period in the prior year. We increased the professional services headcount. Professional services cost increased due to additional outsourced services consulting costs corresponding with the increase in consulting revenue. Additionally, stock-based compensation costs increased as a result of incremental grants in 2010 combined with an overall higher stock price per share in 2010 compared to 2009. We expect cost of consulting revenue to increase in absolute dollars for 2011 to meet higher anticipated demand for our professional services.

Gross Profit and Gross Profit Percentage

	2010	2009	$ Change	%
	(In thousands)
Gross profit — application	$150,537	$132,017	$18,520	14%
Gross profit — consulting	$8,302	$303	$7,999	*

Gross profit — total	$158,839	$132,320	$26,519	20%

*	not meaningful

Gross Profit percentage

	2010	2009	% Change
Gross profit — application	76%	76%	0%
Gross profit — consulting	22%	1%	21%
Gross profit — total	67%	67%	0%

Gross profit — application

The gross profit percentage on application revenue for 2010 remained unchanged from 2009 due to an overall increase in application revenue being offset by an increase in hosting costs which escalated during the second quarter of 2010 when the new data center in Chicago, Illinois went live. We expect gross profit on application revenue to increase in absolute dollars and increase slightly as a percentage of revenues in 2011 as we continue to support additional customers.

Gross profit — consulting

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

The higher gross profit percentage on consulting revenue in 2010 compared to 2009 resulted from the combined impact of the increase in revenue from consulting services associated with new product implementations delivered in prior periods that are being recognized ratably and an increase in standalone consulting revenue recognized related to services performed during 2010. During 2010, we benefited from recognizing revenue for which the related expense was recorded in the prior period. In 2010, gross margins on consulting have been positively affected by the recognition of previously deferred revenue with no related expense for engagements entered into prior to 2010, and the change in accounting guidance in 2010 whereby consulting revenue for new engagements is generally recognized when the services are performed. We expect the rate for 2011 to continue to be positively impacted.

Operating expenses

	2010	2009	$ Change	%
	(In thousands)
Sales and marketing	$77,721	$65,731	$11,990	18%
Research and development	43,431	34,847	8,584	25%
General and administrative	43,834	33,152	10,682	32%

Total operating expenses	$164,986	$133,730	$31,256	23%

Sales and marketing — summary of changes

Change from 2009 to 2010
Employee-related costs	$7,885
Professional services	612
Stock-based compensation	1,054
Depreciation and amortization	(945)
Marketing programs	1,384
Business development and travel	1,105
Various other expenses	895

$11,990

The increase in sales and marketing expense for 2010 was primarily driven by an increase in employee-related costs, costs related to marketing programs and business development and travel costs, offset in part by a decline in depreciation and amortization expense. Employee-related costs increased due to an increase in headcount primarily from our acquisition of Learn.com as well additional sales personnel hired to focus on adding new customers and increasing penetration within our existing customer base, merit pay raises, an increase in incentive compensation due an increase in sales, and severance and relocation costs. Additionally, stock-based compensation costs increased as a result of incremental grants in 2010 combined with a higher average stock price per share in 2010 compared to 2009. The decline in depreciation and amortization expense was as a result of a decrease in amortization expense related to intangible assets acquired in connection with the Vurv acquisition. We amortize the Vurv intangible assets in proportion to our conversion of Vurv customers to Taleo products. There were fewer customers to convert in 2010 than 2009 resulting in a reduction in amortization expense for 2010 compared to 2009. This decline was offset in part by the increase in amortization expense related to the acquisition of Learn.com. We expect sales and marketing costs to increase in terms of absolute dollars in 2011 as we continue our efforts to grow our business.

Research and development — summary of changes

Change from 2009 to 2010
Employee-related costs	$5,805
Professional services	1,364
Stock-based compensation	1,127
Various other expenses	288

$8,584

The increase in research and development expense during 2010 was primarily driven by an increase in employee-related costs and professional services costs. Employee-related costs increased primarily due to an increase in headcount from the acquisitions of WWC and Learn.com in 2010, merit pay raises, and an increase in incentive compensation costs when compared to 2009. Stock-based compensation costs increased as a result of incremental grants in 2010 combined with a higher average stock price per share in 2010 compared to 2009.

Also, during 2010, research and development operating expenses were adversely affected by the negative impact of foreign currency movements against the U.S. dollar. We expect our research and development expenses to increase in absolute dollars in 2011 as we integrate the operations of Learn.com and continue our efforts to expand our development activities.

General and administrative — summary of changes

Change from 2009 to 2010
Employee-related costs	$3,784
Legal	2,410
Audit and tax related	490
Professional services, other	2,968
Bad debt reserve	(924)
Stock-based compensation	939
Various other expenses	1,015

$10,682

General and administrative expenses increased in 2010 as compared to 2009 primarily due to an increase in employee-related costs, professional services costs, which included transaction costs associated with acquisition of Learn.com, an increase in legal costs associated with on-going litigation, and an increase in audit and tax-related costs and other corporate development activities, offset in part by lower bad debt expense in 2010. Employee-related costs increased due to an increase in headcount primarily from our acquisition of Learn.com, merit pay raises, an increase in incentive compensation, and severance and relocation costs. Stock-based compensation costs increased as a result of incremental grants in 2010 combined with a higher average stock price per share in 2010 compared to 2009. We expect our general and administrative expenses to increase in absolute dollars in 2011 as we integrate the operations of Learn.com.

Contribution Margin — Operating Segments

	2010	2009	$ Change	%
	(In thousands )
Contribution Margin(1)
Contribution margin — application	$107,106	$97,170	$9,936	10%
Contribution margin — consulting	8,302	303	7,999	*

Contribution margin — total	$115,408	$97,473	$17,935	18%

(1)	The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Application contribution margin increased in absolute dollars primarily due to an increase in revenues, offset in part by increased hosting cost and an increase in product development expenses. The explanation for the change in consulting contribution margin is consistent with the explanation for the change in consulting gross profit.

Other income (expense)

	2010	2009	$ Change	%
	(In thousands)
Interest income	$482	$329	$153	47%
Interest expense	(106)	(166)	60	(36)%
Other income (expense)	885	1,387	(502)	*

Total other income, net	$1,261	$1,550	$(289)	*

Interest income — The increase in interest income in 2010 is attributable to a higher average cash balance during 2010 compared to 2009. Our stock offering in November 2009 resulted in our cash balance during 2010 being significantly higher than the prior year balance. Interest rates remained unchanged between the two periods.

Interest expense — There was no significant change in interest expense during 2010 as compared to 2009.

Other income (expense) — Other income for 2010 consists of $0.9 million of gain recorded upon the completion of the acquisition of WWC on January 1, 2010. In accordance with the acquisition method of accounting for a business combination, our 16% previously owned equity investment in WWC was re-measured to its $2.3 million fair value on the acquisition date and the difference between the fair value of equity investment and the $1.4 million carrying value was recorded as gain.

Other income (expense) in 2009 consists of $2.5 million settlement of the Vurv escrow account offset by the $1.1 million write-off of the WWC purchase option. We received 111,167 shares of our Class A common stock valued at $2.5 million from the Vurv escrow account as a result of a settlement with the former shareholders of Vurv. In the third quarter of 2009, we recorded an impairment of the WWC purchase option obtained in September 2008 as the terms of the September 19, 2009 merger agreement were more favorable than the terms of the purchase option.

Provision for (benefit from) income taxes

	2010	2009	$ Change	%
	(In thousands)
Provision for/(benefit from) income taxes	$(5,306)	$(1,153)	$(4,153)	360%

We recorded an income tax benefit of approximately $5.3 million in 2010 compared to an income tax benefit of $1.2 million in 2009. The change is primarily attributable to (i) the release of our valuation allowance associated with the recording of significant deferred tax liabilities related to the purchase accounting of our Learn.com acquisition which increased our tax benefit in 2010 (ii) a foreign tax benefit generated from a favorable income tax audit settlement with the Canadian government covering tax years 2000 and 2001 which increased our tax benefit in 2009 and (iii) the changing mix of permanent book versus tax differences relative to taxable income and the utilization of acquired and operating net operating losses not previously benefited. The difference between the statutory rate of 34% and our effective tax rate benefit of 109% was due primarily to the release of our valuation allowance associated with the recording of significant deferred tax liabilities related to the purchase accounting of our Learn.com acquisition which increased our tax benefit in 2010, permanent differences related to non-deductible stock compensation expenses, non-deductible transaction costs, state taxes, adjustments related to the WWC acquisition, Canadian research and development tax credits and the utilization of acquired and operating net operating losses not previously benefited. At December 31, 2010, we maintained a valuation allowance against our U.S. deferred tax assets as we determined it was more likely than not that these assets will not be realized. If we are to conclude the U.S. deferred tax assets will more likely than not be realized in the future, we will reverse the valuation allowance, which would likely have a material impact on our financial results in the form of reduced tax expense or increased tax benefits in the period the reversal occurs. There can be no assurances that we will reverse our valuation allowance in 2011.

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

Other Income. Other income consists of a $2.5 million settlement of the Vurv escrow account offset by the $1.1 million write-off of the WWC purchase option. We received 111,167 shares of our Class A common stock valued at $2.5 million from the Vurv escrow account as a result of a settlement with the former shareholders of Vurv. In the third quarter of 2009, we recorded an impairment of the WWC purchase option obtained in September 2008 as the terms of the September 19, 2009 merger agreement were more favorable than the terms of the purchase option.

Provision for (Benefit from) for Income Taxes

	Year ended December 31,
	2009	2008	$ change	% change
	(In thousands)
Provision for (Benefit from) income taxes	$(1,153)	$1,303	$(2,456)	-188%

We recorded an income tax benefit of approximately $1.2 million in 2009 compared to an income tax provision of $1.3 million in 2008. The change is primarily attributable to (i) a foreign tax benefit generated from a favorable income tax audit settlement with the Canadian government covering tax years 2000 and 2001 which increased our tax benefit in 2009 and (ii) the changing mix of permanent book versus tax differences relative to taxable income and the utilization of acquired and operating net operating losses not previously benefited. The difference between the statutory rate of 34% and our effective tax rate benefit of (821)% was due primarily to permanent differences related to non-deductible stock compensation expenses, non-deductible acquisition-related payments, state taxes, Canadian research and development tax credits and the utilization of acquired and operating net operating losses not previously benefited. At December 31, 2009, we maintained a valuation allowance against our U.S. deferred tax assets as we determined it was more likely than not that these assets will not be realized. If we are to conclude the U.S. deferred tax assets will more likely than not be realized in the future, we will reverse the valuation allowance, which would likely have a material impact on our financial results in the form of reduced tax expense or increased tax benefits in the period the reversal occurs.

Liquidity and Capital Resources

We have funded our operations primarily through cash flow from operations, the 2005 initial public offering of our common stock as well as the 2009 offering of our common stock. As of December 31, 2010, we had cash and cash equivalents totaling $141.6 million, net accounts receivable of $58.1 million, and investment credits receivable of $6.0 million. In addition, we have $0.2 million in restricted cash for security deposits on our property leases.

	2010	2009	$ Change	%
	(In thousands)
Cash provided by operating activities	$35,792	$50,672	$(14,880)	(29)%
Cash used in investing activities	(151,620)	(8,722)	(142,898)	*
Cash provided by financing activities	12,613	151,728	(139,115)	(92)%

	2009	2008	$ Change	%
	(In thousands)
Cash provided by operating activities	$50,672	$17,754	$32,918	185%
Cash used in investing activities	(8,722)	(62,843)	54,121	(86)%
Cash provided by financing activities	151,728	8,499	143,229	*

*	not meaningful

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $35.8 million in 2010. Consistent with prior years, cash provided by operating activities has historically been affected by revenues, changes in working capital accounts, particularly changes in deferred revenue, customer deposits, and deferred income-taxes and add-backs of non-cash expense items such as depreciation, amortization, and the expense associated with stock-based awards. Cash flows from operating activities in 2010 were also negatively impacted by the use of cash for operating liabilities assumed from the acquisitions of Learn.com and WWC.

Stock-based compensation expense for 2010 was $14.9 million as compared to $11.0 million for 2009. This increase resulted new grants to employees partially offset by reductions from fully vested, fully amortized stock options, which no longer impact expenses in 2010. Additionally, depreciation and amortization expense increased by $1.3 million in 2010 compared to the prior year, due to additions to fixed assets and increased amortization expense related to intangible assets associated with the acquisitions of WWC and Learn.com, offset in part by intangible assets associated with the acquisition of Vurv becoming fully amortized.

The change in deferred revenues was due to the addition of new customers and fluctuations resulting from the mix of annual and quarterly application billings combined with the timing of billings and the timing of the application revenue recognized associated with those contracts. The change in accounts payable and accrued liabilities was due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities.

Our net accounts receivable balance fluctuates from period to period, depending on the timing of sales and billing activity, cash collections, and changes to our allowance for doubtful accounts. At December 31, 2010, this balance increased by $14.2 million compared to December 31, 2009 and decreased by $5.3 million at December 31, 2009 compared to December 31, 2008. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (1) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (2) the number of days in that quarter. DSO remained relatively flat at 80 days at December 31, 2010 compared to 81 days at December 31, 2009.

Net Cash Used in Investing Activities

Net cash used in investing activities was $151.6 million for 2010 compared to net cash used in investing activities of $8.7 million for 2009. The decrease resulted from $124.1 million and $13.4 million in net cash outlay to complete the acquisitions of Learn.com and WWC in 2010. Additionally, we increased capital expenditures in connection with our new production data center in the Chicago, Illinois area resulting in an increase in payments for property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in 2010 resulted primarily from proceeds from stock option exercises and proceeds from the employee stock purchase in May and October 2010. This was offset by capital lease payments, payments for accrued costs associated with our November 2009 public offering and increases in treasury stock tax withholdings. Net cash provided by financing activities in 2009 of $151.7 million resulted primarily from the November 19, 2009 sale of 7,475,000 Class A common shares for $20.25 resulting in net proceeds of $144.4 million.

We had capital lease obligations of $0.2 million and $0.5 million outstanding as of December 31, 2010 and 2009 respectively. These leases to unrelated third parties are subject to interest rates ranging from 4.6% to 6% and mature at varying dates through 2013.

We acquired Learn.com on October 1, 2010 for $124.2 million in cash. We believe our remaining cash and cash equivalents and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new applications and enhancements to existing applications, the continuing market acceptance of our applications, the timing of general and administrative expenses as we grow our administrative infrastructure and the extent to which we acquire or invest in complimentary business products or technologies. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We will likely enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off Balance Sheet Arrangements

We have historically not participated in transactions that involve unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Excluding operating leases for office space, computer equipment, software, and third party facilities that host our applications, which are described below, and our indemnification agreements, we do not engage in off-balance sheet financing arrangements.

Contractual Obligations

We generally do not enter into long-term minimum purchase commitments. Our principal commitments, which are not included in our debt agreements discussed above, consist of obligations under leases for office space, operating leases for computer equipment and to a lesser extent, leases for third-party facilities that host our applications. The following table summarizes our commitments to settle contractual obligations in cash under operating leases and other purchase obligations, as of December 31, 2010:

Contractual obligations (in thousands)

	Less Than 1 Year	2—3 Years	4—5 Years	More than 5 Years
	(In thousands)
Capital lease obligations	$105	$46	$—	$—
Interest payments	7	2	—	—
Facility leases	2,719	3,886	1,587	1,894
Operating equipment leases	68	45	—	—
Third party hosting facilities	1,950	2,545	1,179	—
Software contracts	4,309	474	—	—

Total contractual cash obligations	$9,158	$6,998	$2,766	$1,894

We have excluded $6.2 million in liabilities for uncertain tax benefits from the contractual obligations table because we cannot make a reasonable reliable estimate of the periodic cash settlements with the respective taxing authorities. See Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of income taxes.

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

Foreign Currency Exchange Risk

Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. For 2010, 4% and 11% of our revenue was denominated in Canadian dollars and currencies other than the U.S. or Canadian dollar, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our largest research and development operations that are maintained in Canada, with a small portion of expenses incurred outside of North America where our other international sales offices are located. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, to the Australian dollar, British pound sterling, the euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For 2010, the Canadian dollar strengthened by approximately 11% against the U.S. dollar on an average basis compared to the prior year. Assuming a constant currency rate as last year, the negative impact on our operating results was $2.1 million. If the currencies noted above uniformly fluctuated by plus or minus 500 basis points from our estimated rates, we would expect our net results to change by approximately minus or plus $0.3 million. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $141.6 million at December 31, 2010. This compares to $244.2 million at December 31, 2009. These amounts were held primarily in cash or money market accounts. Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Taleo Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Taleo Corporation and its subsidiaries (the “Company”) at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for multiple element revenue arrangements in 2010.

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

February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Taleo Corporation

We have audited the consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Taleo Corporation and its subsidiaries (the “Company”) for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 16, the accompanying consolidated financial statements for the year ended December 31, 2008 have been restated.

/s/    Deloitte & Touche LLP

San Jose, California

April 30, 2009 (October 27, 2009 as to the effects of the Restatement — Stock-based Compensation discussed in Note 16)

TALEO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$141,588	$244,229
Restricted cash	8	409
Accounts receivable, net of allowances of $354 at December 31, 2010 and $759 at December 31, 2009	58,120	43,928
Prepaid expenses and other current assets	18,065	10,126
Investment credits receivable	6,034	5,499

Total current assets	223,815	304,191

Property and equipment, net	26,552	23,510
Restricted cash	210	210
Goodwill	206,418	91,027
Intangible assets, net	59,478	30,544
Other assets	7,363	6,895

Total assets	$523,836	$456,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$36,377	$23,592
Deferred revenue — application services and customer deposits	79,704	60,140
Deferred revenue — consulting services	19,692	17,523
Capital lease obligations, short-term	105	412

Total current liabilities	135,878	101,667

Long-term deferred revenue — application services and customer deposits	150	201
Long-term deferred revenue — consulting services	10,006	13,220
Other liabilities	9,241	3,973
Capital lease obligations, long-term	46	107
Commitments and contingencies (Note 9)

Total liabilities	155,321	119,168

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 40,672,092 and 39,507,837 shares outstanding at December 31, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	442,514	414,106
Accumulated deficit	(76,609)	(77,029)
Treasury stock, at cost, 34,738 and 111,167 outstanding at December 31, 2010 and December 31, 2009, respectively	(776)	(2,471)
Accumulated other comprehensive income	3,385	2,602

Total stockholders’ equity	368,515	337,209

Total liabilities and stockholders’ equity	$523,836	$456,377

See Accompanying Notes to Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Revenue:
Application	$199,302	$173,495	$138,628
Consulting	37,973	24,917	29,791

Total revenue	237,275	198,412	168,419

Cost of revenue:
Application	48,765	41,478	32,376
Consulting	29,671	24,614	25,269

Total cost of revenue	78,436	66,092	57,645

Gross profit	158,839	132,320	110,774

Operating expenses:
Sales and marketing	77,721	65,731	53,827
Research and development	43,431	34,847	30,994
General and administrative	43,834	33,152	32,382
Restructuring and severance expense	—	—	1,914

Total operating expenses	164,986	133,730	119,117

Operating loss	(6,147)	(1,410)	(8,343)

Other income (expense):
Interest income	482	329	1,717
Interest expense	(106)	(166)	(199)
Other income (Note 11)	885	1,387	—

Total other income (expense), net	1,261	1,550	1,518

Income (loss) before provision for (benefit from) income taxes	(4,886)	140	(6,825)
Provision for (benefit from) income taxes	(5,306)	(1,153)	1,303

Net income (loss)	$420	$1,293	$(8,128)

Net income (loss) per share attributable to Class A common	$0.01	$0.04	$(0.29)

Net income (loss) per share attributable to Class A common	$0.01	$0.04	$(0.29)

Weighted-average Class A common shares — basic	39,685	31,507	27,569

Weighted-average Class A common shares — diluted	40,915	32,406	27,569

See Accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2010, 2009, and 2008

(In thousands)

	Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Par Value
Balances, December 31, 2007	25,442,373	—	$154,051	($70,194)	($195)	$2,006	$85,668	$4,266

Employee stock options exercised	698,231	—	7,742	—	—	—	7,742
Class A Common stock issued for acquisition of Vurv	3,823,192	—	73,444	—	—	—	73,444
Class A Common stock exchange for Vurv stock options	—	—	1,745	—	—	—	1,745
Issuance of ESPP shares	175,669	—	1,173	—	1,263	—	2,436
Class B Common stock exchanged for Class A Common Stock	655,652	—	282	—	—	—	282
Shares acquired for payroll tax payments	(49,326)	—	—	—	(1,068)	—	(1,068)
Restricted shares reacquired or forfeited	(81,743)	—	—	—	—	—	—
Issuance of restricted shares	456,566	—	242	—	—	—	242
Stock-based compensation	—	—	11,433	—	—	—	11,433
Excess tax benefit associated with stock based compensation	—	—	56	—	—	—	56
Net loss	—	—	—	(8,128)	—	—	(8,128)	$(8,128)
Foreign currency translation adjustments	—	—	—	—	—	(1,431)	(1,431)	(1,431)

Balances, December 31, 2008	31,120,614	—	$250,168	$(78,322)	$—	$575	$172,421	$(9,559)

Employee stock options exercised	616,806	—	7,438	—	—	—	7,438
Issuance of restricted shares	300,592	—	247	—	—	—	247
Issuance of ESPP shares	182,608	—	1,137	—	1,066	—	2,203
Stock offering	7,475,000	1	151,370	—	—	—	151,371
Stock offering transaction cost	—	—	(7,584)	—	—	—	(7,584)
Shares received from Vurv escrow settlement	(111,167)	—	—	—	(2,471)	—	(2,471)
Shares acquired for payroll tax payments	(67,865)	—	—	—	(1,066)	—	(1,066)
Restricted shares reacquired or forfeited	(8,751)	—	—	—	—	—	—
Stock-based compensation	—	—	11,029	—	—	—	11,029
Excess tax benefit associated with stock-based compensation	—	—	301	—	—	—	301
Net income	—	—	—	1,293	—	—	1,293	$1,293
Foreign currency translation adjustments	—	—	—	—	—	2,027	2,027	2,027

Balances, December 31, 2009	39,507,837	$1	$414,106	$(77,029)	$(2,471)	$2,602	$337,209	$3,320

Employee stock options exercised	970,329	—	13,678	—	—	—	13,678
Issuance of restricted shares	45,807	—	240	—	—	—	240
Issuance of ESPP shares	186,786	—	(742)	—	4,519	—	3,777
Vested restricted stock units converted to shares	140,139	—	—	—	—	—	—
Shares acquired for payroll tax payments	(110,357)	—	—	—	(2,824)	—	(2,824)
Restricted shares reacquired or forfeited	(68,449)	—	—	—	—	—	—
Stock-based compensation	—	—	14,939	—	—	—	14,939
Excess tax benefit associated with stock-based compensation	—	—	293	—	—	—	293
Net income	—	—	—	420	—	—	420	$420
Foreign currency translation adjustments	—	—	—	—	—	783	783	783

Balances, December 31, 2010	40,672,092	$1	$442,514	$(76,609)	$(776)	$3,385	$368,515	$1,203

See Accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$420	$1,293	$(8,128)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,720	27,437	16,453
(Gain) / loss on disposal of fixed assets and other assets	98	17	(64)
Tenant inducements from landlord	—	114	—
Amortization of tenant inducements	(176)	(152)	(152)
Stock-based compensation expense	14,939	11,029	11,433
Director fees paid with stock in lieu of cash	240	247	242
Worldwide Compensation purchase option write-off	—	1,084	—
Settlement of Vurv escrow account	—	(2,471)	—
Gain on remeasurement of previously held interest in Worldwide Compensation, Inc.	(885)	—	—
Excess tax benefits on the exercise of stock options	(293)	(301)	—
Bad debt provision (reduction)	(83)	840	237
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,046)	4,440	(11,663)
Prepaid expenses and other assets	(8,436)	(1,576)	(3,836)
Investment credit receivable	(275)	1,471	(2,637)
Income tax benefit related to the acquisition of Learn.com	(6,546)	—	—
Accounts payable and accrued liabilities	8,371	(2,249)	(5,329)
Deferred revenues and customer deposits	10,744	9,449	21,198

Net cash provided by operating activities	35,792	50,672	17,754

Cash flows from investing activities:
Purchases of property and equipment	(14,517)	(9,140)	(11,055)
Change in restricted cash	401	418	375
Purchase of investment	—	—	(2,498)
Acquisition of business, net of cash acquired	(137,504)	—	(49,665)

Net cash used in investing activities	(151,620)	(8,722)	(62,843)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,652)	(1,591)	(667)
Excess tax benefits on the exercise of stock options	293	301	56
Treasury stock acquired to settle employee withholding liability	(2,824)	(1,066)	(1,068)
Net proceeds from stock offering	—	144,444	—
Payments for expenses associated with 2009 equity offering	(659)	—	—
Proceeds from stock options exercised and ESPP Shares	17,455	9,640	10,178

Net cash provided by financing activities	12,613	151,728	8,499

Effect of exchange rate changes on cash and cash equivalents	574	1,089	(83)

Increase (decrease) in cash and cash equivalents	(102,641)	194,767	(36,673)
Cash and cash equivalents:
Beginning of period	244,229	49,462	86,135

End of period	$141,588	$244,229	$49,462

Supplemental cash flow disclosures:
Cash paid for interest	$18	$64	$60

Cash paid for income taxes	$2,469	$275	$278

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment acquired under capital lease	$104	$—	$—
Property and equipment purchases included in accounts payable and accrued liabilities	$2,771	$2,636	$1,416
Accrued offering expenses	$—	$659	$—
Class B common stock exchanged for Class A common stock	$—	$—	$282
Stock and stock options issued in connection with Vurv acquisition	$—	$—	$75,189

See Accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Nature of Business — We provide on-demand talent management solutions that enable organizations of all sizes to assess, acquire, develop, compensate and align their workforces for improved business performance. Our software applications are offered to customers primarily on a subscription basis.

Taleo Corporation was incorporated under the laws of the state of Delaware in May 1999 as Recruitsoft, Inc. and changed its name to Taleo Corporation in March 2004. Our principal offices are in Dublin, California and we conduct our business worldwide, with wholly owned subsidiaries in Canada, France, the Netherlands, the United Kingdom, Singapore, and Australia. The subsidiary in Canada primarily performs product development, production, and customer support activities, and the other foreign subsidiaries are generally engaged in providing sales, account management and support activities.

Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Taleo Corporation and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. For the year ended December 31, 2010, we recorded adjustments that accumulated to $0.1 million related to prior years that impacted revenue, net income and certain balance sheet accounts. Such adjustments were assessed according to the SEC’s Staff Accounting Bulletin 108 and deemed immaterial to the current or previously reported financial statements.

Allocation of Overhead Costs — We allocate overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on employee count. As such, overhead expenses are reflected in each cost of revenue and operating expense category.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires our management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Items subject to the use of estimates include revenue recognition, recoverability of accounts receivable, impairment of goodwill, other intangible assets and other long-lived assets, amortization of acquired intangible assets, stock-based compensation expense and provision for (benefit from) income taxes.

Revenue Recognition — We derive revenue from fixed subscription fees for access to and use of our on-demand application services and from consulting fees from services to support the implementation, configuration, education, and optimization of the applications. We present revenue and deferred revenue from each of these sources separately in our consolidated financial statements.

In addition to fixed subscription fees arrangements, we have on limited occasions, entered into, or acquired arrangements which include perpetual licenses with hosting services to be provided over a fixed term. For hosted arrangements, revenues are recognized in accordance with the standards established by the FASB for hosting arrangements that includes a right of the customer to use the software on another entity’s hardware.

Our application and consulting fee revenue is recognized when all of the following conditions have been satisfied:

•	persuasive evidence of an agreement exists;

•	delivery has occurred;

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	TPE — evidence from us or other companies of the value of a largely interchangeable element in a transaction

•	ESP — our best estimate of the selling price of an element in a transaction.

We elected to early adopt this accounting guidance for the year ending December 31, 2010 on a prospective basis.

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. Our consulting services have standalone value because those services are sold separately by other vendors, and we have VSOE for determining fair value for consulting services based on the consistency in pricing when sold separately. Our application services have standalone value as such services are often sold separately. However, we use ESP to determine fair value for application services when sold in a multi-element arrangement as we do not have VSOE for these application services and TPE is not a practical alternative due to differences in features and functionality of other companies offerings. When new application services products are acquired or developed that require significant consulting services in order to deliver the application service, and the application and consulting services cannot support standalone value, then such application and consulting services will be evaluated as one unit of accounting. We determined our ESP of fair value for our application services based on the following:

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

This change in policy significantly increased consulting revenue and related gross margins in 2010 as we recognized previously deferred services revenue ratably for multi-element arrangements that occurred prior to fiscal year 2010, while consulting revenue from new transactions in 2010 were generally recognized as performed.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consulting revenue recognized in 2010 related to multi-element arrangements entered into prior to 2010 was approximately $13.4 million. Additionally, in 2010 we deferred revenue of $9.7 million for services performed related to multi-element arrangements entered into prior to 2010. For 2010, the impact on our revenue under the new accounting guidance as compared to our previous policy resulted in approximately $8.8 million of revenue recognized as performed that would have previously been deferred and recognized ratably.

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

Deferred Revenue and Customer Deposits — Deferred revenue and customer deposits primarily consists of billings or payments received in advance of revenue recognition from our solutions described above and are recognized as the revenue recognition criteria are met. We generally invoice our customers for application agreements in quarterly or annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of all, multi-year, noncancelable subscription agreements in effect. The portion of deferred revenue that we anticipate will be recognized after the succeeding 12-month period is recorded as non-current deferred revenue and the remaining portion is recorded as current deferred revenue.

Commission Expense — Commissions are the incremental costs that are directly associated with revenue contracts. In the case of commissions for application revenue contracts, the commissions are calculated based upon a percentage of the revenue for the first contract year. Commissions are expensed over the twelve-month period following the initiation of a new customer contract. To the extent that a commission is paid before it is expensed, it is recorded as a prepaid expense and amortized over the period benefited by the service period of the sales person.

Goodwill and Other Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the purchase method of accounting. We perform a goodwill impairment test annually during the fourth quarter of our fiscal year and more frequently if events or circumstances indicate that an impairment may have occurred. October 1 has been adopted as the date of the annual impairment test. The impairment test compares the fair value of our reporting units to their carrying amount, including goodwill, to assess whether impairment is present. We estimate the fair value of our reporting units using two methods: quoted market price and a discounted cash flow valuation model. The discounted cash flow method requires estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors from a market participants’ perspective. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Based on the most recent impairment test conducted on October 1, 2010, we concluded that there was no impairment of goodwill as of that date. We will continue to assess the impairment of goodwill annually on October 1 or sooner, if other indicators of impairment arise. See Note 3. “Intangible Assets and Goodwill”.

Identified intangible assets primarily consist of acquisition-related developed technology, customer relationships, trade names and non-compete agreements which are generally amortized over the periods of benefit, ranging from one to seven years. We review the carrying value of long-lived assets including intangible

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets when impairment indicators arise. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There were no material impairment charges related to identified intangible assets during 2010.

Impairment of Long-Lived Assets — We assess potential impairment to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.

Income Taxes — We are subject to income taxes in both the United States and foreign jurisdictions based upon actual and estimated amounts. We account for income taxes using the asset/liability method. We record deferred tax assets and liabilities on the balance sheet as temporary differences arise. Our temporary differences arise because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses. A difference between the tax basis of an asset or a liability and its reported amount in the statement of financial position will result in taxable or deductible amounts in some future year(s) when the reported amounts of assets are recovered and the reported amounts of liabilities are settled. A full valuation allowance against our U.S. deferred tax assets is maintained based upon on evidence that demonstrates that our net deferred tax assets are not more likely than not to be deductible in some future year(s). Deferred tax assets, related valuation allowances, and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating current tax expense (benefit) together with assessing temporary differences. Our deferred tax assets consist primarily of net operating loss carryforward balances, Canadian federal investment tax credits, and temporary differences related to deferred revenue and stock based compensation. Our deferred tax liabilities consist primarily of acquired intangible assets that are amortizable for financial reporting purposes only.

We account for uncertain tax positions by recognizing and measuring tax benefits taken or expected to be taken on a tax return. A tax benefit from an uncertain position may be recognized only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If the recognition threshold is met, only the portion of the tax benefit that is greater than 50 percent likely to be realized upon settlement with a taxing authority (that has full knowledge of all relevant information) is recorded. The tax benefit that is not recorded is considered an unrecognized tax benefit and disclosed in our financial statement in accordance with ASC 740. We recognize interest and penalties related to uncertain tax positions in income tax expense. See Note 8 to the Consolidated Financial Statements of this Form 10-K for a discussion of income taxes.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. This allowance is established using estimates formulated by our management based upon factors such as the composition of the accounts receivable aging, historical bad debts, changes in payments patterns, customer creditworthiness, and current economic trends. The following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31:

	2010	2009	2008
	(In thousands)
Balance at January 1	$759	$884	$369
Additions (Deductions)	(83)	840	237
Provision related to Vurv acquisition	—	(241)	602
Write-offs charged against allowance	(322)	(724)	(324)

Balance at December 31	$354	$759	$884

Cash and Cash Equivalents — We define cash and cash equivalents as cash and highly liquid investments with maturity of three months or less when purchased.

Restricted Cash — Our restricted cash balance of $0.2 million at December 31, 2010 is maintained in one money market account and is collateralized by a letter of credit issued to our landlord as a security deposit. The money market account bears interest at prevailing market rates. The rates at December 31, 2010 ranged from 0.15% to 0.75%.

Concentration of Credit and Market Risk and Significant Customers and Suppliers — Financial instruments that potentially subject us to credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain substantially all of our cash and cash equivalents in financial institutions that we believe to have good credit ratings and represent minimal risk of loss of principal. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Certain operating cash accounts may exceed the FDIC limits.

Our allowance for doubtful accounts is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. We do not require our customers to provide collateral. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising our customer base and their dispersion across various industries. During the years ended December 31, 2010, 2009, and 2008 there was no customer that individually represented greater than 10% of our total revenue, and at December 31, 2010 and 2009, no customer represented greater than 10% of our accounts receivable.

A portion of our revenues and expenses are generated in Canadian dollars as well as other foreign currencies and, as a result, we are exposed to market risks from changes in foreign currency exchange rates.

Fair Value of Financial Instruments — The carrying amounts of our financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of capital lease obligations approximates fair value.

Foreign Currency Translation — The U.S. dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured using their local currency as the functional currency. Assets and liabilities for foreign entities are translated into U.S. dollars at the exchange rate

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in effect on the respective balance sheet dates, and revenues and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated comprehensive income. Gains or losses from foreign currency transactions are reflected in the consolidated statements of operations within the line item general and administrative expense, and were $1.1 million, $0.9 million, and $1.0 million in 2010, 2009, and 2008, respectively. Such foreign currency transactions include billings denominated in foreign currencies by our U.S. entity, which are reported based on the applicable exchange rate in effect on the balance sheet date. The related deferred revenue from such billings is reported in U.S. dollars at the exchange rate in effect at the billing dates when the revenue was deferred.

Property and Equipment — Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets or, for leasehold improvements, the shorter of lease term or useful life of the asset. The following table presents the estimated useful lives of our property and equipment:

Computer hardware and software	3 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Shorter of lease term or useful life of asset

Investment Credits — We participate in a provincial government program in Quebec that provides investment credits based upon qualifying research and development expenditures. We have participated in the program for ten years, and management expects that we will continue to be eligible to earn these refundable investment credits through December 2010, when the program is scheduled to end. The credits are estimated and recognized when the expenditures are made. The credits earned are reported as a reduction of related research and development expense in the year incurred. During the years ended December 31, 2010, 2009, and 2008, approximately $2.8 million, $2.4 million, and $2.3 million, respectively, have been recorded as a reduction of research and development expenses. This particular refundable investment credit program in Quebec has been eliminated for 2011 and beyond. We have applied for an alternative provincial investment program that will replace the expiring December 2010 Quebec program and our application is under review by the Quebec revenue authorities. It is uncertain whether we will qualify under this new program, and if we do qualify, the total amount of refundable tax credits we will receive is uncertain.

In addition to the provincial research and development investment credit program described above, our Canadian subsidiary participates in a scientific research and experimental development, or SRED, program administered by the Canadian federal government that provides income tax credits based upon qualifying research and development expenditures. For tax year 2010, we recorded an estimated SRED credit claim of approximately $1.1 million and we are eligible to remain in the SRED program for future tax years as long as our development projects continue to qualify. These Canadian federal SRED tax credits can only be applied to offset Canadian federal taxes payable and are reported as a credit to our tax provision to the extent they reduce taxes payable to zero with any residual benefits recorded as a net deferred tax asset.

Advertising Expenses — The cost of advertising is expensed as incurred as a component of sales and marketing expense on the consolidated statement of operations. Advertising costs were approximately $1.0 million, $0.7 million, and $1.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Product and Software Development Costs — We incur costs to develop internal-use software during the application development stage. These costs are capitalized after technological feasibility of the product has been

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

established. Due to the frequency of the delivery of our product releases, there have been no material qualifying costs incurred during the application development stage in any of the periods presented.

Warranties and Indemnification — Our application suite is generally warranted to perform substantially in accordance with our standard documentation. Additionally, our customer agreements generally include provisions for indemnifying customers against liabilities if our services infringe a third party’s intellectual property rights or in the event of certain other damages caused by us. Our customer agreements generally include defined service level commitments for system availability and other measures. Failure to meet these service levels could result in an obligation for us to issue service credits or, for certain material failures, give rise to a right for the customer to terminate the agreement. To date, we have not accrued any material liabilities related to these agreements in the accompanying consolidated financial statements.

We also have entered into customary indemnification agreements with each of our officers and directors.

Stock-Based Compensation — We amortize stock-based compensation expense based upon the fair value of stock-based awards on a straight-line basis over the requisite vesting period as defined in the applicable plan documents. Corporate income tax benefits realized upon exercise or vesting of an award in excess of that previously recognized in earnings, referred to as an excess tax benefit, are presented in the consolidated statements of cash flows as a financing activity. Realized excess tax benefits are credited to additional paid-in capital in the consolidated balance sheets. Realized shortfall tax benefits, amounts which are less than that previously recognized in earnings, are first offset against the cumulative balance of excess tax benefits, if any, and then charged directly to income tax expense. See Note 7. “Common Stock”

Comprehensive Income (Loss) — Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income/(loss) consists of foreign currency translation adjustments related to the net assets of the operations of our foreign subsidiaries and is presented in the consolidated statements of stockholders’ equity under the caption “Accumulated Other Comprehensive Income (Loss).” Comprehensive Income (Loss) for the years ended December 31, 2010, 2009, and 2008, was approximately $1.2 million, $3.3 million, and $(9.6) million, respectively.

Recently Adopted Accounting Pronouncements —

In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised guidance to address the financial accounting and reporting for business combinations, which can be found in ASC 805, Business Combinations (“ASC 805”). ASC 805 supersedes the prior FASB guidance on business combinations and retains the fundamental requirements set forth therein regarding the purchase method of accounting. However, it expands the guidance to enable proper recognition and measurement, at fair value, the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquired business. In addition, ASC 805 introduces new accounting guidance on how to recognize and measure contingent consideration, contingencies, acquisition and restructuring costs. These provisions of ASC 805 were effective for acquisitions occurring after January 1, 2009.

Recent Accounting Pronouncements —

In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. For reporting units with zero or negative carrying amounts, if it is more likely than not that a goodwill impairment exists, ASU 2010-28 requires performance of an additional test to determine whether goodwill has

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been impaired and to calculate the amount of impairment. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010. We will adopt ASU 2009-28 in the first quarter of 2011. The impact of adopting ASU 2010-28 will not be known until we perform our evaluations of goodwill impairment.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that, for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-09 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-09 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010. We will adopt this standard for acquisitions in 2011.

2. Business Combinations and Dispositions

We completed the acquisitions of Learn.com, Inc. (“Learn.com”) and Worldwide Compensation, Inc. (“WWC”) in 2010. We adopted ASC 805 in 2009. There were no acquisitions in 2009 and the acquisitions of Learn.com and WWC in 2010 were accounted for in accordance with ASC 805. The goodwill recorded in connection with the business combinations is primarily related to the ability of the acquired companies to develop new products and technologies in the future and expected synergies to be achieved in connection with the acquisitions. The goodwill recognized is not expected to be deductible for income tax purposes. Transaction costs associated with the business combinations are expensed as incurred, and such transaction costs were $6.8 million for the year ended December 31, 2010 and are included general and administrative expenses in the consolidated statement of operations.

Acquisition of Learn.com

On October 1, 2010, we completed our acquisition of Learn.com, a private company headquartered in Florida that provides SaaS learning and development solutions to enable businesses to more seamlessly develop, deliver and manage education and training to employees, customers, partners and resellers. We expect the Learn.com learning and development management solutions to complement our existing talent management products. The total consideration paid by us to acquire all of the outstanding common stock and vested options of Learn.com was $124.2 million in cash. Approximately ten percent (10%) of the consideration has been placed into escrow for twelve months following the closing to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties by Learn.com. We have no contingent cash payments related to this transaction. The assets, liabilities and operating results of Learn.com have been reflected in our consolidated financial statements from the date of acquisition.

Allocation of Purchase Price

Under the acquisition method of accounting, the total purchase price paid for the 100% equity interest has been allocated to the net identifiable assets based on their estimated fair value at the date of acquisition. As part of the process, we performed a valuation analysis to determine the fair values of certain identifiable intangible

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets of Learn.com as of the valuation date. The determination of the value of these components required us to make various estimates and assumptions. Critical estimates in valuing certain of the intangible assets include but are not limited to the net present value of future expected cash flows from product sales and services. The fair value of deferred revenue was determined based on the estimated direct cost of fulfilling the obligation to the customer while the fair value for all other assets and liabilities acquired was determined based on estimated future benefits or legal obligations associated with the respective asset or liability. The excess of the purchase price over the net identifiable intangible assets, other identifiable assets and liabilities acquired has been recorded as goodwill. The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed at the acquisition date. These preliminary estimates are subject to change during the measurement period (up to one year from the acquisition date) as we finalize the valuation of certain assets acquired and liabilities assumed in connection with the acquisition.

The following table summarizes the fair values of assets acquired and liabilities assumed as of October 1, 2010:

Purchase Price	Amount
(In thousands)
Cash	$124,219

Allocation of purchase price	Amount
(In thousands)
Accounts receivable, net	$2,616
Other current assets	907
Property and equipment	1,315
Other Assets	304
Accounts payable and accrued liabilities	(10,077)
Long term liabilities	(48)
Deferred taxes, net	(6,546)
Deferred revenue	(6,663)
Goodwill	103,768
Intangible assets	38,643

Total purchase price	$124,219

We did not record any in-process research and development in connection with the acquisition.

Our results of operations for the year ended December 31, 2010 include $2.7 million in revenues related to Learn.com acquired deferred revenues. It is impractical to determine results of operations for Learn.com on a standalone basis as the entity’s operations have been integrated into our operations.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of Taleo and Learn.com to reflect the acquisition as if it occurred on the first date of the twelve months ended December 31, 2009. The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Learn.com had taken place as of the beginning of the earliest period presented.

	Year Ended December 31,
	2010	2009
	(In thousands, except per share data)
Revenue	$259,082	$224,131

Net loss attributable to Class A common stockholders	$(14,532)	$(14,240)

Net loss attributable to Class A common stockholders — basic and diluted	$(0.37)	$(0.45)

Weighted average Class A common shares — basic and diluted	39,685	31,507

Acquisition of Worldwide Compensation, Inc.

On January 1, 2010, we completed the acquisition of WWC when we purchased the remaining 84% equity interest from the former shareholders of WWC. Previously, in the third quarter of 2008, we made an investment of $2.5 million for a 16% equity investment in and an option to purchase WWC at a later date. The acquisition of WWC enables us to expand our solution offerings for compensation management. In connection with the acquisition, we negotiated more favorable terms than the purchase option and also terminated the purchase option. Accordingly, the total consideration paid by us for the issued and outstanding capital stock, options and warrants of WWC that we did not already own was approximately $14.1 million in cash, including approximately $0.3 million in transaction costs and $0.4 million in incentive compensation. Fifteen percent (15%) of the consideration was placed into escrow for one year following the closing to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties contained in the merger agreement or certain other events. We have no contingent cash payments related to this transaction. The assets, liabilities and operating results of WWC are reflected in our consolidated financial statements from the date of acquisition.

Allocation of Purchase Price

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We did not record any in-process research and development in connection with the acquisition.

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

Remeasurement of previously held interest in WWC	Amount
(In thousands)
Fair value of previously held 16% interest in WWC	$2,300
Carrying value of previously held 16% equity investment in WWC	(1,415)

Gain on re-measurement of previously held interest in WWC	$885

Our results of operations for the year ended December 31, 2010 include $0.3 million in revenues related to WWC acquired deferred revenues. It is impractical to determine results of operations for WWC on a standalone basis as the entity’s operations have been integrated into our operations.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of Taleo and WWC to reflect the acquisition as if it occurred on the first date of the twelve months ended December 31, 2009. The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of WWC had taken place as of the beginning of the period presented.

Year ended December 31, 2009
(In thousands, except per share data)
Revenue	$199,339

Net loss attributable to Class A common stockholders	$(3,988)

Net loss attributable to Class A common stockholders — basic and Diluted	$(0.13)

Weighted average Class A common shares — basic and diluted	31,507

Acquisition of Vurv Technology, Inc.

On May 5, 2008, we entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) to purchase Vurv, a private company with headquarters in Florida. Vurv is a provider of on demand talent management software. On July 1, 2008, we completed the acquisition of Vurv. Accordingly, the assets, liabilities and operating results of Vurv are reflected in our consolidated financial statements from the date of acquisition. The total consideration paid by us in connection with the acquisition was approximately $34.4 million in cash, $2.9 million in third party fees, and approximately 3.8 million shares of Class A common stock, of which approximately $33.8 million in cash and approximately 3.3 million shares of Class A common stock were paid on the closing date. Approximately 0.5 million shares were placed into escrow for one year following the closing to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties contained in the Reorganization Agreement or certain other events. Additionally, approximately $0.3 million was placed into escrow to pay for expenses incurred by the stockholder representative in connection with its duties under the Reorganization Agreement, and approximately $0.4 million was placed in escrow to compensate us in the event certain expenses are incurred in connection with payments to certain Vurv employees. In addition, we assumed obligations for outstanding options to purchase shares of Vurv common stock, which converted into options to purchase approximately 0.4 million shares of our common stock. We also repaid approximately $9.0 million of Vurv debt on the closing date. No contingent cash payments remain for this transaction.

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

In 2009, we settled the Vurv escrow account with the former shareholders of Vurv and received 111,167 shares of our Class A common stock while the former shareholders of Vurv received 366,732 shares. The 111,167 shares were valued at $2.5 million based on a market price per share of $22.23 on the settlement date,

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 11, 2009. We have designated these shares as treasury stock for fulfillment of future employee stock purchases under our employee stock purchase plan. The $2.5 million value of the shares was recorded as other income during the fourth quarter of 2009. Additionally in 2009, we received $0.4 million as reimbursement for severance payments made to certain former Vurv employees, which was recorded as a reduction in operating expense in the first quarter of 2009. All escrow accounts related to the Vurv acquisition had been settled as of December 31, 2009.

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

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited pro forma results of operations to reflect the acquisition as if it had occurred on the first date of the acquisition period are shown below:

Year ended December 31, 2008
(In thousands, except per share data)
Revenue	$195,437

Net loss attributable to Class A common stockholders	$(22,226)

Net loss attributable to Class A common stockholders — basic and diluted	$(0.76)

Weighted average Class A common shares — basic and diluted	29,242

3. Intangible Assets and Goodwill

We acquired various identifiable intangible assets as a result of the acquisitions of Learn.com and WWC in 2010. The fair value of these intangible assets was determined based on the present value of the expected future cash flows from the Learn.com and WWC products acquired. We also capitalized $115.4 million of goodwill, which represents the excess purchase price over the net identifiable assets acquired in connection with these acquisitions. We acquired WWC primarily for the compensation product technology that is expected to complement our performance management product. With the acquisition of Learn.com, we will extend our Talent Management suite, to include a learning management solution. We also expect long-term synergies and other benefits from integrating the acquired products on to our unified platform. The goodwill recorded in connection with the acquisitions is primarily related to the expected long-term synergies and other benefits from integrating the acquired products on to our unified platform. All goodwill is reported in the application services operating segment. None of the goodwill recognized upon acquisition is deductible for tax purposes.

We completed the purchase price allocation related to the WWC acquisition as of December 31, 2010. However, the allocation of the purchase price for Learn.com is based upon a preliminary valuation. Changes to amounts recorded as assets or liabilities, such as tax assets and liabilities, may result in a corresponding adjustment to goodwill. We expect the allocation of the purchase price to be final in the third quarter of 2011.

In the second quarter of 2010, we recorded an impairment charge of $0.1 million related to certain identifiable intangible assets acquired in connection with the WWC acquisition. We did not have any goodwill impairments in the years ended December 31, 2010, 2009, or 2008.

The following schedule presents the gross carrying amount of goodwill as of December 31, 2010:

Goodwill	December 31, 2010 Balance
Learn.com	$103,768
WWC	11,623
Vurv Technology	82,425
WetFeet	1,665
JobFlash	2,014
Recruitforce / White Amber	4,923

$206,418

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule presents the details of intangible assets as of December 31, 2010 and 2009:

	December 31, 2010			Weighted average useful life (years)	December 31, 2009			Weighted average useful life (years)
(Dollars in thousands, except years)	Gross Carrying Amount	Accumulated Amortization	Net		Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$25,881	$(11,475)	$14,406	3.9	$11,811	$(7,088)	$4,723	2.8
Customer relationships	66,483	(25,102)	41,381	5.6	41,297	(15,668)	25,629	5.5
Trade name and other	1,741	(390)	1,351	4.0	308	(218)	90	2.3
Non-compete agreements	3,030	(690)	2,340	2.4	410	(308)	102	2.0

	$97,135	$(37,657)	$59,478		$53,826	$(23,282)	$30,544

Amortization expense for intangible assets was $14.5 million, $14.3 million, and $5.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows:

Estimated Amortization Expense	(In thousands)
2011	15,549
2012	13,464
2013	11,386
2014	10,176
2015	6,458
Thereafter	2,445

Total	$59,478

4. Property and Equipment

Property and equipment consists of the following at December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Computer hardware and software	$74,303	$59,699
Furniture and equipment	3,867	3,550
Leasehold improvements	4,839	4,036

	83,009	67,285
Less accumulated depreciation and amortization	(56,457)	(43,775)

Total	$26,552	$23,510

Property and equipment included capital leases totaling $2.7 million and $3.1 million at December 31, 2010 and 2009, respectively. All of the equipment purchased under capital leases are included in computer hardware and software. Accumulated amortization relating to property and equipment under capital leases totaled $2.5 million and $2.3 million, respectively, at December 31, 2010 and 2009. Depreciation and amortization expense of property and equipment was $14.2 million, $13.2 million, and $10.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following at December 31, 2010 and 2009:

	2010	2009
Prepaid Expenses and Other Current Assets	(In thousands)
Prepaid expenses	$6,559	$4,390
Deferred tax asset, net of valuation allowance	5,192	602
Deferred Commissions and bonus	4,272	2,744
Other	2,042	2,390

Total	$18,065	$10,126

	2010	2009
Long-term Other Assets	(In thousands)
Deferred tax asset, net of valuation allowance	$4,719	$3,339
Equity investment(1)	—	1,414
Receivable from sale of Optimize product offering(2)	710	920
Other	1,934	1,222

Total	$7,363	$6,895

(1)	In 2008, we made an initial investment of $2.5 million for a 16% equity investment in WWC and an option to purchase WWC at a later date. We assigned $1.4 million to the 16% equity investment and $1.1 million of the initial investment to the purchase option. In connection with the execution of the Merger Agreement in September 2009, we negotiated more favorable terms than the purchase option and also terminated the purchase option. Accordingly, we recognized an impairment charge for the $1.1 million carrying value of the purchase option in 2009.
(2)	In November 2008, we entered in an agreement to sell our Optimize product offering (“Optimize”) and the associated assets and liabilities. We acquired Optimize in connection with the acquisition of Vurv on July 1, 2008 and the sale of Optimize represents the completion of a disposition plan initiated during 2008. The sale of Optimize did not result in a significant gain or loss.

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consist of the following at December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Accounts payable	$5,523	$5,352
Accrued compensation	16,624	10,969
Accrued professional fees	2,786	1,511
Accrued income taxes	146	1,372
Accrued liabilities and other	11,298	4,388

Total	$36,377	$23,592

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Common Stock

On November 19, 2009, we completed an offering of 6,500,000 shares of our common stock at a price of $20.25 per share. We sold 7,475,000 shares including 975,000 shares related to an underwriter’s option to sell additional shares to cover over-allotments of shares. Upon the closing of the offering, we received net proceeds of $144.6 million, after deducting underwriting discounts and commissions. Additionally, we incurred $0.8 million of other costs in connection with the offering further reducing net proceeds to approximately $143.8 million.

The following describes our common stock and our stock plans.

Class A Common Stock

Holders of the Class A common stock are entitled to one vote for each share of Class A common stock held.

Class B Common Stock and Exchangeable Shares

In November 1999, we entered into an exchangeable share transaction with 9090-5415 Quebec Inc., formerly known as Viasite Inc., a corporation organized under the laws of Quebec, Canada. In connection with this transaction, we received 1,000 Class A common shares of 9090-5415 Quebec Inc. for nominal cash consideration. The remaining shares of 9090-5415 Quebec Inc. consist of two classes of non-voting exchangeable shares and one class of preferred voting shares which, although originally issued, were cancelled in January 2000.

The first class consisted of 17,879,362 Class A Preferred Exchangeable Shares (“Common Exchangeables”) entitling the holder to exchange each share for one sixth of a share of our Class A common stock. The second class consisted of 6,350,400 Class B Preferred Exchangeable Shares (“Preferred Exchangeables”) that entitled the holder to exchange each share for one sixth of a share of our Series A Preferred Shares.

Upon the closing of our initial public offering of our Class A Common Stock, the Preferred Exchangeables entitled the holders of these shares to exchange each share for one sixth of a share of our Class A common stock directly. In addition, holders of all classes of exchangeable shares were party to an agreement which entitles them to the economic equivalent of dividends declared on Class A common stock without requiring them to exchange their shares. However, until the time that such shares are exchanged for our Class A common stock, amounts associated with the Preferred Exchangeables were classified outside of stockholders equity.

The holders of exchangeable shares also held our Class B common stock. The holders of Class B common stock are entitled to one vote for each share of Class B common stock held and vote as a single class with Class A common stock. The Class B common stock is redeemable for $0.00001 per share at the time that either the Common Exchangeables or Preferred Exchangeables are exchanged for Class A common stock. The redemption feature ensures that holders of exchangeable shares do not get double voting rights following an exchange of their shares, once by virtue of holding class B common shares, and once by virtue of holding class A common shares.

Class B common stock was created in order to allow holders of exchangeable shares the ability to vote as if they had exchanged their exchangeable shares without having to exchange such shares. Holders of Class B common stock are not entitled to any substantive rights, economic or otherwise, as a result of their ownership of Class B common stock without consideration of the exchangeable shares of 9090-5415 Quebec Inc. The holders of all classes of exchangeable shares could elect, or we could require them, to exchange their exchangeable

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares. During the year ended December 31, 2008, exchangeable shares were exchanged for 655,652 shares of Class A common stock leaving no exchangeable shares exchangeable for Class A common stock in future years. As of December 31, 2010, shares of Class A common stock resulting from the exchange of exchangeable shares totaled 4,038,287.

Class A Common Stock Plans

On May 28, 2009, our stockholders approved the adoption of the 2009 Equity Incentive Plan (“2009 EIP”) with an initial share reserve of 5,200,000. The 2009 EIP also assumes expired, unexercised options and forfeited or reacquired shares granted under the 1999 Stock Plan, 2004 Stock Plan and the 2005 Stock Plan and is currently the only stock plan used for issuance of future equity awards.

As of December 31, 2010, we had reserved 7,196,943 shares of authorized but unissued Class A common stock for issuance under five stock plans. Of these shares, 7,052,045 shares were authorized but unissued under the four plans approved by stockholders, and 144,898 were authorized but unissued under a plan approved by the Board of Directors. Options to purchase Class A common stock may be granted to employees, directors, and certain consultants. Options issued prior to May 2009 are subject to the vesting provisions associated with each grant, generally vesting one-fourth on the first anniversary of the grant and ratably thereafter for the following 12 quarters. Options issued subsequent to May 2009 were granted from the 2009 EIP. Under the 2009 EIP, options are subject to the vesting provisions associated with each grant, and continue to generally vest one-fourth on the first anniversary of the grant, but then vest ratably on a quarterly basis thereafter for the following 12 quarters.

Reserved Shares of Common Stock

We have reserved the following number of shares of Class A common stock as of December 31, 2010 for the awarding of restricted stock awards, release of performance share awards, exercise of stock options and purchases under the Employee Stock Purchase Plan:

Class A Common Stock Plans (2009 EIP, 1999 Stock Plan, 2004 Stock Plan, 2005 Stock Plan, and assumed Vurv stock option plan)	7,196,943
White Amber Stock Option Plan	10,263
Employee Stock Purchase Plan	1,159,075

Total	8,366,281

We have granted stock options to employees during the years ended December 31, 2010, 2009, and 2008 at exercise prices greater than or equal to the fair value of the Class A common stock at the time of grant. The weighted average grant date fair value of options granted during 2010, 2009 and 2008 was $13.59 per option, $9.06 per option and $9.82 per option, respectively.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2010, 3,224,818 shares were available for future grants under all five plans. The following table presents a summary of the Class A common stock option activity since January 1, 2008, and related information:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,523,414	$13.61
Options granted	978,327	$20.66
Options exercised	(696,731)	$11.11
Options forfeited /expired	(525,748)	$19.30

Outstanding at December 31, 2008	3,279,262	$15.33
Options granted	337,000	$14.53
Options exercised	(604,024)	$12.30
Options forfeited /expired	(286,904)	$21.34

Outstanding at December 31, 2009	2,725,334	$15.27
Options granted	692,008	$25.17
Options exercised	(970,329)	$14.11
Options forfeited /expired	(193,771)	$18.48

Outstanding at December 31, 2010	2,253,242	$18.54	6.18	$21,445,676

Vested and expected to vest at December 31, 2010	2,163,957	$18.27	6.07	$21,074,393

Exercisable at December 31, 2010	1,316,326	$15.54	5.61	$16,024,759

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of our common stock.

The following table summarizes stock options outstanding at December 31, 2010:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price
$ 3.00 - $11.90	263,117	4.57	$8.58	236,488	$8.59
$12.00 - $14.00	296,355	4.96	13.67	288,015	13.71
$14.10 - $15.87	346,271	7.02	15.62	257,515	15.55
$15.92 - $17.28	250,706	7.16	17.12	148,907	17.04
$17.35 - $18.00	253,031	5.37	17.91	231,557	17.91
$18.01 - $21.03	76,816	6.17	19.26	32,473	19.73
$21.18 - $21.18	239,130	6.13	21.18	—	—
$21.31 - $26.00	229,685	7.65	24.31	76,909	23.91
$26.48 - $30.30	132,931	6.35	28.57	44,462	29.46
$32.06 - $32.06	165,200	6.85	32.06	—	—

	2,253,242	6.18	$18.54	1,316,326	$15.54

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $13.2 million, $4.7 million, and $6.5 million, respectively. We received $13.7 million, $7.4 million, and $7.7 million in cash from option exercises during the years ended December 31, 2010, 2009, and 2008, respectively.

On April 17, 2009, 31,360 exercisable options held by terminated employees were modified to extend their expiration date to May 30, 2009, which was 30 days after we became current with our SEC filing requirements. The modification of these options resulted in an incremental stock-based compensation expense of $47,000 in 2009. Additionally, we recorded shared-based compensation expense of $0.3 million in 2008 for acceleration in vesting of stock options and restricted stock related to two employees who were terminated.

We recorded stock-based compensation expense of $4.9 million, $5.5 million, and $7.4 million for the years ended December 31, 2010, 2009, and 2008, respectively related to stock option grants. At December 31, 2010, unamortized compensation cost related to Class A common stock options was $9.7 million, net of assumed forfeitures. The cost is expected to be recognized over a weighted-average period of 2.7 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

White Amber Stock Option Plan

Options issued under the White Amber Stock Option Plan are subject to the vesting provisions associated with each grant, generally for 25% vesting upon issuance, with future vesting over defined periods for the remaining shares.

The following schedule summarizes the activity relating to the White Amber Option Plan since January 1, 2008:

	Number of Options	Weighted- Average Exercise Price
Outstanding — January 1, 2008	24,545	$0.78
Exercised	(1,500)	$0.78

Outstanding — December 31, 2008	23,045	$0.78
Exercised	(12,782)	$0.78

Outstanding — December 31, 2009	10,263	$0.78
Exercised	—	$—

Outstanding — December 31, 2010	10,263	$0.78

Options under the White Amber Option Plan have a ten year life, with 2.8 years remaining life as of December 31, 2010. The aggregate intrinsic value of the 10,263 fully vested options outstanding at December 31, 2010 related to the White Amber option Plan was $0.3 million. The total intrinsic value of options exercised during 2010 was $0. We did not record any stock-based compensation expense for the White Amber Stock Plan for the years ended December 31, 2010, 2009 and 2008.

Restricted Stock and Performance Shares

On May 31, 2006, the Compensation Committee of our Board of Directors approved a form of restricted stock agreement and a form of performance share agreement for use under our 2004 Stock Plan pursuant to

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which we have granted restricted stock and performance shares through May 2009, when we began to grant restricted stock and performance shares under the EIP. The shares of restricted stock and performance share awards have a per share price of $0.00001 which equals the par value. Our right to repurchase the restricted stock granted to employees lapses in accordance with a four year schedule and the performance shares granted to employees vest in accordance with a four year vesting schedule. Restricted stock and performance shares granted prior to May 2009 were subject to quarterly vesting for the 16 quarters following the grant date. Beginning June 1, 2009, restricted stock and performance shares were granted from the EIP. Under the EIP restricted stock and performance shares generally vest one-fourth on the first anniversary of the vesting start date then quarterly thereafter for the following 12 quarters. Our outside directors, with the exception of the Lead Independent Director of our Board of Directors, receive 50%, and may elect to receive up to 100%, of their board compensation as restricted stock or performance shares in lieu of cash compensation. The Lead Independent Director of our Board of Directors may elect to receive his board compensation in any combination of cash and restricted stock. Restricted stock awards to directors made in lieu of cash compensation are granted on the first business day of each quarter and vest on the last day of each quarter. The fair value is measured based upon the closing Nasdaq market price of our underlying common stock as of the date of grant. We use historical and current data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. Restricted stock and performance share awards are amortized over the period using the straight-line method. The only performance condition for unvested performance shares outstanding as of December 31, 2010 is continued service. Upon vesting, performance share awards convert into an equivalent number of shares of common stock. The following table presents a summary of the restricted stock awards and performance share awards since January 1, 2008:

	Performance Share Awards	Restricted Stock Awards	Weighted- Average Grant-Date Fair Value
Repurchasable/nonvested balance at January 1, 2008	28,125	200,376	$13.77
Awarded	29,227	440,582	$18.53
Released/vested	(15,984)	(126,505)	$14.25
Forfeited/cancelled	(2,090)	(81,743)	$15.65

Repurchasable/nonvested balance at December 31, 2008	39,278	432,710	$18.12

Awarded	468,957	273,171	$14.67
Released/vested	(27,421)	(230,318)	$16.09
Forfeited/cancelled	(13,359)	(8,751)	$22.98

Repurchasable/nonvested balance at December 31, 2009	467,455	466,812	$17.01

Awarded	1,034,252	45,807	$20.96
Released/vested	(140,139)	(231,948)	$15.79
Forfeited/cancelled	(106,765)	(68,449)	$17.28

Repurchasable/nonvested balance at December 31, 2010	1,254,803	212,222	$19.10

We recorded $8.3 million, $4.6 million, and $3.1 million in stock-based compensation expense related to restricted stock and performance share agreements for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, the unamortized compensation cost was $23.9 million, net of assumed forfeitures. The cost is expected to be recognized over a weighted-average period of between 1.4 and 3.3 years.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

We adopted the Employee Stock Purchase Plan (“ESPP”) in 2004, which reserved a total of 500,000 shares of common stock for issuance. The ESPP also provides for annual increases in the number of shares available for issuance on the first day of each year, beginning in 2005, and ending in 2014, equal to the lesser of:

•	2% of the outstanding shares of the common stock on the first day of the applicable year;

•	1,000,000 shares; and

•	such other amount as our Board of Directors or committee thereof may determine.

Under the ESPP, employees may purchase common stock through accumulated payroll deductions. Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally commence each May 1 and November 1. Shares are purchased through employees’ payroll deductions, up to a maximum of 10% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of our common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than 10,000 shares per offering or $25,000 worth of common stock in one calendar year. During the years ended December 31, 2010, 2009 and 2008, employees purchased approximately 186,786, 182,608 and 175,669 shares at average prices of $20.22, $12.06 and $13.87 per share, respectively. Cash received from purchases under the ESPP for the years ended December 31, 2010, 2009, and 2008 was $3.8 million, $2.2 million and $2.4 million, respectively. As of December 31, 2010, 1,159,075 shares were available for future issuance under the ESPP.

Unamortized compensation cost was $0.6 million at December 31, 2010. This cost is to be recognized over the four months ended April 30, 2011. The following table presents a summary of the ESPP activity since January 1, 2008:

	Shares	Purchase Price
ESPP balance — January 1, 2008	291,495	—
Employees purchases	(175,669)	$13.87

ESPP balance — December 31, 2008	115,826	—
Increase in share reserve	622,487	—
Employees purchases	(182,608)	$12.06

ESPP balance — December 31, 2009	555,705	—
Increase in share reserve	790,156	—
Employees purchases	(186,786)	$20.22

ESPP balance — December 31, 2010	1,159,075	—

We recorded stock-based compensation of $1.7 million, $0.9 million, and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively related to our ESPP.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The following table summarizes the total stock-based compensation expense included in our Consolidated Statements of Operations for years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
	(In thousands)
Cost of revenues	$2,632	$1,842	$1,525
Sales and marketing	4,066	3,011	3,132
Research and development	2,643	1,516	1,465
General and administrative	5,598	4,660	5,311

	$14,939	$11,029	$11,433

We recorded $4.9 million in pre-tax share-based compensation expense for stock options, $8.3 million in share-based compensation expense for restricted stock awards and $1.7 million for purchase rights under the employee stock purchase plan during the year ended December 31, 2010. Additionally, we realized $0.3 million in excess tax benefits during the year ended December 31, 2010. As of December 31, 2010, there was $34.3 million in total unrecognized compensation cost, net of assumed forfeitures, related to non-vested share-based compensation arrangements granted under all equity compensation plans.

Determining Fair Value

We measure all share-based payments to employees, including grants of stock options, based on the grant date fair value of the awards and recognize these amounts in our consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). We amortize the fair value of share-based payments on a straight-line basis.

We estimate the fair value of stock options granted using the Black-Scholes option valuation model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. We estimate the expected volatility of common stock at the date of grant based on a combination of our historical volatility and the volatility of comparable companies. We estimate the expected term using the simplified method. We elected to use the simplified method due to a lack of term length data as we completed our initial public offering in October 2005 and our options meet the criteria of the “plain-vanilla” options. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant appropriate for the expected term of employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for share-based payment awards during the years ended December 31, 2010, 2009, and 2008:

Stock Options	2010	2009	2008
Expected volatility	65%	68 to 69%	53 to 66%
Risk-free interest rate	1.845%	1.63 to 2.95	1.97 to 3.53%
Expected life (in years)	4.72	4.75 to 6.25	5.5 to 6.25
Weighted-average exercise price per share of options granted	$25.17	$14.53	$18.00
Weighted-average fair value per share of option granted	$13.59	$9.06	$9.82
Expected dividend yield	0%	0%	0%

Employee Stock Purchase Plan	2010	2009	2008
Expected volatility	65.71%	59 to 78%	44 to 59%
Risk-free interest rate	0.204%	0.17 to 0.29%	1.07 to 3.49%
Expected life (in weeks)	26	22 to 26	26
Expected dividend yield	0%	0%	0%

8. Income Taxes

The domestic and foreign components of income (loss) before provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Domestic	$(7,166)	$(1,288)	$(7,228)
Foreign	2,280	1,428	403

Total	$(4,886)	$140	$(6,825)

The provision for (benefit from) income taxes consisted of:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current
Federal	$(327)	$163	$313
State	1,491	666	192
Foreign	150	155	222

Total	$1,314	$984	$727

Deferred
Federal	$(5,450)	$(251)	$519
State	(760)	—	—
Foreign	(410)	(1,886)	57

Total	(6,619)	(2,137)	576

Total provision for (benefit from) income taxes	$(5,306)	$(1,153)	$1,303

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between the statutory tax expense (benefit) rate and the effective tax expense (benefit) rate, expressed as a percentage of income (loss) before provision for (benefit from) income taxes, were as follows:

	Year Ended December 31,
	2010	2009	2008
Statutory federal tax expense (benefit) rate	34%	34%	-34%
State income taxes	-31%	53%	1%
U.S. Alternative Minimum Tax (AMT)	7%	0%	0%
Difference between statutory rate and foreign effective tax rate	21%	-1578%	5%
Non-deductible stock-based compensation	-21%	995%	22%
Non-taxable Vurv escrow settlement	0%	-599%	0%
Non-deductible executive compensation	-7%	0%	0%
Non-deductible acquisition-related costs	-22%	0%	0%
Non-deductible other expenses	-2%	206%	1%
Unbenefitted losses/valuation allowance	130%	68%	24%

Total	109%	-821%	19%

The components of our deferred tax assets and liabilities consisted of:

	Year Ended December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Tax loss carry forwards	$24,731	$19,787
Reserves and accruals	4,248	2,048
Deferred revenue	5,842	5,838
Alternative Minimum Tax credit	—	331
Canadian investment credits	7,433	5,863
Stock based compensation	3,173	3,085
Intercompany expense disallowance	1,910	1,931
Other, net	958	677
Foreign	—	693

Total deferred tax assets	$48,294	$40,253

Deferred tax liabilities:
Transaction costs	$(492)	$(487)
Property and equipment	(2,237)	(608)
Acquired intangible assets	(21,266)	(10,787)
Reserves and accruals	—	(2,726)
Foreign	(2,750)	—

Total deferred tax liabilities	$(26,745)	$(14,608)

Net deferred tax asset	$21,549	$25,645
Valuation allowance	(17,045)	(21,704)

Deferred tax asset, net	$4,504	$3,941

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For 2010, we have current state income tax expense of approximately $1.5 million, primarily due to the State of California suspending the use of net operating losses.

As of December 31, 2010, we have U.S. federal net operating loss carryforward amounts of approximately $84.5 million which begin to expire in 2023. We have California net operating loss carryforward amounts of approximately $17.4 million which begin to expire in 2014 and net operating loss carryforward amounts in other states of approximately $48.2 million which begin to expire in 2011. Included in these carryforward amounts are losses of approximately $19.8 million associated with nonqualified stock option excess tax deductions that, when realized, will be recorded as an increase to additional paid-in capital. We have federal tax credit carryforward amounts of $0.3 million which begin to expire in 2023. We have Canadian federal investment tax credit carryforward amounts of approximately $7.4 million which begin to expire in 2025. Utilization of net operating loss and tax credit carryforward amounts are subject to annual limitations pursuant to Internal Revenue Code Section 382. Such limitation could result in the expiration of net operating loss and tax credit carryforward amounts before utilization.

The valuation allowance decreased by $4.7 million during 2010, primarily due to a decrease of $6.5 million related to the purchase accounting associated with the acquisition of Learn.com during the fourth quarter. We acquired taxable temporary differences in excess of deductible temporary differences, which resulted in a reduction of our valuation allowance that was recorded outside of acquisition accounting. Other changes to the valuation allowance related to deferred tax adjustments and unrecognized tax benefits with no impact on deferred tax expense or benefit. We anticipate finalizing our purchase accounting for the Learn.com acquisition in the second quarter of 2011.

Deferred income tax assets and liabilities are recorded using the asset/liability method and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. The guidance provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. We have determined that it is more likely than not that our non-U.S. deferred tax assets will be realized and our U.S. deferred tax assets will not be realized. Should we determine that it is more likely than not that the U.S deferred tax assets will be realized, we will adjust the related valuation allowance and recognize a material decrease to our income tax expense in the period that such determination is made. Significant judgment is required by management in determining the period in which the reversal of a valuation allowance should occur. We will continue to evaluate, by jurisdiction and on a quarterly basis, the ability to realize our deferred tax assets.

A reconciliation of the beginning and ending amounts of uncertain tax benefits is as follows:

	Year Ended December 31,
	(In millions)
	2010	2009	2008
Uncertain tax benefits at January 1,	$5.1	$6.5	$6.9
Increases for uncertain tax benefits in current year	0.9	—	2.0
Increases for uncertain tax benefits of prior years	0.3		0.8
Decreases for uncertain tax benefits of prior years	(0.1)	(1.2)	(2.4)
Settlements	—	—	(0.8)
Lapse of statute of limitations	(0.1)	(0.2)	—

Uncertain tax benefits at December 31,	$6.2	$5.1	$6.5

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010, interest expense related to uncertain tax positions was less than $0.1 million. The effective settlement of approximately $4.8 million of the unrecognized tax benefit balance of $6.2 million would result in the recognition of a tax benefit. The effective settlement of the remaining unrecognized tax benefit balance would increase tax attributes which are subject to a full valuation allowance and, as such, would not result in the recognition of a tax benefit. As we have net operating loss carryforward amounts for federal and state purposes, the statutes of limitation remain open for all tax years to the extent the tax attributes are carried forward into future tax years. There could be a significant impact to our uncertain tax positions over the next twelve months depending on the outcome of any audit. We anticipate that unrecognized tax benefits will decrease by less than $0.1 million relating to expiring statutes of limitation by the end of 2011.

There is an ongoing income tax examination of Learn.com by the Internal Revenue Service. With the exception of Canada, we are no longer subject to foreign income tax examinations by tax authorities for years before 2004. In December 2008, we were notified by the federal Canada Revenue Agency (“CRA”) of its intent to audit tax years 2002 through 2007. CRA has issued assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and CAD $6.9 million, respectively. In December 2010, we received a proposal letter from CRA, detailing their initial proposal of increasing 2004 taxable income by CAD $7.2 million. These adjustments relate principally to the treatment of refundable tax credits connected with the Information Technology Development Centres (“CDTIs”) and income and expense allocations recorded between us and our Canadian subsidiary. We disagree with the CRA’s basis for these adjustments and intend to appeal the assessments through applicable administrative and judicial procedures. We have also sought U.S. tax treaty relief through the appropriate Competent Authority tribunals for assessments received from the CRA. Although we believe we have reasonable basis for our tax positions, it is possible an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular quarter or annual period.

As of December 31, 2010, we have undistributed earnings from foreign subsidiaries of approximately $6.6 million. These earnings are considered to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

9. Commitments and Contingencies

Operating Leases — Our principal commitments consist of obligations under leases for our office space, computer equipment and furniture and fixtures; and contractual commitments for hosting and other support services

We lease office space under non-cancelable operating leases with various expiration dates through 2018. The facilities generally require us to pay property taxes, insurance and maintenance costs. Further, several lease agreements contain rent escalation clauses or rent holidays. For purposes of recognizing minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization. We have the option to extend or renew most of our leases which may increase the future minimum lease commitments. Rental expense under these agreements for the years ended December 31, 2010, 2009, and 2008 were approximately $2.8 million, $9.7 million, and $6.1 million, respectively.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software Contracts — We have entered into software license and maintenance agreements for database software used in the production environment. Total payments related to these agreements are included in the software contracts column below.

Capital Leases — See Note 4 “Property and Equipment” for additional information regarding capital leases.

The minimum non-cancelable scheduled payments under these agreements at December 31, 2010 are as follows:

	Operating Leases
	Equipment Leases	Facility Leases	Third Party Hosting Facilities	Total Operating Leases	Software Contracts	Capital Leases(1)	Total
	(In thousands)				(In thousands)	(In thousands)	(In thousands)
2011	68	2,719	1,950	4,737	4,309	112	9,158
2012	45	2,530	1,588	4,163	463	41	4,667
2013	—	1,356	957	2,313	11	7	2,331
2014	—	860	943	1,803	—	—	1,803
2015	—	727	236	963	—	—	963
Thereafter	—	1,894	—	1,894	—	—	1,894

Total	$113	$10,086	$5,674	$15,828	$4,783	$160	$20,816

Less amounts representing interest						(9)

Present value of minimum lease payments						$151
Less current portion						(105)

Noncurrent portion						$46

(1)	amount includes interest.

Litigation

Kenexa Litigations — Kenexa BrassRing, Inc., (“Kenexa”) filed suit against us in the United States District Court for the District of Delaware on August 27, 2007. Kenexa alleges that we infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining us from further infringement. We answered Kenexa’s complaint on January 28, 2008. On May 9, 2008, Kenexa filed a similar lawsuit against Vurv Technology, Inc. (now known as Vurv Technology LLC) (“Vurv”) in the United States District Court for the District of Delaware, alleging that Vurv has infringed Patent Nos. 5,999,939 and 6,996,561, and seeking monetary damages and an order enjoining further infringement. Vurv answered Kenexa’s complaint on May 29, 2008. We acquired Vurv on July 1, 2008. We have reviewed these matters and believe that neither our nor Vurv’s software products infringe any valid and enforceable claim of the asserted patents. We have engaged in settlement discussions with Kenexa, but no settlement agreement has been reached. Litigation is ongoing with respect to these matters, and both parties have filed summary judgment motions. Trial scheduled for the week of December 6, 2010, was postponed and rescheduled to begin June 27, 2011.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 30, 2008, we filed a reexamination request with the United States Patent and Trademark Office (“USPTO”), seeking reconsideration of the validity of Patent No. 6,996,561 based on prior art that we presented with our reexamination request. Finding that our reexamination request raised a “substantial new question of patentability,” the USPTO ordered reexamination of Patent No. 6,996,561 on September 5, 2008. On November 13, 2008, the USPTO issued an office action rejecting all of the claims of Patent No. 6,996,561 because they are either anticipated by or unpatentable over the prior art. After comments by both parties to the reexamination, on June 4, 2009 the USPTO issued a subsequent action standing by its determination that certain claims of Patent No. 6,996,561 are unpatentable, but indicating patentability of other claims. Both parties have since provided additional comments on this subsequent action and both parties have since filed appeals to elements of the reexamination to the USPTO’s Board of Patent Appeals and Interferences. The USPTO Board of Patent Appeals and Interferences has set an oral hearing for April 6, 2011. Accordingly, the USPTO’s reexamination of Patent No. 6,996,561 is ongoing.

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

Other Matters — In addition to the matters described above, we are subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against us by customers, former employees and advisors and

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

competitors. We are also subject to legal proceedings or discussions that may result in litigation, settlements or other liabilities in the future. For instance: (1) we have received and are currently responding to a subpoenas from the Department of Homeland Security’s inspector general’s office relating to our commercial pricing for the Transportation Security Administration, a government entity that accessed our services through a third party prime contractor, and as a result of this inquiry, we may be subject to penalties, sanctions, or other damages, including forfeiture or refund of profits or certain fees collected, fines and suspension or prohibition from doing business with the involved government entity; (2) in the first half of 2010, we became aware that certain Taleo customers had been contacted by an intellectual property licensing firm asserting that a usability feature of the Taleo software was subject to patents held by the intellectual property licensing firm, and we are in discussions with the patent holder with respect to these assertions; (3) we were recently notified of a potential collective and/or class action claim under federal and state wage and hour laws with respect to a portion of our employee population, and we are in discussions with the potential claimants with respect to these assertions; and (4) we were recently notified by a former customer that the former customer intends to seek indemnification from us with respect to costs arising from an alleged data privacy breach involving the Vurv product that we acquired in 2008. Taleo is currently awaiting more information about this potential claim from the former customer.

We have accrued for estimated losses in the accompanying consolidated financial statements for matters with respect to which we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Based on currently available information, we do not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, is likely to have a material adverse effect on our financial position, results of operations or cash flows. However litigation is subject to inherent uncertainties and our view on these matters may change in the future.

10. Employee Benefit Plans

We maintain a 401(k) profit-sharing plan (the “401(k) Plan”) covering substantially all U.S. employees. Pursuant to the 401(k) Plan, we may elect to match employee contributions to the 401(k) Plan, not to exceed 6% of an employee’s compensation. Effective January 1, 2008, we instituted a 401(k) matching program with the following specifics: (i) for employee contributions to the 401(k) Plan of up to 4% of each employee’s base salary up to a maximum of $245,000 for the year ended December 31, 2009, we will match such employee contributions at a rate of $0.50 for every $1.00 contributed by the employee; and (ii) our 401(k) matching program has a three year vesting period. We recorded $0.8 million, $0.8 million and $0.4 million in employee related costs during the year ended December 31, 2010, 2009 and 2008, respectively, as a result of the adoption of this program.

11. Other Income

	Year Ended December 31,
	2010	2009
	(In thousands)
Settlement of Vurv escrow account	$—	$2,471
WWC purchase option write-off	—	(1,084)
Gain on remeasurement of previously held interest in WWC	885	—

Other income	$885	$1,387

On January 1, 2010 when we closed the acquisition of the remaining 84% equity interest in WWC, we took control of the entity and re-measured the previously held 16% equity interest to its fair value. The difference of $0.9 million between the $1.4 million book value and the $2.3 million fair value of the previously held 16% interest was recorded as a gain in the statement of operations as other income.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2009, we settled the Vurv escrow account with the former shareholders of Vurv and received 111,167 shares of the Company’s Class A common stock valued at $2.5 million based on a market price per share of $22.23 on the settlement date, November 11, 2009. The $2.5 million value of the shares was recorded as other income during the fourth quarter of 2009. See Note 2 “Business Combinations and Dispositions”.

In the third quarter of 2008, we made an initial investment of $2.5 million for a 16% equity investment in WWC and an option to purchase WWC at a later date. We assigned $1.4 million to the 16% equity investment and $1.1 million of the initial investment to the purchase option. In connection with the execution of the Merger Agreement on September 14, 2009, we negotiated more favorable terms than the purchase option and also terminated the purchase option. Accordingly, we wrote-off the $1.1 million carrying value of the purchase option in the third quarter of 2009.

12. Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share is calculated by dividing the net income (loss) applicable to common stockholders by the weighted-average number of Class A common shares outstanding during the period. Given that the Class B common shares do not have any economic rights, we have determined that basic earnings per share should be calculated based only on the outstanding Class A common shares. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive. However, during periods of net income, earnings per share is based on outstanding Class A common shares and exchangeable shares, since the latter are participating securities, but have no legal requirement to fund losses. Class B common shares are non-participating in periods of net income or net loss and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. Exchangeable shares and stock options are included only if they are dilutive. These securities aggregated on a weighted-average share basis to 555,794, 899,685, and 3,823,137 for the years ended December 31, 2010, 2009, and 2008, respectively. They were not included in the diluted net loss per common share for the year ended December 31, 2008 since they were antidilutive for that period.

A summary of the loss or earnings applicable to each class of common shares is as follows:

	2010		2009		2008
	Class A Common	Class B Common(1)	Class A Common	Class B Common(1)	Class A Common	Class B Common(1)
	(In thousands, except per share data)
Allocation of net income (loss)	$420	—	$1,293	—	$(8,128)	—
Weighted-average shares outstanding — basic	39,685	—	31,507	—	27,569	455
Weighted-average shares outstanding — diluted	40,915	—	32,406	—	27,569	455
Net income (loss) per share — basic	$0.01	—	$0.04	—	$(0.29)	—
Net income (loss) per share — diluted	$0.01	—	$0.04	—	$(0.29)	—

(1)	Class B common shares are non-participating in periods of net income or net losses and as a result have no attribution of earnings or losses for the purposes of calculating earnings per share. The corresponding exchangeable shares, discussed at Note 7. “Common Stock”, are participating securities but have no legal requirement to fund such losses, making them antidilutive for 2008.

Effective for interim and annual periods beginning after December 15, 2008, and applied retrospectively, the FASB issued an accounting standard that requires use of the two-class method to calculate earnings per share when non-vested restricted stock awards are eligible to receive dividends (i.e., participating securities), even if

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

13. Segment and Geographic Information, International Operations, and Customer Concentrations

We report information about operating segments in our annual financial statements and selected information about operating segments in our interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

We are organized geographically and by line of business and based on this we have identified two major line of business operating segments: application and consulting services.

The application line of business is engaged in the development, marketing, hosting and support of our software applications. The consulting services line of business offers implementation, business process reengineering, change management, and education and training services.

The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies. We do not evaluate assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segment.

The following table presents a summary of operating segments:

	Application	Consulting	Total
	(In thousands)
2010
Revenue	$199,302	$37,973	$237,275
Contribution margin(1)	$107,106	$8,302	$115,408
2009
Revenue	$173,495	$24,917	$198,412
Contribution margin(1)	$97,170	$303	$97,473
2008
Revenue	$138,628	$29,791	$168,419
Contribution margin(1)	$75,258	$4,522	$79,780

(1)	Contribution margins equals gross profit minus research and development expenses. The contribution margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Profit Reconciliation

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Contribution margin for reportable segments	$115,408	$97,473	$79,780
Sales and marketing	(77,721)	(65,731)	(53,827)
General and administrative	(43,834)	(33,152)	(32,382)
Restructuring charges	—	—	(1,914)
Interest and other income, expense, net	1,261	1,550	1,518

Income (loss) before provision for income taxes	$(4,886)	$140	$(6,825)

Geographic Information:

Revenue attributed to a country or region includes sales to multinational organizations and is based on the country of location of the Taleo legal entity that is the contracting party. Our U.S. entity is the contracting party for all sales agreements in the United States and our Canadian entity is the contracting party for all Taleo Enterprise sales agreements in Canada. Prior to January 1, 2005, certain of our subsidiaries outside of North America were the contracting parties for sales transactions within their regions. After January 1, 2005, the Company’s U.S. entity has been the contracting party for all new sales agreements and renewals of existing sales agreements entered into with customers outside of North America. Revenues and assets and by legal contracting entity by region are as follows:

	United States	Canada	Europe	Other	Total
	(In thousands)
Year ended December 31, 2010 —
Revenues	$226,548	$10,727	$—	$—	$237,275

Assets	$491,580	$24,955	$5,527	$1,774	$523,836

Year ended December 31, 2009 —
Revenues	$191,288	$7,036	$16	$72	$198,412

Assets	$430,371	$20,179	$5,099	$728	$456,377

Year ended December 31, 2008 —
Revenues	$159,860	$7,919	$403	$237	$168,419

Assets	$263,268	$15,177	$4,304	$440	$283,189

The geographic mix of application revenue based on the region of location of the customer’s contracting entity was as follows:

	Year Ended December 31,
	2010	2009	2008
United States	83%	81%	83%
Canada	4%	4%	5%
Europe	9%	11%	8%
Rest of the world	4%	4%	4%

	100%	100%	100%

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the nature of consulting services revenue recognition, it is impracticable to determine revenue by location of the customer.

14. Severance and Exit Costs

Restructuring

During the second quarter of 2008, we initiated a restructuring plan (the “Plan”) to reorganize as a result of the Vurv acquisition. The Plan was completed in the fourth quarter of 2008 and resulted in the termination of approximately 34 persons throughout the organization and the closure of certain U.S. and international facilities. During the year ended December 31, 2008, we incurred severance and facility closure expense of $1.9 million. No restructuring expense was incurred during the years ended December 31, 2010 or 2009.

At December 31, 2009, we had no future liability related to restructuring charges in its consolidated balance sheet.

	Severance	Facility closure	Total liability
	(In thousands)
Restructuring expense
Liability at January 1, 2009	$271	$—	$271
Cash payments in the first quarter of 2009	(271)	—	(271)

Liability at December 31, 2009	$—	$—	$—

Transition of Time and Expense Services Processing

We discontinued the time and expense processing services related to the Taleo Contingent solution in August 2008, as a result of which 34 positions were terminated and 4 were reassigned to other departments. If an employee was terminated and remained employed through the transition date, the terminated employee was entitled to an exit package. Total costs for the year ended December 31, 2008 were $0.1 million and were recorded as an operating expense. No exit cost was incurred during the years ended December 31, 2010 or 2009.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for the years ended December 31, 2010 and 2009 is as follows:

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	Full Year(2)
(In thousands, except per share data)
Revenue	$55,046	$56,276	$58,737	$67,216	$237,275
Gross profit	37,248	37,183	40,200	44,208	158,839
Operating income/(loss)	(164)	(1,614)	1,472	(5,841)	(6,147)
Net income (loss)	818	(1,410)	1,632	(620)	420
Net income (loss) attributable to Class A common stockholders per share — basic	$0.02	$0.04	$0.04	$(0.02)	$0.01
Net income (loss) attributable to Class A common stockholders per share — diluted	$0.02	$(0.04)	$0.04	$(0.02)	$0.01
Weighted average Class A common shares outstanding — basic	39,156	39,444	39,815	40,339	39,685
Weighted average Class A common shares outstanding — diluted	40,338	39,444	40,963	40,339	40,915

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year(2)
(In thousands, except per share data)
Revenue	$48,083	$49,093	$50,736	$50,500	$198,412
Gross profit	32,125	32,195	33,934	34,066	132,320
Operating income (loss)	(1,948)	(1,516)	301	1,753	(1,410)
Net income (loss)	(2,085)	(113)	(1,102)	4,593	1,293
Net income (loss) attributable to Class A common stockholders per share — basic	$(0.07)	$(0.00)	$(0.04)	$0.13	$0.04
Net income (loss) attributable to Class A common stockholders per share — diluted	$(0.07)	$(0.00)	$(0.04)	$0.13	$0.04
Weighted average Class A common shares outstanding — basic	30,262	30,417	30,883	34,425	31,507
Weighted average Class A common shares outstanding — diluted	30,262	30,417	30,883	35,594	32,406

(1)	Operating income (loss) for the fourth quarter of 2010 includes $3.8 million in acquisition-related transaction costs.
(2)	Net income (loss) attributable to Class A common stockholder per share – basic and diluted for the four quarters of each year may not sum to the total for the year because of the different number of shares outstanding during each period.

16. Restatement

Previously Restated Consolidated Financial Statements for the year ended December 31, 2008

Our current Annual Report on Form 10-K contains financial information related to the fiscal year ended December 31, 2008 which reflects previously restated financial information. Our Annual Report on Form 10-K for the year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”)

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on April 30, 2009 reflected a restatement related to revenue recognition and was subsequently amended on Form 10-K/A filed on October 27, 2009 to reflect the restatement that resulted from management’s determination subsequent to the issuance of the Company’s financial statements for the fiscal year ended December 31, 2008 that there was an error in its accounting for stock-based compensation expense (the “Restatement — Stock-based Compensation”). These previously reported restatements impacted the financial information included in our current Annual Report on Form 10-K with respect to the year ended December 31, 2008 and as of December 31, 2008.

Restatement—Stock-based Compensation

In October 2009, we identified an error in the accounting for stock-based compensation expense after upgrading to a new version of the equity program administration software that we license from a third-party provider. The third-party provider has advised its users that the new version of the software corrects an error in the prior version with respect to the calculation of stock-based compensation expense. Specifically, the prior version of the software incorrectly calculated stock-based compensation expense by continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather that reflecting actual forfeitures as awards vested, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. The correction of the error by us resulted in changes to the timing of stock-based compensation expense over the vesting period of the awards during the relevant periods, but did not change the total stock-based compensation expense. As stock-based compensation expense is a non-cash item, there was no impact to net cash provided by operations in any period.

The effect of correcting this error was an increase to net income of $0.1 million for the year ended December 31, 2008 compared to amounts previously reported.

The cumulative effect of the stock-based compensation adjustments on the consolidated balance sheet as of the year ended 2008 was an increase in additional paid-in capital offset by a corresponding increase in accumulated deficit which resulted in no net effect on stockholders’ equity.

17. Subsequent Events

On February 1, 2011, we entered into a definitive agreement to acquire Cytiva, a Canadian based mid-market provider of on-demand recruiting software solutions, for approximately $11 million in cash. We expect the acquisition of Cytiva to extend our customer base in the small and medium sized market. The acquisition is subject to customary closing conditions, including regulatory approval, and is expected to be completed in the second quarter of 2011.

In February 2011, we amended our facility lease in Dublin, California for additional office space until June 2013. The total commitment under this amendment is approximately $0.6 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Attestation report of the registered public accounting firm.

See “Report of Independent Registered Public Accounting Firm” on page 64.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled “Directors and Corporate Governance” in our 2011 Proxy Statement. Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Company” in our 2011 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is included under the caption “Executive Compensation” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Executive Compensation — Equity Compensation Plan Information” in the 2011 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Party Transactions” in the 2011 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Principal Accounting Fees and Services” in the 2011 Proxy Statement and is incorporated herein by reference.

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

TALEO CORPORATION

By:	/s/ Douglas C. Jeffries
Douglas C. Jeffries
Executive Vice President and Chief Financial Officer

Date: February 28, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Gregoire and Douglas C. Jeffries, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Gregoire Michael Gregoire	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2011

/s/ Douglas C. Jeffries Douglas C. Jeffries	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2011

/s/ Carol Richwood Carol Richwood	Vice President, Principal Accounting Officer (Principal Accounting Officer)	February 28, 2011

/s/ Jeffrey Stiefler Jeffrey Stiefler	Lead Independent Director of the Board of Directors	February 28, 2011

/s/ Gary Bloom Gary Bloom	Director	February 28, 2011

/s/ Patrick Gross Patrick Gross	Director	February 28, 2011

/s/ Greg Santora Greg Santora	Director	February 28, 2011

/s/ Jeffrey Schwartz Jeffrey Schwartz	Director	February 28, 2011

/s/ Jonathan Schwartz Jonathan Schwartz	Director	February 28, 2011

/s/ Michael Tierney Michael Tierney	Director	February 28, 2011

/s/ James Tolonen James Tolonen	Director	February 28, 2011

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement dated as of March 2, 2007, by and among Taleo Corporation, JobFlash, Inc., and, with respect to Articles X, XI and XII thereof only, U.S. Bank National Association as Escrow Agent (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on March 8, 2007)

2.2	Agreement and Plan of Reorganization dated as of May 5, 2008, by and among Taleo Corporation, Dolphin Acquisition Corporation, Porpoise Acquisition LLC, Vurv Technology, Inc., and, with respect to Articles VII, VIII and IX thereof only, Derek Mercer as Stockholder Representative and U.S Bank National Association as Escrow Agent (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on May 7, 2008)

2.3	Amended and Restated Agreement and Plan of Merger dated as of September 14, 2009, by and among Taleo Corporation, Wyoming Acquisition Corporation, Worldwide Compensation, Inc., and, with respect to Articles VII, VIII and IX thereof only, Dennis M. Rohan as Stockholder Representative and U.S. Bank National Association as Escrow Agent (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on September 18, 2009)

2.4	Agreement and Plan of Merger dated September 1, 2010, by and among Taleo Corporation, Cajun Acquisition Corporation, Learn.com, Inc. and with respect to Articles VII, VIII and IX only, James Riley as Stockholder Representative and U.S. Bank National Association as Escrow Agent (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on September 2, 2010)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on May 13, 2004)

4.1	Form of Class A common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

4.2	Form of Class B common stock certificate (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

10.1*	1999 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.2*	ViaSite Inc. Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.3	2003 Series D Preferred Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.4*	2004 Stock Plan, as amended April 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on May 11, 2009)

10.5*	2004 Stock Plan — Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on May 11, 2009)

Exhibit Number	Description

10.6*	2004 Stock Plan — Form of Performance Share Agreement (U.S. service providers) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on May 11, 2009)

10.7*	2004 Stock Plan — Form of Performance Share Agreement (Canada grantees) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on June 6, 2006)

10.8*	2004 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)

10.9*	2005 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

10.10	Vurv Technology, Inc. Stock Option Plan, as amended and restated as of March 23, 2006 (incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8, Commission File No. 333-152720, filed on August 1, 2008)

10.11	Vurv Technology, Inc. Stock Option Plan — Form of Stock Option Agreement (incorporated herein by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8, Commission File No. 333-152720, filed on August 1, 2008)

10.12*	2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, Commission File No. 333-160707, filed on July 2, 2009)

10.13*	2009 Equity Incentive Plan — Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, Commission File 004Eo. 000-51299, filed on August 6, 2009)

10.14*	2009 Equity Incentive Plan — Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 6, 2009)

10.15*	2009 Equity Incentive Plan — Form of Performance Share Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 6, 2009)

10.16*	Employment Agreement, effective as of January 1, 2010, between Taleo Corporation and Michael Gregoire (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on January 29, 2010)

10.17*	Employment Agreement, effective as of November 8, 2010, between Taleo Corporation and Douglas Jeffries (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on October 25, 2010)

10.18*	Amended and Restated Contract of Employment, effective as of January 1, 2010, between Taleo (Canada) Inc. and Guy Gauvin (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on January 22, 2010)

10.19*	First Amended and Restated Employment Agreement, effective as of January 1, 2010, between Taleo Corporation and Neil Hudspith (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on January 22, 2010)

10.20*	Description of the Fiscal 2010 Executive Incentive Bonus Plan (incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on December 14, 2009)

Exhibit Number	Description

10.21*	Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.22	Agreement, dated September 1, 2002, between the Registrant and Internap Network Services Corporation (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)

10.23	Master Services Agreement, dated April 14, 2006, by and between the Registrant and Equinix Operating Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on April 20, 2006)

10.24‡	Manual Replacement Statement of Work dated March 31, 2010 by and between the Registrant and Equinix Operating Co., Inc (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on May 7, 2010)

10.25	Lease for 4140 Dublin Blvd., Suite 400, Dublin, California (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on March 22, 2006)

10.26	Master Services Agreement, dated as of June 27, 2008, by and between Taleo (Europe) B.V. and Equinix Netherlands B.V (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 11, 2008)

10.27‡	Oracle License and Service Agreement, dated May 30, 2007, by and between Taleo Corporation and Oracle USA, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 9, 2007)

10.28‡	Payment Schedule Agreement, dated May 30, 2007, by and between Taleo Corporation and Oracle Credit Corporation, (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 9, 2007)

10.29‡	Amendment One to Ordering Document, dated May 30, 2009, by and between Taleo Corporation and Oracle USA, Inc. ( incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 6, 2009)

10.30‡	Payment Schedule Agreement, dated May 30, 2009, by and between Taleo Corporation and Oracle Credit Corporation, (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 6, 2009)

10.31*	Employment Agreement, effective as of July 1, 2010, between Taleo Corporation and Jonathan Faddis (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on October 5, 2010)

21.1	List of Subsidiaries as of December 31, 2010

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see the signature page of this Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Setion 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management compensatory plan, contract or arrangement.
‡	Confidential treatment has been granted for portions of this exhibit.