Form 10-Q
period 2011-03-31
TALEO CORP
filed 2011-05-09
CIK 1134203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 2, 2011, the registrant had 41,064,815 shares of Class A common stock outstanding.

TALEO CORPORATION

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$145,781	$141,588
Accounts receivable, net of allowances of $366 at March 31, 2011 and $354 at December 31, 2010	60,606	58,120
Prepaid expenses and other current assets	17,970	18,065
Investment credits receivable	6,206	6,034

Total current assets	230,563	223,807

Property and equipment, net	24,436	26,552
Restricted cash	11,553	218
Goodwill	206,418	206,418
Intangible assets, net	55,311	59,478
Other assets	7,237	7,363

Total assets	$535,518	$523,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$37,240	$36,377
Deferred revenue - subscription and support and customer deposits	86,524	79,704
Deferred revenue - professional services	18,523	19,692
Capital lease obligations, short-term	86	105

Total current liabilities	142,373	135,878

Long-term deferred revenue - subscription and support and customer deposits	1,778	150
Long-term deferred revenue - professional services	8,491	10,006
Other liabilities	9,327	9,241
Capital lease obligations, long-term	33	46

Total liabilities	162,002	155,321

Commitments and contingencies (Note 10)

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 40,928,273 and 40,672,092 shares outstanding at March 31, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	450,148	442,514
Accumulated deficit	(78,779)	(76,609)
Treasury stock, at cost, 73,501 and 34,738 outstanding at March 31, 2011 and December 31, 2010, respectively	(1,889)	(776)
Accumulated other comprehensive income	4,035	3,385

Total stockholders’ equity	$373,516	$368,515

Total liabilities and stockholders’ equity	$535,518	$523,836

See Accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010

Revenue:
Subscription and support	$58,390	$47,564
Professional services	13,107	7,482

Total revenue	71,497	55,046

Cost of revenue:
Subscription and support	14,046	11,313
Professional services	10,236	6,485

Total cost of revenue	24,282	17,798

Gross profit	47,215	37,248

Operating expenses:
Sales and marketing	23,486	17,060
Research and development	13,807	10,054
General and administrative	12,129	10,298

Total operating expenses	49,422	37,412

Operating loss	(2,207)	(164)

Other income (expense):
Interest income	86	127
Interest expense	(26)	(34)
Other income	—	885

Total other income (expense), net	60	978

Income (loss) before provision for (benefit from) income taxes	(2,147)	814
Provision for (benefit from) income taxes	23	(4)

Net income (loss)	$(2,170)	$818

Net income (loss) per share attributable to Class A common stockholders — basic	$(0.05)	$0.02

Net income (loss) per share attributable to Class A common stockholders — diluted	$(0.05)	$0.02

Weighted-average Class A common shares — basic	40,602	39,156

Weighted-average Class A common shares — diluted	40,602	40,338

See Accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(2,170)	$818
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,925	6,321
Loss on disposal of fixed assets and other assets	—	58
Amortization of tenant inducements	(48)	(44)
Tenant inducements from landlord	—	114
Stock-based compensation expense	4,093	3,177
Excess tax benefits on the exercise of stock options	(95)	(16)
Director fees paid with stock in lieu of cash	64	60
Gain on remeasurement of previously held interest in Worldwide Compensation, Inc.	—	(885)
Bad debt provision (reduction)	50	(93)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,477)	2,360
Prepaid expenses and other assets	509	(2,186)
Investment credits receivable	—	(714)
Accounts payable and accrued liabilities	2,117	2,001
Deferred revenues and customer deposits	5,599	438

Net cash provided by operating activities	15,567	11,409

Cash flows from investing activities:
Purchases of property and equipment	(2,344)	(6,482)
Deposit for the acquisition of Cytiva Software Inc.	(11,335)	—
Acquisition of business, net of cash acquired	—	(13,381)
Cash advance to Cytiva Software Inc.	(78)	—
Acquisition of trademark intangible	(150)	—

Net cash used in investing activities	(13,907)	(19,863)

Cash flows from financing activities:
Principal payments on capital lease obligations	(282)	(414)
Payments for expenses associated with 2009 equity offering	—	(678)
Excess tax benefits on the exercise of stock options	95	16
Treasury stock acquired to settle employees withholding liability	(1,112)	(474)
Proceeds from stock options exercised and ESPP shares	3,382	2,307

Net cash provided by financing activities	2,083	757

Effect of exchange rate changes on cash and cash equivalents	450	169

Increase (decrease) in cash and cash equivalents	4,193	(7,528)
Cash and cash equivalents:
Beginning of period	141,588	244,229

End of period	$145,781	$236,701

Supplemental cash flow disclosures:
Cash paid for interest	$3	$7
Cash paid (refunded) for income taxes, net	$(154)	$866
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$1,454	$4,325
Accrued stock offering cost	$—	$3

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

The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto filed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 28, 2011. For the three months ended March 31, 2011, we recorded adjustments that accumulated to $0.3 million related to prior years that impacted income tax provision (benefit), net income and certain balance sheet accounts. For the three months ended March 31, 2010, we recorded adjustments that accumulated to $0.2 million that impacted revenue, net income and certain balance sheet accounts. Such adjustments were assessed according to the SEC’s Staff Accounting Bulletin 108 and deemed immaterial to previously reported financial statements and to the expected results for the year ended December 31, 2011.

Beginning in the first quarter of 2011, we changed the terminology used to report our revenues, from “Application” to “Subscription and Support” and from “Consulting” to “Professional Services”. This change in terminology did not result in any changes to our previously reported financial statements.

Recent Accounting Pronouncements — There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K, that are of significance, or potential significance to us.

2. Business Combinations

On January 31, 2011, we entered into a definitive purchase agreement to acquire Cytiva Software Inc. (“Cytiva”), a Canadian based mid-market provider of on-demand recruiting software solutions, for consideration of approximately $11.4 million dollars in cash, subject to adjustments for outstanding debt, third-party expenses and certain other specified items. At March 31, 2011, an $11.3 million deposit held in escrow for the acquisition of Cytiva was classified as ‘Restricted Cash’ on our condensed consolidated balance sheet. The acquisition closed on April 1, 2011, and the associated deposit was applied to the purchase price. Refer to Note 15 – Subsequent Events for a discussion of this acquisition.

Unaudited Pro Forma Financial Information

We acquired Learn.com, Inc. (“Learn.com”) on October 1, 2010. The unaudited pro forma financial information in the table below summarizes the combined results of operations of Taleo and Learn.com to reflect the acquisition as if it occurred on the first date of the three months ended March 31, 2010. The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Learn.com had taken place as of the beginning of the earliest period presented.

(In thousands, except per share data)	Three Months Ended March 31, 2010

Revenue	$61,911

Net loss attributable to Class A common stockholders	$(6,119)

Net loss attributable to Class A common stockholders — basic and diluted	$(0.16)

Weighted-average Class A common shares — basic and diluted	39,156

Our results of operations for the three months ended March 31, 2011 include $1.7 million in revenues related to Learn.com acquired deferred revenues. It is impractical to determine results of operations for Learn.com on a standalone basis as the entity’s operations have been integrated into our operations.

3. Revenue Recognition

We derive revenue from fixed subscription fees for access to and use of our on-demand subscription and support services and fees from professional services to support the implementation, configuration, education, and optimization of the applications. We present revenue and deferred revenue from each of these sources separately in our condensed consolidated financial statements.

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

Revenue from subscription and support and professional services is recognized when all of the following conditions have been satisfied:

•	persuasive evidence of an agreement exists;

•	delivery has occurred;

•	fees are fixed or determinable; and

•	the collection of fees is considered probable.

If collection is not considered probable, we recognize revenues when the fees for the services performed are collected. Subscription and support agreements entered into are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations. However, if non-standard acceptance periods or non-standard performance criteria, cancellation or right of refund terms are required, we recognize revenue upon the satisfaction of such criteria, as applicable.

Subscription and support revenue

The majority of our subscription and support revenue is recognized monthly over the life of the subscription agreement, based on stated, fixed-dollar amount contracts with our customers and consists of:

•	fees paid for subscription and support services;

•	amortization of any related set-up fees; and

•	amortization of fees paid for hosting services and software maintenance services under certain software license arrangements.

Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the longer of the life of the subscription agreement or the expected lives of customer relationships, which generally range from three to seven years. We continue to evaluate the length of the amortization period of the set up fees as we gain more experience with customer contract renewals.

Professional services revenue

Professional services revenue consists primarily of fees associated with application configuration, integration, business process re-engineering, change management, and education and training services. Our professional services engagements are typically billed on a time and materials basis. These services are generally performed within six to twelve months after the consummation of the arrangement. From time to time, certain of our professional services projects are subcontracted to third parties. Customers may also elect to use unrelated third parties for the types of professional services that we offer. Our typical professional services contract provides for payment within 30 to 60 days of invoice.

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

We elected to early adopt this accounting guidance in 2010 on a prospective basis.

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. Our professional services have standalone value because those services are sold separately by other vendors, and we have VSOE for determining fair value for consulting services based on the consistency in pricing when sold separately. Our subscription and support services have standalone value as such services are often sold separately. However, we use ESP to determine fair value for subscription and support services when sold in a multi-element arrangement as we do not have VSOE for these services and TPE is not a practical alternative due to differences in features and functionality of other companies’ offerings. When new subscription and support services products are acquired or developed that require significant professional services in order to deliver the subscription and support service, and the subscription and support and professional services cannot support standalone value, then such subscription and support and professional services are evaluated as one unit of accounting. We determined our ESP of fair value for our subscription and support services based on the following:

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

•	We analyzed subscription and support services pricing history and stratified the population based on actual pricing trends within certain markets and established ESP for each market.

For multi-element arrangements entered into or materially modified in 2010 and 2011, we allocate consideration in multi-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. The professional services revenue associated with the professional services element of such multi-element arrangements is generally recognized as the professional services are performed, or using a proportional performance model based on services performed for fixed fee professional service engagements.

For multi-element arrangements entered into prior to 2010, the related professional services revenues are recognized ratably over the remaining subscription term, unless the transaction is materially modified. In the event of a material modification to such multi-element arrangements, the transaction is evaluated in accordance with the new accounting guidance which will most likely result in any deferred professional services revenue being recognized at the time of the material modification.

Professional services revenue recognized in the first quarter of 2011 relating to multi-element arrangements entered into prior to 2010 was approximately $2.7 million. Additionally, at March 31, 2011 we deferred revenue of $0.8 million for services performed related to multi-element arrangements entered into prior to 2010.

For professional services sold separately from subscription and support services, we recognize professional services revenues as these services are performed for hourly engagements, or using a proportional performance model based on services performed for fixed fee engagements.

Expenses associated with delivering all professional services are recognized as incurred when the services are performed. Associated out-of-pocket travel costs and expenses related to the delivery of professional services are typically reimbursed by the customer. This is accounted for as both revenue and expense in the period the cost is incurred.

4. Concentration of Credit and Market Risk and Significant Customers and Suppliers

Financial instruments that potentially subject us to credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain substantially all of our cash and cash equivalents in financial institutions that we believe to have good credit ratings and represent minimal risk of loss of principal. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Certain operating cash accounts will exceed the FDIC limits.

Our allowance for doubtful accounts is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. We do not require our customers to provide collateral. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising our customer base and their dispersion across various industries. During the three months ended March 31, 2011 and 2010, there were no customers that individually represented greater than 10% of total revenue. There were no customers that individually represented greater than 10% of total accounts receivable at March 31, 2011 or December 31, 2010.

A portion of our revenues and expenses are generated in Canadian dollars as well as other foreign currencies and, as a result, we are exposed to market risks from changes in foreign currency exchange rates.

5. Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their nature, duration and short maturities.

6. Stock-Based Plans

We issue stock options, restricted stock and restricted stock units to our employees and outside directors and provide employees the right to purchase stock pursuant to our stockholder approved Employee Stock Purchase Plan (“ESPP”).

Stock-based compensation expense

We recognize the fair value of stock-based compensation in our condensed consolidated financial statements over the requisite service period of the individual grants, which generally is a four year vesting period. We recognize compensation expense for the stock options, restricted stock awards, restricted stock units, and ESPP purchases on a straight-line basis over the requisite service period. There was no stock-based compensation expense capitalized during the three months ended March 31, 2011 and 2010. Shares issued as a result of stock option exercises, ESPP purchases, restricted stock awards and restricted stock units are issued out of common stock reserved for future issuance under our stock plans.

We recorded stock-based compensation expense in the following expense categories:

	Three Months ended March 31,
	2011	2010
	(In thousands)
Cost of revenue	$745	$538
Sales and marketing	1,161	884
Research and development	786	464
General and administrative	1,401	1,291

Total	$4,093	$3,177

Stock Options

We estimate the fair value of our stock options granted using the Black-Scholes option valuation model. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the option’s expected term and the price volatility of the underlying stock. We elected to use the simplified method to determine the expected term of options due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. We estimate the volatility of our common stock by analyzing our historical volatility and considering volatility data of our peer group. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

For options granted, we amortize the fair value on a straight-line basis over the requisite service period of the options which is generally four years.

Common Equity Plans

At March 31, 2011, 2,795,360 shares were available for future grants under our 2009 Equity Incentive Plan.

The following table presents a summary of the stock option activity under all stock plans for the three months ended March 31, 2011 and related information:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,263,505	$18.45
Options granted	259,200	$32.76
Options exercised	(220,448)	$15.34
Options forfeited /expired	(22,530)	$23.77

Outstanding at March 31, 2011	2,279,727	$20.33	6.11	$34,926,588

Vested and expected to vest at March 31, 2011	2,170,046	$19.93	6.07	$34,111,604

Exercisable at March 31, 2011	1,230,660	$15.81	5.49	$24,412,602

The weighted average grant date fair value of options granted during the three months ended March 31, 2011 was $17.02 per option.

The total intrinsic value of options exercised during the three months ended March 31, 2011 was $3.9 million and the total intrinsic value of options exercised during the three months ended March 31, 2010 was $2.1 million.

We recorded stock-based compensation expense associated with Class A common stock options of $1.1 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, unamortized stock-based compensation cost associated with Class A common stock options was $12.1 million, net of assumed forfeitures. This cost is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units is measured based upon the closing NASDAQ Global Market price of our underlying stock as of the date of grant. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Restricted stock and restricted stock units are amortized over the vesting period using the straight-line method. Upon vesting, restricted stock units convert into an equivalent number of shares of common stock.

The following table presents a summary of the restricted stock awards and restricted stock units for the three months ended March 31, 2011 and related information:

	Restricted Stock Units	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Repurchasable/nonvested balance at December 31, 2010	1,254,803	212,222	$23.24
Awarded	174,000	2,233	$32.70
Released/vested	(72,263)	(28,540)	$19.01
Forfeited/cancelled	(45,060)	—	$25.98

Repurchasable/nonvested balance at March 31, 2011	1,311,480	185,915	$24.55

We recorded stock-based compensation expense for restricted stock and restricted stock units of $2.5 million and $1.6 million for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, unamortized compensation cost associated with restricted stock and restricted stock units was $26.0 million, net of assumed forfeitures. This cost is expected to be recognized over a weighted-average period of 3.0 years.

Employee Stock Purchase Plan (“ESPP”)

We recorded stock-based compensation expense in connection with the ESPP of $0.5 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively. Unamortized compensation cost was $0.2 million as of March 31, 2011. This cost will be recognized over the month ended April 30, 2011.

Reserved Shares of Common Stock

We have reserved the following number of shares of Class A common stock as of March 31, 2011 for the awarding of future stock options and restricted stock awards, release of outstanding restricted stock units, exercise of outstanding stock options and purchases under the ESPP:

Reserved Shares
Stock Plans	6,912,214
Employee Stock Purchase Plan	1,972,516

Total	8,884,730

7. Property and Equipment

Property and equipment consist of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(In thousands)
Computer hardware and software	$76,315	$74,303
Furniture and equipment	3,991	3,867
Leasehold improvements	4,988	4,839

	85,294	83,009

Less accumulated depreciation and amortization	(60,858)	(56,457)

Total	$24,436	$26,552

Computer hardware and software included capital leases totaling $2.7 million at March 31, 2011 and December 31, 2010. Accumulated amortization relating to these capital leases totaled $2.6 million and $2.5 million at March 31, 2011 and December 31, 2010, respectively. Depreciation and amortization expense of property and equipment was $3.6 million for the three months ended March 31, 2011.

8. Intangible Assets and Goodwill

We acquired identifiable intangible assets as a result of the acquisitions of Learn.com and Worldwide Compensation, Inc. (“WWC”) on October 1, 2010 and January 1, 2010, respectively. The fair value of these intangible assets was determined based on the present value of the expected future cash flows from the Learn.com and WWC products acquired. We also capitalized $115.4 million of goodwill, which represents the excess purchase price over the net identifiable assets acquired in connection with these acquisitions. None of the goodwill recognized upon acquisition is deductible for tax purposes.

The allocation of the purchase price for Learn.com was based upon a preliminary valuation and changes to amounts recorded as assets or liabilities, such as tax assets and liabilities, may result in a corresponding adjustment to goodwill. We expect the allocation of the purchase price for Learn.com to be final in the third quarter of 2011.

There was no goodwill impairment in the three months ended March 31, 2011. The gross carrying amount of goodwill was $206.4 million as of March 31, 2011 and December 31, 2010.

The following schedule presents the details of intangible assets as of March 31, 2011 and December 31, 2010:

	March 31, 2011				December 31, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (in years)
Existing technology	$25,881	$(12,953)	$12,928	3.9	$25,881	$(11,475)	$14,406	3.9
Customer relationships	66,483	(27,548)	38,935	5.6	66,483	(25,102)	41,381	5.6
Trade name and other	1,892	(524)	1,368	3.9	1,741	(390)	1,351	4.0
Non-compete agreements	3,030	(950)	2,080	2.4	3,030	(690)	2,340	2.4

	$97,286	$(41,975)	$55,311		$97,135	$(37,657)	$59,478

Amortization expense associated with intangible assets was $4.3 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively. The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Period	Estimated Amortization Expense
Remainder of 2011	$11,311
2012	13,514
2013	11,407
2014	10,176
2015	6,458
Thereafter	2,445

Total	$55,311

9. Income Taxes

We calculate income taxes in interim periods based on our estimated annual effective tax rate. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined. The estimated annual effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is reflected in the quarter in which the event occurs. We recorded an income tax provision of $23,000 for the three months ended March 31, 2011 based on our estimated annual effective tax rate adjusted for discrete tax events recognized in the period. The estimated annual effective tax rate for the three months ended March 31, 2011 was 13.8%. The difference between the statutory rate of 34% and our estimated annual effective tax rate was due to state and foreign income tax rates, non-deductible expenses (including stock-based compensation, executive compensation, acquisition costs, and other non-deductible expenses), research and development credits in Canada, the utilization of acquired and operating net operating losses not previously benefited, and other changes to our valuation allowance. The discrete tax events during the quarter include tax benefits from stock-based compensation, changes in our uncertain tax benefits, and an increase to our valuation allowance associated with deferred tax liabilities (related to the amortization of tax-deductible goodwill on assets that are not amortized for financial reporting purposes) that are not considered a source of future taxable income for deferred tax asset realization purposes.

We assess the likelihood that our deferred tax assets will be deductible in some future year(s) and a valuation allowance is recorded if it is deemed more likely than not that such benefits will not be realized. As of March 31, 2011 we continue to maintain a valuation allowance against our U.S. deferred tax assets (excluding U.S. federal Alternative Minimum Tax credits). In addition, we expect to provide a valuation allowance on future U.S. tax benefits until significant positive evidence arises that demonstrates that these assets are more likely than not to be deductible in some future year(s). We consider all available evidence, both positive and negative, to determine whether a valuation allowance is needed. In making this determination, we give significant weight to evidence that can be objectively verified. It is generally difficult to conclude that a valuation allowance is not needed when there is significant negative evidence, such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results. Therefore, cumulative losses weigh heavily in our overall assessment. In addition to considering forecasts of future taxable income, we also evaluate and quantify, when available, other possible sources of taxable income, namely the reversal of existing taxable temporary differences, taxable income in prior carryback years(s) if carryback is permitted under the tax law, and the implementation of tax planning strategies. Evaluating and quantifying these amounts involves significant judgment. Certain taxable temporary differences that are not expected to reverse during the carryforward periods cannot be considered a source of future taxable income. In determining the valuation allowance we did not include the taxable temporary differences related to (i) certain transaction costs realized during our acquisition of Vurv which were deducted for tax and capitalized for financial reporting purposes and (ii) tax-deductible goodwill acquired during our acquisitions of WetFeet and JobFlash. These differences create deferred tax liabilities which are not expected to reverse in the future (i.e. are considered to have indefinite lives).

As of March 31, 2011, we had uncertain tax benefits of approximately $6.2 million. We recognize interest and penalties related to uncertain tax positions in income tax expense. At March 31, 2011, cumulative accrued interest related to uncertain tax positions was less than $0.1 million. As we have net operating loss carryovers for federal and state purposes, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years.

In February 2011, we received notice from the IRS closing the income tax audit of Learn.com for tax year 2007 with no assessment. There is no impact to the tax provision as a result of closing this audit. With the exception of Canada, we are no longer subject to foreign income tax examinations by tax authorities for years before 2004.

In December 2008, we were notified by the federal Canada Revenue Agency (CRA) of its intent to audit tax years 2002 through 2007. CRA has issued assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and CAD $6.9 million, respectively. In December 2010, we received a proposal letter from CRA, detailing their initial proposal of increasing 2004 taxable income by CAD $7.2 million. These adjustments relate principally to the treatment of refundable tax credits connected with the Information Technology Development Centres (CDTI) and income and expense allocations recorded between us and our Canadian subsidiary. We disagree with the CRA’s basis for these adjustments and intend to appeal the assessments through applicable administrative and judicial procedures. We have also sought U.S. tax treaty relief through Competent Authority for assessments received from the CRA. Although we believe we have reasonable basis for our tax positions, it is possible an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular quarter or annual period.

There could be a significant impact to our uncertain tax positions over the next twelve months depending on the outcome of any audit. We have recorded income tax reserves believed to be sufficient to cover any potential tax assessments for the open tax years. In the event the CRA audit results in adjustments that exceed both our tax reserves and our available deferred tax assets, our Canadian subsidiary may be subject to penalties and interest. Any such penalties and interest cannot be reasonably estimated at this time.

10. Commitments and Contingencies

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under leases for office space, leases for computer equipment and to a lesser extent, leases for third-party facilities that host our applications. Commitments to settle contractual obligations in cash under operating and capital leases and other purchase obligations have not changed significantly from the “Commitments and Contingencies” table included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except for the following agreements entered into during the current fiscal year 2011:

In February 2011, we entered into an amendment to our facility lease in Dublin, California (“Amendment to Lease”) for additional office space until June 2013. According to the terms of the Amendment to Lease, we will pay aggregate lease rentals of approximately $0.6 million through June 2013.

Litigation

Kenexa Litigations — Kenexa BrassRing, Inc. (“Kenexa”) filed suit against us in the United States District Court for the District of Delaware on August 27, 2007. Kenexa alleges that we infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining us from further infringement. We answered Kenexa’s complaint on January 28, 2008. On May 9, 2008, Kenexa filed a similar lawsuit against Vurv Technology, Inc. which we acquired in 2008 (now known as Vurv Technology LLC) (“Vurv”) in the United States District Court for the District of Delaware, alleging that Vurv has infringed Patent Nos. 5,999,939 and 6,996,561, and seeking monetary damages and an order enjoining further infringement. Vurv answered Kenexa’s complaint on May 29, 2008. We acquired Vurv on July 1, 2008. We have reviewed these matters and believe that neither our nor Vurv’s software products infringe any valid and enforceable claim of the asserted patents. We have engaged in settlement discussions with Kenexa, but no settlement agreement has been reached. Litigation is ongoing with respect to these matters, and both parties have filed summary judgment motions. Trial scheduled for the week of December 6, 2010, was postponed and rescheduled to begin June 27, 2011.

On June 30, 2008, we filed a reexamination request with the United States Patent and Trademark Office (“USPTO”), seeking reconsideration of the validity of Patent No. 6,996,561 based on prior art that we presented with our reexamination request. Finding that our reexamination request raised a “substantial new question of patentability,” the USPTO ordered reexamination of Patent No. 6,996,561 on September 5, 2008. On November 13, 2008, the USPTO issued an office action rejecting all of the claims of Patent No. 6,996,561 because they are either anticipated by or unpatentable over the prior art. After comments by both parties to the reexamination, on June 4, 2009 the USPTO issued a subsequent action standing by its determination that certain claims of Patent No. 6,996,561 are unpatentable, but indicating patentability of other claims. Both parties have since provided additional comments on this subsequent action and both parties have since filed appeals to elements of the reexamination to the USPTO’s Board of Patent Appeals and Interferences. The USPTO Board of Patent Appeals and Interferences held an oral hearing for April 6, 2011, but has not yet issued a ruling. Accordingly, the USPTO’s reexamination of Patent No. 6,996,561 is ongoing.

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

On July 17, 2009, Kenexa and Kenexa Recruiter, Inc. (together, the “Kenexa Plaintiffs”) filed suit against us, a current employee of ours and a former employee of ours in Massachusetts Superior Court (Middlesex County). The Kenexa Plaintiffs amended the complaint on August 27, 2009 and added Vurv, two of our former employees and two of our current employees. The Kenexa Plaintiffs assert claims for breach of contract and the implied covenant of good faith and fair dealing, unfair trade practices, computer theft, misappropriation of trade secrets, tortious interference, unfair competition, unjust enrichment, computer fraud and abuse. Vurv removed the complaint to the United States District Court for the District of Massachusetts and we and Vurv, along with two other defendants, answered the complaint on October 5, 2009. Additionally, four other defendants (our current and former employees) moved to dismiss for lack of jurisdiction on October 5 and October 26, 2009. The Court dismissed the case for lack of personal jurisdiction as to two individual defendants. It denied the motion with respect to the two other individual defendants. The matter is ongoing.

Other Matters — In addition to the matters described above, we are subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against us by customers, former employees and advisors and competitors. We are also subject to legal proceedings or discussions that may result in litigation, settlements or other liabilities in the future. For instance: (1) we have received and are currently responding to subpoenas from the Department of Homeland Security’s inspector general’s office relating to our commercial pricing for the Transportation Security Administration, a government entity that accessed our services through a third party prime contractor, and as a result of this inquiry, we may be subject to penalties, sanctions, or other damages, including forfeiture or refund of profits or certain fees collected, fines and suspension or prohibition from doing business with the involved government entity; (2) in the first half of 2010, we became aware that certain Taleo customers had been contacted by an intellectual property licensing firm asserting that a usability feature of the Taleo software was subject to patents held by the intellectual property licensing firm, and we are in discussions with the patent holder with respect to these assertions; (3) we were recently notified of a potential collective and/or class action claim under federal and state wage and hour laws with respect to a portion of our employee population, and we are in discussions with the potential claimants with respect to these assertions; and (4) we were recently notified by a former customer that the former customer intends to seek indemnification from us with respect to costs arising from an alleged data privacy breach involving the Vurv product that we acquired in 2008. Taleo is currently awaiting more information about this potential claim from the former customer.

We have accrued for estimated losses in the accompanying condensed consolidated financial statements for matters with respect to which we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Based on currently available information, we do not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, is likely to have a material adverse effect on our financial position, results of operations or cash flows. However litigation is subject to inherent uncertainties and our view on these matters may change in the future.

11. Other Income

On January 1, 2010, we completed our acquisition of WWC. In accordance with the acquisition method of accounting for a business combination, our previously owned 16% equity investment was re-measured to its $2.3 million fair value on the acquisition date and the $0.9 million difference between the fair value of equity investment and the $1.4 million carrying value was recorded as a gain in the first quarter of 2010.

12. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive. Diluted net income per share is calculated by using the weighted-average number of common shares outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the shares of common stock underlying our outstanding dilutive stock options, restricted stock and restricted stock units had been issued. The dilutive effect of outstanding options, restricted stock, and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(2,170)	$818
Denominator:
Weighted-average shares outstanding (1)	40,602	39,156
Effect of dilutive options, restricted shares and restricted stock units	—	1,182

Denominator for dilutive net income (loss) per share	40,602	40,338

Net income (loss) per share — basic	$(0.05)	$0.02

Net income (loss) per share — diluted	$(0.05)	$0.02

Potentially dilutive securities (2)	1,864	619

(1)	Outstanding shares do not include unvested restricted stock or unvested restricted stock units.
(2)	The potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the above periods because their effect would have been anti-dilutive.

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

13. Segment and Geographic Information

We have two operating segments: subscription and support, and professional services. The subscription and support segment is engaged in the development, marketing, hosting and support of our software subscriptions. The professional services segment offers implementation, business process reengineering, change management, and education and training services. We do not allocate or evaluate assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segment. The following table presents a summary of operating segments:

	Subscription and support	Professional services	Total
	(In thousands)
Three Months Ended March 31, 2011:
Revenue	$58,390	$13,107	$71,497
Contribution margin(1)	$30,537	$2,871	$33,408

Three Months Ended March 31, 2010:
Revenue	$47,564	$7,482	$55,046
Contribution margin(1)	$26,197	$997	$27,194

(1)	The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Reconciliation to consolidated interim results:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Contribution margin for operating segments	$33,408	$27,194
Sales and marketing	(23,486)	(17,060)
General and administrative	(12,129)	(10,298)
Other income (expense), net	60	978

Income (loss) before provision for (benefit from) income taxes	$(2,147)	$814

14. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation gains (losses).

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income (loss)	$(2,170)	$818
Foreign currency translation adjustments, net	650	(324)

Comprehensive income (loss)	$(1,520)	$494

15. Subsequent Events

On April 1, 2011, we completed our acquisition of Cytiva, a provider of on-demand recruiting software solutions. We expect the acquisition of Cytiva to improve our position in talent management for small and medium-sized businesses and expand our customer base. The total consideration paid by us to acquire all of the outstanding common stock and vested options of Cytiva was approximately $11.4 million in cash, subject to certain adjustment for outstanding debt, third-party expenses and certain other specified items. No contingent cash payments remain for this transaction. The assets, liabilities and operating results of Cytiva will be reflected in our consolidated financial statements from the beginning of our second quarter of 2011.

On April 22, 2011, we entered into a Credit Agreement (the “Credit Agreement”) which provides for an unsecured revolving credit facility in an amount of up to $125.0 million, with an option for us to request to increase the loan commitments by an aggregate amount of up to $25.0 million with new or additional commitments, for a total credit facility of up to $150.0 million. The revolving credit facility also has sublimits for swingline loans up to $10.0 million and for the issuance of standby letters of credit in a face amount up to $10.0 million. The line of credit is available until April 22, 2016, at which time all amounts borrowed must be repaid. At our option, revolving loans accrue interest at a per annum rate based on either (1) the base rate plus a defined margin depending on our consolidated leverage ratio, or (2) the LIBO rate plus a margin depending on our consolidated leverage ratio. The Credit Agreement contains certain customary affirmative and negative covenants. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. The Credit Agreement includes customary events of default that could result in the acceleration of the obligations under the Credit Agreement.

We received $0.4 million in April 2011 from the settlement of the WWC escrow account for losses incurred by us as a result of certain breaches of the representations and warranties contained in the WWC acquisition agreement. The cash we received will be recorded as other income in the second quarter of 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, cost of revenue, tax and accounting estimates, cash, cash equivalents and cash provided by operating activities, the demand and expansion opportunities for our products, our customer base, our competitive position, and the impact of the current economic environment on our business. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” or included elsewhere in this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

On April 1, 2011, we completed our acquisition of Cytiva, a provider of on-demand recruiting software solutions. The total consideration paid by us to acquire all of the outstanding common stock and vested options of Cytiva was approximately $11.4 million in cash. We expect the acquisition of Cytiva to improve our position in talent management for small and medium-sized businesses and expand our customer base.

Sources of Revenue

We derive our revenue from two sources: subscription and support revenue and professional services revenue.

Subscription and Support Revenue

Subscription and support revenue generally consists of subscription fees from customers for the right to access and use our applications, which includes the data hosting and maintenance of the application. The majority of our subscription revenue is recognized ratably on a monthly basis over the life of the subscription and support agreement, based on a stated, fixed-dollar amount. The majority of our subscription and support revenue in any quarter comes from transactions entered into in previous quarters.

The term of our subscription and support agreements signed with new customers purchasing Taleo Enterprise is typically three or more years. The term of subscription and support agreements for new customers purchasing Taleo Business Edition is typically one year.

Subscription and support agreements entered into during the three months ended March 31, 2011 and 2010 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations.

Professional services Revenue

Professional services revenue consists primarily of fees associated with application process definition, configuration, integration, change management, optimization, expansion and education and training services associated with our applications. Our professional services engagements are typically billed on a time and materials basis. These services are generally performed within six to twelve months after the consummation of the arrangement. From time to time, certain of our professional services projects are subcontracted to third parties. Our customers may also elect to use unrelated third parties for the types of professional services that we offer. Our typical professional services contract provides for payment within 30 to 60 days of receipt of the invoice.

For multi-element arrangements entered into or materially modified in the three months ended March 31, 2011 and 2010, we allocate consideration in multi-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. The revenue associated with the professional services element of such multi-element arrangements is generally recognized as the professional services are performed for time and material engagements, or using a proportional performance model based on services performed for fixed fee consulting engagements.

For multi-element arrangements entered into prior to 2010, the related professional services revenues are recognized ratably over the remaining subscription term, unless the transaction is materially modified. In the event of a material modification to such multi-element arrangements, the transaction is evaluated in accordance with the new accounting guidance which will most likely result in any deferred services revenue being recognized at the time of the material modification.

Professional services revenue recognized in the first quarter of 2011 relating to multi-element arrangements entered into prior to 2010 was approximately $2.7 million. Additionally, at March 31, 2011 we deferred revenue of $0.8 million for services performed related to multi-element arrangements entered into prior to 2010.

For professional services sold separately from subscription and support services, we recognize professional services revenues as services are performed for time and materials engagements, or using a proportional performance model based in services performed for fixed fee consulting engagements.

Expenses associated with delivering all professional services are recognized as incurred when the services are performed. Associated out-of-pocket travel costs and expenses related to the delivery of professional services are typically reimbursed by the customer and are accounted for as both revenue and expense in the period the cost is incurred.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of subscription and support revenue primarily consists of expenses related to hosting our application and providing support, including employee-related costs, depreciation expense associated with computer equipment, third party royalty expense, and amortization of intangibles from acquisitions. We allocate overhead such as rent and occupancy charges, information system cost, employee benefit costs and depreciation expense to all departments based on employee count. As such, overhead expenses are reflected in each cost of revenue and operating expense category.

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

Cost of professional services revenue consists primarily of employee-related costs associated with these services and allocated overhead. The cost associated with providing professional services is significantly higher as a percentage of revenue than for our subscription and support revenue, primarily due to labor costs. We also subcontract to third parties for a portion of our consulting business. We recognize expenses related to our consulting services in the period in which the expenses are incurred.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related expenses for our sales and marketing staff, including commissions, marketing programs, allocated overhead and amortization of intangibles from acquisitions. Marketing programs include advertising, events, corporate communications, and other brand building and product marketing expenses.

Research and Development

Research and development expenses consist primarily of salaries and related expenses and allocated overhead, and third-party consulting fees. For periods prior to January 1, 2011, our research and development expenses are net of the investment tax credits we receive from the province of Quebec.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Our critical accounting policies did not materially change during the quarter ended March 31, 2011.

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

	Three Months Ended March 31,
	2011	2010

Condensed Consolidated Statement of Operations Data:
Revenue:
Subscription and support	82%	86%
Professional services	18%	14%

Total revenue	100%	100%

Cost of revenue (as a percent of related revenue):
Subscription and support	24%	24%
Professional services	78%	87%

Total cost of revenue	34%	33%

Gross profit	66%	67%

Operating expenses:
Sales and marketing	33%	31%
Research and development	19%	18%
General and administrative	17%	19%

Total operating expenses	69%	68%

Operating loss	(3%)	(1%)

Other income (expense):
Interest income	0%	0%
Interest expense	0%	0%
Other income	0%	2%

Total other income (expense), net	0%	2%

Income (loss) before provision for (benefit from) income taxes	(3%)	1%
Provision for (benefit from) income taxes	0%	0%

Net income (loss)	(3%)	1%

Comparison of the Three Months Ended March 31, 2011 and 2010

Revenue

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
		(In thousands)

Subscription and support	$58,390	$47,564	$10,826	23%
Professional services	13,107	7,482	5,625	75%

Total revenue	$71,497	$55,046	$16,451	30%

Subscription and support revenue increased due to sales to new customers, successful renewals of existing customers, sales of additional applications and broader roll out of our applications by existing customers and the addition of customers through our acquisition of Learn.com on October 1, 2010. Subscription and support revenue from our products for medium and larger, more complex organizations increased by $6.1 million for the three months ended March 31, 2011 as compared to the same period of 2010. Subscription and support revenue from our small business product lines increased by $4.7 million for the three months ended March 31, 2011 as compared to the same period of 2010. Our list prices for subscription and support services have remained relatively consistent on a year-over-year basis, and renewals of subscription and support services for medium and larger, more complex organizations, on a dollar-for-dollar basis, remained strong at approximately 94%. For the remainder of 2011, we expect to see renewals in the same percentage range, but unexpected events, such as significant staff reductions within our customer base, may negatively impact our renewal trends. We expect total subscription and support revenue to increase in 2011 as we continue to increase our sales of new and existing applications into our installed customer base, to new customers and to additional customers added through the acquisition of Cytiva on April 1, 2011.

Our professional services revenue comes primarily from two kinds of engagements: standalone professional services engagements which are not associated with new product implementations and professional services engagements which are associated with new product implementations. Standalone professional services engagement revenue is generally recognized when the services are performed. Professional services revenue for engagements which are associated with new product implementation entered into prior to 2010 is generally recognized ratably over the term of the associated subscription and support services term with a significant portion of revenue deferred to periods beyond the period in which services are performed. Professional services revenue for engagements which are associated with new product implementation entered into since the beginning of 2010 has been generally recognized when the services are performed.

Professional services revenue that is recognized as services are performed increased in the three months ended March 31, 2011 when compared to the same period of 2010 resulting from the higher demand for services from an increased number of customers. This increase was offset in part by a decrease in professional services revenue recognized for professional services that were delivered prior to 2010 but are recognized ratably in later periods. While we expect the recognition of professional services revenue from pre-2010 multi-element arrangements to decline through 2011, we expect total professional services revenue to increase for the remainder of 2011 due to higher anticipated demand for our professional services.

Cost of Revenue

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
		(In thousands)

Cost of revenue - Subscription and support	$14,046	$11,313	$2,733	24%
Cost of revenue - Professional services	10,236	6,485	3,751	58%

Total cost of revenue	$24,282	$17,798	$6,484	36%

Cost of revenue – subscription and support – summary of changes

Change from 2010 to 2011
Three Months Ended March 31,
(In thousands)
Employee-related costs	$821
Hosting facility costs and software support	417
Depreciation and amortization	564
Third party royalty expense	617
Various other expenses	314

$2,733

During the three months ended March 31, 2011, the increase in cost of subscription and support revenue from the same period of the prior year was primarily driven by an increase in employee-related costs, depreciation and amortization expense, royalties, hosting facility costs and software support costs. Employee-related costs increased as a result of the hiring of additional employees primarily in connection with our acquisition of Learn.com in October 2010 and an increase in compensation costs due to merit pay raises. Hosting facility costs increased due to increased costs resulting from infrastructure investments, support costs associated with our production datacenter in Chicago, Illinois, which went into service in the second quarter of 2010, and software support cost increases from additional third-party software purchases used to support our product offerings. Depreciation and amortization expense increased due to amortization of intangible assets obtained in connection with the acquisition of Learn.com. Third party royalty expense increased primarily due to the royalty contracts that we acquired from the acquisition of Learn.com. We expect cost of subscription and support revenue to continue to increase in absolute dollars for the remainder of 2011 in support of increased revenues.

Cost of revenue – professional services – summary of changes

Change from 2010 to 2011
Three Months Ended March 31,
(In thousands)
Employee-related costs	$2,127
Professional services	737
Business development and travel	375
Stock-based compensation	162
Various other expenses	350

$3,751

Expenses associated with delivering professional services are generally recognized as incurred when the services are performed. For the three months ended March 31, 2011, cost of professional services revenue increased as a result of an increase in employee-related costs, professional services cost, business development and travel cost, stock-based compensation, and other various expenses as compared to the same period of 2010. Employee-related costs increased as a result of increase in headcount due to the hiring of additional employees in connection with the acquisition of Learn.com in October 2010 as well as the hiring of additional employees in order to meet the current and anticipated demand for our consulting and training services. Professional services costs increased due to additional outsourced services corresponding with the increase in professional services revenue. Business development and travel expense increased due to increased headcount and professional service activities. Stock-based compensation costs increased as a result of incremental grants in 2010 and the first quarter of 2011. We expect cost of professional services revenue to increase in absolute dollars for the remainder of 2011 to meet higher anticipated demand for our professional services.

Gross Profit and Gross Profit Percentage

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
		(In thousands)
Gross profit - subscription and support	$44,344	$36,251	$8,093	22%
Gross profit - professional services	2,871	997	1,874	188%

Gross profit - total	$47,215	$37,248	$9,967	27%

Gross Profit percentage

	Three Months Ended March 31,
	2011	2010	% Change
Gross profit - subscription and support	76%	76%	0%
Gross profit - professional services	22%	13%	9%
Gross profit - total	66%	67%	(1%)

Gross profit – subscription and support

The gross profit percentage on subscription and support revenue for the three months ended March 31, 2011 remained unchanged from the same period in 2010 due to the overall increase in subscription and support revenue being offset by an increase in costs associated with hosting facilities which escalated during the second quarter of 2010 when the datacenter in Chicago, Illinois went live. We expect gross profit on subscription and support revenue to increase in absolute dollars for the remainder of 2011 as we continue to support additional customers.

Gross profit – professional services

Historically, a significant percentage of professional services revenue has been recognized ratably over the term of the subscription and support agreement while expenses associated with delivering these services are recognized as incurred when the services are performed. The difference of the timing of revenue recognition compared to the timing of recognizing expenses as performed can cause fluctuations in gross profit for consulting services.

The higher gross profit percentage on professional services revenue in the three months ended March 31, 2011 compared to the same period of 2010 resulted from the combined impact of the revenue from professional services associated with new product implementations delivered before 2010 that are being recognized ratably and an increase in standalone professional services revenue recognized related to services performed during the first quarter of 2011. During the three months ended March 31, 2011, we benefited from recognizing revenue for which the related expense was recorded in the prior periods. We expect gross margins on professional services for the remainder of 2011 to be negatively impacted as revenue from professional services associated with new product implementations delivered before 2010, which is recognized ratably, continues to decline.

Operating expenses

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
		(In thousands)
Sales and marketing	$23,486	$17,060	$6,426	38%
Research and development	13,807	10,054	3,753	37%
General and administrative	12,129	10,298	1,831	18%

Total operating expenses	$49,422	$37,412	$12,010	32%

Sales and marketing – summary of changes

Change from 2010 to 2011
Three Months Ended March 31
(In thousands)

Employee-related costs	$3,293
Business development and travel	861
Depreciation and amortization	721
Marketing programs	476
Stock-based compensation	277
Various other expenses	798

$6,426

The increase in sales and marketing expense during the three months ended March 31, 2011 was primarily driven by an increase in employee-related costs, business development and travel costs, depreciation and amortization costs, and costs related to marketing programs. Employee-related costs increased due to an increase in headcount primarily from our acquisition of Learn.com as well as additional sales personnel hired to focus on adding new customers and increasing penetration within our existing customer base, merit pay raises, and an increase in incentive compensation due to an increase in sales. Business development and travel costs increased due to the increase in headcount while marketing program costs increased due to increased marketing activities for all products. Depreciation and amortization expense increased due to the amortization of intangible assets obtained in connection with the acquisitions of Learn.com offset in part by the decrease in amortization expense related to intangible assets acquired in connection with the Vurv acquisition. We amortize the Vurv intangible assets in proportion to our conversion of Vurv customers to Taleo products. There were fewer customers to convert in the first quarter of 2011 than the same period of 2010 resulting in a reduction in amortization expense. Stock-based compensation costs increased as a result of incremental grants in 2010 and the first quarter of 2011 combined with an overall increasing trend in our stock price in 2010 and the first three months of 2011. The increase in other expenses increased primarily as a result of allocated overhead costs due to the increase in headcount. We expect sales and marketing costs to increase in absolute dollars for the remainder of 2011 as we continue our efforts to grow our business.

Research and development – summary of changes

Change from 2010 to 2011
Three Months Ended March 31
(In thousands)
Employee-related costs	$2,812
Professional services	390
Stock-based compensation	322
Various other expenses	229

$3,753

The increase in research and development expense during the three months ended March 31, 2011 was primarily driven by an increase in employee-related costs, professional services costs, and stock-based compensation costs. Employee-related costs increased primarily due to an increase in headcount resulting from the acquisition of Learn.com in October 2010 as well as hiring of additional employees, an increase in compensation costs due to merit pay raises, as well as the elimination of investment tax credit program for qualifying research and development expenditures. We participated in a provincial government program in Quebec, Canada through 2010 and received refundable investment tax credits based upon qualifying research and development expenditures. We recorded a $0.7 million reduction in our research and development expenses as a result of this program in the first three months of 2010. This particular refundable investment tax credit program in Quebec has been eliminated for 2011 and beyond. Professional services costs increased due to increased consulting and outsourcing efforts. Stock-based compensation costs increased as a result of incremental grants in 2010 and the first quarter of 2011 combined with an overall increasing trend in our stock price per share in 2010.

We expect our research and development expenses to increase in absolute dollars for the remainder of 2011 as we continue to integrate the operations of Learn.com and Cytiva and also continue our efforts to expand our development activities.

General and administrative – summary of changes

Change from 2010 to 2011
Three Months Ended March 31
(In thousands)

Employee-related costs	$1,591
Legal costs	365
Audit and tax related	554
Professional services	503
Bad debt reserve	143
Stock-based compensation	110
Foreign currency transaction gains	(767)
Various other expenses	(668)

$1,831

General and administrative expenses increased for the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to an increase in employee-related costs, professional services costs, which included transaction costs associated with the acquisition of Cytiva in April 2011, legal costs associated with on-going litigation, and audit and tax-related costs and other corporate development activity. Employee-related costs increased due to an increase in headcount primarily from our acquisition of Learn.com and severance costs. Stock-based compensation costs increased as a result of incremental grants in 2010 and the first quarter of 2011 combined with an overall increasing trend in our stock price in 2010 as well as the three months ended March 31, 2011. These increases were offset in part by a decrease in foreign exchange transaction losses resulting from the fluctuations in foreign currency exchange rates. We expect our general and administrative expenses to increase in absolute dollars for the remainder of 2011 as we continue to integrate the operations of Learn.com and Cytiva.

Other income (expense)

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(In thousands)
Interest income	$86	$127	$(41)	(32%)
Interest expense	(26)	(34)	8	(24%)
Other income	—	885	(885)	(100%)

Total other income (expense), net	$60	$978	$(918)	(94%)

Interest income — The decrease in interest income during the three months ended March 31, 2011 is attributable to a lower average cash balance during the current quarter compared to the same period in the prior year due to the acquisition of Learn.com in October 2010.

Interest expense — There was no significant change in interest expense during the three months ended March 31, 2011 compared to the same period in the prior year.

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

Provision for (benefit from) income taxes

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(In thousands)
Provision for (benefit from) income taxes	$23	$(4)	$27	(675%)

We estimate our annual effective tax rate at the end of each quarter and recognize the tax effect of discrete tax events, which are unusual or occur infrequently, in the interim period in which they occur. The tax provision for the three months ended March 31, 2011 is $23,000. The effective tax rate for the three months ended March 31, 2011 is -1.1%, which is based on the estimated annual effective tax rate of 13.8% adjusted for discrete items recognized in the quarter.

The difference between the statutory rate of 34% and the estimated annual effective tax rate of 13.8% was primarily due to state and foreign income tax rates, non-deductible stock-based compensation expense, non-deductible executive compensation, non-deductible acquisition costs, other non-deductible expenses, research and development credits in Canada, the utilization of acquired and operating net operating losses not previously benefited and other changes to our valuation allowance. The discrete tax events during the quarter include an increase to our valuation allowance associated with deferred tax liabilities (related to the amortization of tax-deductible goodwill on assets that are not amortized for financial reporting purposes) that are not considered a source of future taxable income for deferred tax asset realization purposes.

The income tax provision for the three months ended March 31, 2011 as compared to the income tax benefit for the three months ended March 31, 2010 was principally due to the changes in permanent book versus tax differences relative to pre-tax book income, the utilization of acquired and operating net operating losses not previously benefited, and an increase to our valuation allowance associated with deferred tax liabilities that are not considered a source of future taxable income for deferred tax asset realization purposes.

Through March 31, 2011 we maintained a valuation allowance against our U.S. deferred tax assets as we determined that it was more likely than not that these assets would not be realized. If we are to conclude that the U.S. deferred tax assets will more likely than not be realized in the future, we will reverse the valuation allowance. Reversing the valuation allowance would likely have a material impact on our financial results in the form of reduced tax expense or increased tax benefit in the period the reversal occurs

To date, the Canada Revenue Agency (CRA) has issued assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and CAD $6.9 million, respectively. In December of 2010, we received a proposal letter from CRA for 2004, detailing their initial proposal of increasing taxable income of CAD $7.2 million. We disagree with the CRA’s basis for these adjustments and have appealed their decision through applicable administrative and judicial procedures. We have sought U.S. tax treaty relief through Competent Authority for the 2002 and 2003 assessments received by the CRA and have indicated our intent to do so for 2004 when CRA issues their final assessment.

We recognize interest and penalties related to uncertain tax positions in income tax expense. At March 31, 2011, accrued interest related to uncertain tax positions was less than $0.1 million. As we have net operating loss carryovers for federal and state purposes, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years. We are no longer subject to foreign income tax examinations by tax authorities for years before 2004.

Liquidity and Capital Resources

We have funded our operations primarily through cash flow from operations, the 2005 initial public offering of our common stock as well as the 2009 offering of our common stock. As of March 31, 2011, we had cash and cash equivalents totaling $145.8 million, net accounts receivable of $60.6 million, and investment credits receivable of $6.2 million. In addition, restricted cash totaled $11.5 million which included $11.3 million set aside for the acquisition of Cytiva on April 1, 2011, and $0.2 million in security deposits for property leases.

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(In thousands)
Cash provided by operating activities	$15,567	$11,409	$4,158	36%
Cash used in investing activities	(13,907)	(19,863)	5,956	(30%)
Cash provided by financing activities	2,083	757	1,326	175%

Net cash provided by operating activities was $15.6 million and $11.4 million for the three months ended March 31, 2011 and 2010, respectively. Consistent with prior periods, cash provided by operating activities has historically been affected by changes in operating assets and liabilities, and net income (loss) adjusted for add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Specifically, stock-based compensation expense for the three months ended March 31, 2011 was $4.1 million as compared to $3.2 million for the same period of 2010. This increase resulting from the new grants to employees and the increased market price per share of our stock, offset in part by reductions from fully vested, fully amortized stock options, which no longer impact expense in 2011. Additionally, depreciation and amortization expense increased by $1.6 million in the first three months of 2011 compared to the same period of 2010, primarily due to the amortization of intangible assets associated with the acquisition of Learn.com in October 2010 offset in part by the decrease in amortization of the intangible assets associated with the acquisition of Vurv as these become fully amortized.

Changes in operating assets and liabilities contributed $5.7 million to operating cash flows in the three months ended March 31, 2011. Our net accounts receivable balance fluctuates from period to period, depending on the timing of sales and billing activity, cash collections, and changes to our allowance for doubtful accounts. The change in deferred revenues was due to the addition of new customers and fluctuations resulting from the mix of annual and quarterly subscription and support billings combined with the timing of billings and the timing of the subscription and support revenue recognized associated with those contracts. The change in accounts payable and accrued liabilities was due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities.

Net cash used in investing activities was $13.9 million for the three months ended March 31, 2011. Cash used in investing activities resulted primarily from the deposit of $11.3 million set aside for the acquisition of Cytiva on April 1, 2011 as well as $2.3 million in capital expenditures in the first quarter of 2011.

Net cash provided by financing activities was $2.1 million for the three months ended March 31, 2011 and primarily consisted of the proceeds from stock option exercises offset by treasury stock tax withholdings.

Our primary source of liquidity has been cash generated from operations as well as our stock offering in November 2009. In April 2011, we entered into a Credit Agreement which provides for an unsecured revolving credit facility in an amount of up to $125.0 million. Additionally, we acquired Cytiva on April 1, 2011 for approximately $11.4 million in cash. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new applications and enhancements to existing applications, the continuing market acceptance of our applications, the timing of general and administrative expenses as we grow our administrative infrastructure and the extent to which we acquire or invest in complimentary business products or technologies. In addition, we will likely enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future. These investments could impact our liquidity and in particular our operating cash flows. Although we currently anticipate that cash flows from operations, together with our available funds, will continue to be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain additional financing will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing.

Off–Balance Sheet Arrangements

We have historically not participated in transactions that involve unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Excluding operating leases for office space, computer equipment, software, and third party facilities that host our applications and our indemnification agreements, we do not engage in off-balance sheet financing arrangements.

Contractual Obligations

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under leases for office space, operating leases for computer equipment and to a lesser extent, leases for third-party facilities that host our applications. Commitments to settle contractual obligations in cash under operating leases and other purchase obligations have not changed significantly from the “Commitments and Contingencies” table included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except for the following agreements entered into during the current fiscal year 2011:

In February 2011, we entered into an amendment to our facility lease in Dublin, California (“Amendment to Lease”) for additional office space until June 2013. According to the terms of the Amendment to Lease, we will pay aggregate lease rentals of approximately $0.6 million through June 2013.

Legal expenditures could also affect our liquidity. We are subject to legal proceedings and claims that arise in the ordinary course of business. See Note 10 of the Notes to Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results and/or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. For the three months ended March 31, 2011, 4%, 5% and 6% of our revenue was denominated in Canadian dollars, euros and other foreign currencies, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our significant research and development operations that are maintained in Canada, with a small portion of expenses incurred outside of North America where our other international sales offices are located. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, in the Australian dollar, British pound sterling, the euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the three months ended March 31, 2011, the Canadian dollar strengthened by approximately 6% against the U.S. dollar on an average basis compared to the prior year. Assuming a constant currency rate as the same period last year, the negative impact on our operating results was $0.4 million. If the currencies noted above uniformly fluctuated by plus or minus 500 basis points from our estimated rates, we would expect our net results to change by approximately minus or plus $0.4 million for the remainder of 2011. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $145.8 million at March 31, 2011. This compares to $141.6 million at December 31, 2010. These amounts were held primarily in cash or money market funds. Due to the short-term maturities of these money-market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 10 of the Notes to Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

With the exception of the years ended December 31, 2007, 2009 and 2010, we have incurred annual losses in every year since our inception. As of March 31, 2011, our accumulated deficit was $78.8 million, comprised of aggregate net losses of $65.0 million and $13.8 million of dividends and issuance costs for preferred stock. In the three months ended March 31, 2011, we reported a net loss of $2.2 million. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis in the future. As we continue to incur costs associated with initiatives to grow our business, which may include, among other things, acquisitions, international expansion, significant hiring, and new product development, any failure to increase revenue or manage our cost structure could prevent us from achieving or sustaining profitability. For instance, in the year ended December 31, 2010, our results were negatively impacted by amortization expense associated with acquisitions. In the near term, we expect to continue to incur significant amortization expense associated with our past acquisitions. In addition, we may incur losses as a result of revenue shortfalls or increased expenses associated with our business. As a result, our business could be harmed and our stock price could decline.

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

We have made, continue to make and routinely evaluate acquisitions or investments in companies, products, services, and technologies to expand our product offerings, customer base and business. For example, in 2008, we completed our acquisition of Vurv, in January 2010 we completed our acquisition of WWC, in October 2010 we completed our acquisition of Learn.com and on April 1, 2011 we completed our acquisition of Cytiva. We have limited experience in executing acquisitions and investments. Acquisitions and investments involve a number of risks, including the following:

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

We generally recognize revenue from software subscription agreements ratably over the terms of these agreements, which are typically three or more years for our Taleo Enterprise customers and one year for our Taleo Business Edition customers. As a result, a substantial majority of our software subscription revenue in each quarter is generated from software subscription agreements entered into during prior periods. Consequently, a decline in new software subscription agreements in any one quarter may not affect our results of operations in that quarter, but will reduce our revenue in future quarters. Additionally, the timing of renewals or non-renewals of a software subscription agreement during any one quarter may affect our financial performance in that particular quarter or may not affect our financial performance until the next quarter. For example, because we recognize subscription and support revenue ratably, the non-renewal of a software subscription agreement late in a quarter will have very little impact on revenue for that quarter, but will reduce our revenue in future quarters. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenue for that quarter and we may not be able to offset a decline in revenue due to such non-renewals with revenue from new software subscription agreements entered into in the same quarter. In addition, we may be unable to adjust our costs in response to reduced revenue.

Because of the way we are required to recognize our professional services revenue under applicable accounting guidance, professional services revenue reported for a particular period may not be indicative of trends in our consulting business, which increases the difficulty of evaluating our future financial position.

During 2009 and prior years, when we sold software subscriptions and professional services in a single arrangement (sometimes referred to as a multi-element arrangement), we recognized revenue from professional services ratably over the term of the software subscription agreement, which is typically three or more years, rather than as the professional services were delivered, which is typically during the first six to twelve months of a software subscription agreement. Accordingly, a significant portion of the revenue for professional services performed in any quarterly reporting period prior to 2010 was deferred to future periods. However, under accounting guidance which we adopted on January 1, 2010, substantially all of our revenue from professional service arrangements entered into on or after January 1, 2010 is recognized as the consulting services are delivered. In addition, if we materially modify a multi-element arrangement entered into prior to 2010, the revenue associated with consulting services delivered in prior periods that would have been recognized ratably under our pre-2010 policy, will be recognized in the period of the material modification. The application of these revenue recognition methodologies will result in our professional services revenue for the foreseeable future including a mix of revenue from professional services delivered during the reporting period and professional services delivered in previous reporting periods, which may make our results more difficult to understand and less indicative of our current operational trends. Further, since we recognize expenses related to our consulting services in the period in which the expenses are incurred, the consulting margins we report in any quarterly reporting period may not be indicative of the actual gross margin on consulting services delivered during the reporting period.

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

In addition, in March 2009, we announced that we had completed a review of our revenue recognition practices and, as a result of this review, we restated certain financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. The restatement resulted in the deferral to future periods of $18 million of consulting services revenue and approximately $0.2 million in subscription and support revenue previously recognized through June 30, 2008. Amounts in our previously issued consolidated financial statements for the years ended December 31, 2003 through 2007, and the interim condensed consolidated financial statements for each of the periods ended March 31, 2008 and June 30, 2008, have been corrected for the timing of revenue recognition for consulting services revenue during these periods, as well as to correct an error relating to the timing of revenue recognition for set-up fees, an element of our subscription and support services revenue. In connection with such review we identified certain control deficiencies relating to the application of applicable accounting literature related to revenue recognition. These deficiencies constituted a material weakness in internal control over financial reporting as of September 30, 2008, which led to items requiring correction in our historical financial statements and our conclusion to restate such financial statements to correct those items. Specifically, the control deficiencies related to our failure to correctly interpret the multi-element accounting guidance in determining the proper accounting treatment when subscription and support and consulting services are sold together.

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

We may in the future consolidate certain of our datacenters with our other existing datacenters, or move certain datacenter operations to new facilities. For example, we recently consolidated our U.S. production datacenter operations for our Taleo Enterprise solution into a new facility in the Chicago, Illinois area. When we consolidated these datacenter operations, we relocated existing hardware, purchased new hardware, and migrated all of our Taleo Enterprise customers’ proprietary information and their users’ personal information. Although we take reasonable precautions designed to mitigate the risks of such a move, such transitions create increased risk of service disruptions, outages and the theft or loss of important customer and user data that could harm our reputation, subject us to financial liability, and adversely affect our revenue and earnings. We may also elect to open computing and communications hardware operations at additional third-party facilities located in the United States, Europe or other regions. We are not experienced at operating such facilities in jurisdictions outside the United States and doing so may pose additional risk to us.

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

Our competitors may also establish or strengthen cooperative relationships with our current or future Business Process Outsourcing partners, Human Resource Outsourcing partners, systems integrators, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our solutions. Disruptions in our business caused by these events could reduce our revenue.

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

During the year ended December 31, 2010, subscription and support revenue generated outside of the United States was 17% of total subscription and support revenue, based on the location of the legal entity of the customer with which we contracted. Of the subscription and support revenue generated outside the United States, 5% was generated in Canada. We conduct research and development in Quebec, Canada as well as other international locations. We currently have international offices outside of North America in Australia, France, the Netherlands, and the United Kingdom, which focus primarily on selling and implementing our solutions in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

We are sometimes subject to legal proceedings and claims that arise in the course of business. For example, we are currently defendant in a suit alleging patent infringement which is described in more detail in Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. Litigation may result in substantial costs, including lengthened or discontinued sales cycles due to concerns of existing or prospective customers with respect to litigation, and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. See Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, for further information regarding pending and threatened litigation and potential claims.

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

The majority of our research and development activities are conducted through our Canadian subsidiary, Taleo (Canada) Inc. We participate in a provincial government program in Quebec that provides refundable investment tax credits based upon qualifying research and development expenditures. These expenditures primarily consist of the salaries for the persons conducting research and development activities. We have participated in the program since 1999 and have continued to receive these refundable investment tax credits through December 2010. In 2009 and 2010, we recorded, respectively, a $2.4 million and $2.8 million reduction in our research and development expenses as a result of this program. This particular refundable investment tax credit program in Quebec has been eliminated for 2011 and beyond. We have applied for an alternative provincial investment tax credit program that will replace the expiring December 2010 Quebec program and our application is under review by the Quebec revenue authorities. It is uncertain whether we will qualify under this new program, and if we do qualify, the total amount of refundable tax credits we will receive is uncertain. If we are unsuccessful in qualifying for this alternative provincial tax credit program our financial condition and operating results may be adversely affected.

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

In December 2008 we were notified by the CRA of their intent to audit tax years 2002 through 2007. To date, CRA has issued assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and CAD $6.9 million, respectively. In December 2010 we received a proposal letter from CRA for 2004 detailing their initial proposal of increasing taxable income of CAD $7.2 million. These adjustments relate principally to our treatment of Canadian Development Technology Incentives (“CDTI”) tax credits and income and expense allocations recorded between us and our Canadian subsidiary. We disagree with the CRA’s basis for these adjustments and have appealed their decision through applicable administrative and judicial procedures.

There could be significant changes to unrecognized tax benefits over the next twelve months depending on the outcome of any audit. We have recorded income tax reserves believed to be sufficient to cover any potential tax assessments for the open tax years. In the event the CRA audit results in adjustments that exceed our recorded tax reserves, we may have to accrue additional tax expense. To the extent the CRA audit results in adjustments that exceed both our tax reserves and our available deferred tax assets, we may be required to accrue and pay additional tax, penalties and interest, the amount of which cannot be reasonably estimated at this time.

We have sought U.S. tax treaty relief through the Competent Authority for the 2002 and 2003 CRA assessments and have indicated our intent to do so for 2004 when CRA issues their final assessment. Although we believe we have reasonable bases for our tax positions, it is possible an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular quarter or annual period.

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

We are currently under review by the province of Quebec regarding the application of the contribution to the Fonds des services de santé (“FSS”), pursuant to the Act respecting the “Régie de l’assurance maladie du Québec” with respect to the stock option benefits derived by Taleo Canada employees participating in the Taleo Corporation stock option plan. We disagree with the conclusion that we are subject to the contribution requirements. We have received final assessments for tax years 2006 through 2008 that we continue to discuss and reconcile with representatives of the Quebec government. We have formally objected to these assessments and plan to object to any future final assessments. Based upon a recent court ruling in Quebec that was adverse to a taxpayer in a fact scenario similar to ours, we have recorded a reserve for a potential contribution liability. We believe our reserve recorded is sufficient to cover any potential final assessments for the open years. In the event the audit results in adjustments that exceed our recorded reserve, we may have to accrue additional liabilities which could have a material adverse impact on our operating results.

Our reported financial results may be adversely affected by changes in tax laws or changes in the application of tax laws.

Changes in applicable tax laws and regulations, and the related rulings, interpretations, and developments can affect our overall effective income tax rate. For instance, we have historically applied existing and available net operating loss carryovers to reduce our income tax liabilities in various tax jurisdictions. In 2008 and 2009, the State of California suspended the ability of corporations to deduct net operating loss carryovers to reduce taxable income in these years. In October 2010, the State of California suspended the ability of corporations to deduct net operating loss carryovers for California income tax purposes for 2010 and 2011. In addition, Illinois has suspended the use of net operating losses for tax years ending December 31, 2011 through December 31, 2014. If additional states suspend the use of net operating losses, our tax expense may increase. Furthermore, as we expand our international operations, complete acquisitions, develop new products and new distribution models, implement changes to our operating structure or undertake intercompany transactions, changes in tax laws may result in an increase to our tax expense.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Program
January 1, 2011 through January 31, 2011	38,763	$28.83		—	—
February 1, 2011 through February 28, 2011	—	—		—	—
March 1, 2011 through March 31, 2011	—	—		—	—

	38,763	$28.83	(2)	—	—

(1)	In connection with our restricted stock and restricted stock units agreements, we repurchase common stock from employees as consideration for the payment of required withholding taxes.
(2)	Represents the price per share purchased during the three months ended March 31, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Credit Agreement, dated as of April 22, 2011, by and among Taleo Corporation, each of the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Syndication Agent, and J.P. Morgan Securities LLC and Comerica Bank, as Joint Bookrunners and Joint Lead Arrangers (incorporated by reference to our Current Report on Form 8-K filed on March 28, 2011, Commission File No. 000-51299)

10.2	Description of 2011 Quarterly and Annual Bonuses Plan to Taleo’s named executive officers, other than the CEO (incorporated by reference to our Current Report on Form 8-K filed on February 4, 2011, Commission File No. 000-51299).

10.3	Description of 2011 CEO Bonus Plan (incorporated by reference to our Current Report on Form 8-K filed on March 8, 2011, Commission File No. 000-51299).

2.1	Acquisition Agreement for Plan of Arrangement dated January 31, 2011, by and among Taleo Corporation, Taleo Acquisition Corp. and Cytiva Software Inc (which is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 1, 2011, Commission File No. 000-51299).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION

By:	/s/ Douglas C. Jeffries
Douglas C. Jeffries
Executive Vice President and Chief Financial Officer

Date: May 9, 2011

Exhibit Index

Exhibit Number	Description

10.1	Credit Agreement, dated as of April 22, 2011, by and among Taleo Corporation, each of the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Syndication Agent, and J.P. Morgan Securities LLC and Comerica Bank, as Joint Bookrunners and Joint Lead Arrangers (incorporated by reference to our Current Report on Form 8-K filed on March 28, 2011, Commission File No. 000-51299).

10.2	Description of 2011 Quarterly and Annual Bonuses Plan to Taleo’s named executive officers, other than the CEO (incorporated by reference to our Current Report on Form 8-K filed on February 4, 2011, Commission File No. 000-51299).

10.3	Description of 2011 CEO Bonus Plan (incorporated by reference to our Current Report on Form 8-K filed on March 8, 2011, Commission File No. 000-51299).

2.1	Acquisition Agreement for Plan of Arrangement dated January 31, 2011, by and among Taleo Corporation, Taleo Acquisition Corp. and Cytiva Software Inc (which is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 1, 2011, Commission File No. 000-51299).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.