Form 10-Q
period 2011-06-30
TALEO CORP
filed 2011-08-08
CIK 1134203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

On August 2, 2011, the registrant had 41,317,075 shares of Class A common stock outstanding.

TALEO CORPORATION

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$148,448	$141,588
Accounts receivable, net of allowances of $373 at June 30, 2011 and $354 at December 31, 2010	62,335	58,120
Prepaid expenses and other current assets	21,049	18,065
Investment credits receivable	9,344	6,034

Total current assets	241,176	223,807

Property and equipment, net	25,654	26,552
Restricted cash	224	218
Goodwill	213,986	206,418
Intangible assets, net	59,724	59,478
Other assets	7,742	7,363

Total assets	$548,506	$523,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$46,798	$36,377
Deferred revenue - subscription and support and customer deposits	92,170	79,704
Deferred revenue - professional services	16,615	19,692
Capital lease obligations, short-term	76	105

Total current liabilities	155,659	135,878

Long-term deferred revenue - subscription and support and customer deposits	1,565	150
Long-term deferred revenue - professional services	7,134	10,006
Other liabilities	9,929	9,241
Capital lease obligations, long-term	19	46

Total liabilities	174,306	155,321

Commitments and contingencies (Note 11)

Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 41,222,206 and 40,672,092 shares outstanding at June 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	457,272	442,514
Accumulated deficit	(86,867)	(76,609)
Treasury stock, at cost, 11,725 and 34,738 outstanding at June 30, 2011 and December 31, 2010, respectively	(264)	(776)
Accumulated other comprehensive income	4,058	3,385

Total stockholders’ equity	374,200	368,515

Total liabilities and stockholders’ equity	$548,506	$523,836

See Accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Subscription and support	$61,714	$47,928	$120,104	$95,492
Professional services	14,495	8,348	27,602	15,830
Accrual for TSA Settlement - subscription and support (Note 11)	(6,500)	—	(6,500)	—

Net revenues	69,709	56,276	141,206	111,322

Cost of revenues:
Subscription and support	13,688	12,213	27,734	23,526
Professional services	10,015	6,880	20,251	13,365

Total cost of revenues	23,703	19,093	47,985	36,891

Gross profit	46,006	37,183	93,221	74,431

Operating expenses:
Sales and marketing	26,442	18,133	49,928	35,193
Research and development	12,874	10,873	26,681	20,927
General and administrative	15,153	9,791	27,282	20,089

Total operating expenses	54,469	38,797	103,891	76,209

Operating loss	(8,463)	(1,614)	(10,670)	(1,778)

Other income (expense), net:
Interest income	78	124	164	251
Interest expense	(57)	(30)	(83)	(64)
Other income	350	—	350	885

Total other income (expense), net	371	94	431	1,072

Loss before provision for (benefit from) income taxes	(8,092)	(1,520)	(10,239)	(706)
Provision for (benefit from) income taxes	(4)	(110)	19	(114)

Net loss	$(8,088)	$(1,410)	$(10,258)	$(592)

Net loss per share attributable to Class A common stockholders — basic	$(0.20)	$(0.04)	$(0.25)	$(0.02)

Net loss per share attributable to Class A common stockholders — diluted	$(0.20)	$(0.04)	$(0.25)	$(0.02)

Weighted-average Class A common shares — basic	40,949	39,444	40,776	39,301

Weighted-average Class A common shares — diluted	40,949	39,444	40,776	39,301

See Accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(10,258)	$(592)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,044	13,361
Loss on disposal of fixed assets	—	58
Amortization of tenant inducements	(98)	(88)
Tenant inducements from landlord	—	111
Stock-based compensation expense	9,193	6,847
Excess tax benefits on the exercise of stock options	(147)	(16)
Tax benefit recorded upon business acquisition	(1,403)	—
Director fees paid with stock in lieu of cash	128	111
Gain on remeasurement of previously held interest in Worldwide Compensation, Inc.	—	(885)
Bad debt provision	188	7
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,046)	2,249
Prepaid expenses and other assets	(2,684)	(2,270)
Investment credits receivable	(3,199)	(1,460)
Accounts payable and accrued liabilities	1,714	1,612
Accrual for TSA settlement	6,800	—
Deferred revenues and customer deposits	6,210	2,251

Net cash provided by operating activities	19,442	21,296

Cash flows from investing activities:
Purchases of property and equipment	(5,328)	(10,805)
Change in restricted cash	(6)	210
Acquisitions, net of cash acquired	(12,080)	(13,381)
Purchase of intangible assets	(650)	—

Net cash used in investing activities	(18,064)	(23,976)

Cash flows from financing activities:
Principal payments on capital lease obligations	(306)	(783)
Payments for expenses associated with 2009 equity offering	—	(681)
Payments for debt issuance costs	(691)	—
Excess tax benefits on the exercise of stock options	147	16
Treasury stock acquired to settle employees withholding liability	(2,219)	(937)
Proceeds from stock options exercised and ESPP shares	8,024	6,079

Net cash provided by financing activities	4,955	3,694

Effect of exchange rate changes on cash and cash equivalents	527	(300)

Increase in cash and cash equivalents	6,860	714
Cash and cash equivalents:
Beginning of period	141,588	244,229

End of period	$148,448	$244,943

Supplemental cash flow disclosures:
Cash paid for interest	$5	$12
Cash paid (refunded) for income taxes, net	$184	$1,230
Supplemental disclosure of non-cash investing activities:
Property and equipment and intangible assets purchases included in accounts payable and accrued liabilities	$3,714	$995

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

Taleo Corporation was incorporated under the laws of the state of Delaware in May 1999 as Recruitsoft, Inc. and changed its name to Taleo Corporation in March 2004. Our principal offices are in Dublin, California and we conduct our business worldwide, with wholly owned subsidiaries in Canada, France, the Netherlands, the United Kingdom, Singapore, and Australia. Our subsidiary in Canada primarily performs product development, production, and customer support activities, and the other foreign subsidiaries are generally engaged in providing sales, account management and support activities.

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

The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto filed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 28, 2011. For the six months ended June 30, 2011, we recorded adjustments that accumulated to $0.3 million related to prior years that impacted income tax provision (benefit), net loss and certain balance sheet accounts. For the six months ended June 30, 2010, we recorded adjustments that accumulated to $0.2 million that impacted revenue, net loss and certain balance sheet accounts. Such adjustments were assessed under the guidance in the SEC’s Staff Accounting Bulletin 108 and deemed immaterial to previously reported financial statements and to the expected results for the year ended December 31, 2011.

Beginning in the first quarter of 2011, we changed the terminology used to report our revenues, from “Application” to “Subscription and Support” and from “Consulting” to “Professional Services”. This change in terminology did not result in any changes to our previously reported financial statements.

Recent Accounting Pronouncements — In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively. We do not expect that this guidance will have an impact on our financial position, results of operations or cash flows.

2. Business Combinations

In April 2011, we completed the acquisition of Cytiva Software Inc. (“Cytiva”). In 2010, we completed the acquisitions of Learn.com, Inc. (“Learn.com”) and Worldwide Compensation, Inc. (“WWC”). The acquisitions were accounted for in accordance with Accounting Standards Codification 805. The goodwill recorded in connection with each of these business combinations is primarily related to the ability of the acquired companies to develop new products and technologies in the future and expected synergies to be achieved in connection with the acquisitions. The goodwill recognized is not expected to be deductible for income tax purposes. Transaction costs associated with the business combinations are expensed as incurred, and are included in general and administrative expenses in the condensed consolidated statement of operations. Such transaction costs were $2.0 million and $3.5 million for the three and six months ended June 30, 2011, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2010, respectively.

On June 21, 2011, we entered into a Share Purchase Agreement with JobPartners Limited (“Jobpartners”), a European provider of talent management solutions, to acquire all of the issued and outstanding shares of capital stock of Jobpartners. The acquisition increases Taleo’s customer base in Europe, giving us an increased presence in the SaaS-based talent management in the region. Total consideration for the purchase was approximately $38.0 million dollars in cash, subject to certain adjustments for (a) cash on hand, (b) working capital and (c) certain third party expenses. The acquisition closed on July 1, 2011. Refer to Note 17 – Subsequent Event for a discussion of this acquisition.

In April 2011, we received $0.4 million cash from the settlement of the WWC escrow account for losses incurred by us as a result of certain breaches of the representations and warranties contained in the WWC acquisition agreement. The cash we received was recorded as ‘Other income’ in our condensed consolidated statements of operations during the three months ended June 30, 2011. As of June 30, 2011, all escrow accounts related to the WWC acquisition had been settled.

Acquisition of Cytiva

On April 1, 2011, we completed our acquisition of Cytiva, a Canadian based mid-market provider of on-demand recruiting software solutions. We expect the acquisition of Cytiva to improve our position in talent management for small and medium-sized businesses and expand our customer base. The total consideration paid by us to acquire all of the outstanding capital stock and vested options of Cytiva was $12.3 million. We have no contingent cash payments related to this transaction. The assets, liabilities and operating results of Cytiva have been reflected in our condensed consolidated financial statements from the date of acquisition.

Allocation of Purchase Price

Under the acquisition method of accounting, the total purchase price paid for the 100% equity interest has been allocated to the net identifiable assets based on their estimated fair value at the date of acquisition. As part of the process, we performed a valuation analysis to determine the fair values of certain identifiable intangible assets of Cytiva as of the acquisition date. The determination of the value of these components required us to make various estimates and assumptions. Critical estimates in valuing certain of the intangible assets include but are not limited to the net present value of future expected cash flows from product sales and services. The fair value of deferred revenue was determined based on the estimated direct cost of fulfilling the obligation to the customer while the fair value for all other assets and liabilities acquired was determined based on estimated future benefits or legal obligations associated with the respective asset or liability. The excess of the purchase price over the net identifiable intangible assets, other identifiable assets and liabilities acquired has been recorded as goodwill. The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed at the acquisition date.

These preliminary estimates are subject to change during the measurement period (up to one year from the acquisition date) as we finalize the valuation of certain assets acquired and liabilities assumed in connection with the acquisition.

Purchase Price	Amount
(In thousands)
Cash	$12,276

Allocation of Purchase Price	Amount
(In thousands)
Cash	$197
Accounts receivable, net	372
Other current assets	72
Property and equipment	109
Accounts payable and accrued liabilities	(418)
Other current liabilities	(238)
Deferred taxes, net	(2,914)
Deferred revenue	(1,577)
Intangible assets	8,500
Goodwill	8,173

Total purchase price	$12,276

We did not record any in-process research and development in connection with the acquisition.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of Taleo, Learn.com and Cytiva to reflect the acquisitions as if they occurred on the first date of the earliest period presented. The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of Learn.com and Cytiva had taken place as of the beginning of the earliest period presented.

	Three Months Ended June 30,	Six Months Ended June 30,
	2010	2011	2010
	(In thousands, except per share data)
Net revenues	$65,010	$142,861	$128,372

Net loss attributable to Class A common stockholders	$(6,903)	$(11,427)	$(12,180)

Net loss per share attributable to Class A common stockholders - basic and diluted	$(0.18)	$(0.28)	$(0.31)

Weighted-average Class A common shares — basic and diluted	39,444	40,776	39,301

Our results of operations for the three months ended June 30, 2011 include $0.7 million and $0.9 million in revenues related to Cytiva and Learn.com acquired deferred revenues, respectively. Our results of operations for the six months ended June 30, 2011 include $0.7 million and $2.6 million in revenues related to Cytiva and Learn.com acquired deferred revenues, respectively. It is impractical to determine the results of operations for Cytiva and Learn.com on a standalone basis as each entity’s operations have been integrated into our operations.

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

Subscription and support revenue

The majority of our subscription and support revenue is recognized ratably over the life of the subscription agreement, based on stated, fixed-dollar amount contracts with our customers and consists of:

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

Professional services revenue

Professional services revenue consists primarily of fees associated with application configuration, integration, business process re-engineering, change management, and education and training services. Our professional services engagements are generally billed on a time and materials basis. These services are generally performed within six to twelve months after the consummation of the arrangement. From time to time, certain of our professional services projects are subcontracted to third parties. Customers may also elect to use unrelated third parties for the types of professional services that we offer. Our typical professional services contract provides for payment within 30 to 60 days of invoice.

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

Valuation terms are defined as set forth below:

•	VSOE — the price at which we sell the element in a separate stand-alone transaction

•	TPE — evidence from us or other companies of the value of a largely interchangeable element in a transaction

•	ESP — our best estimate of the selling price of an element in a transaction

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

For multi-element arrangements entered into or materially modified in 2010 and 2011, we allocate consideration based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. The professional services revenue associated with the professional services element of such multi-element arrangements is generally recognized as the professional services are performed, or using a proportional performance model based on services performed for fixed fee professional service engagements.

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

Professional services revenue recognized in the three and six months ended June 30, 2011 relating to multi-element arrangements entered into prior to 2010 was approximately $2.5 million and $5.2 million, respectively. Additionally, during the three and six months ended June 30, 2011, we deferred revenue of $0.1 million and $0.9 million, respectively, for services performed related to multi-element arrangements entered into prior to 2010.

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

4. Concentration of Credit and Market Risk and Significant Customers and Suppliers

Financial instruments that potentially subject us to credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain substantially all of our cash and cash equivalents in financial institutions that we believe to have good credit ratings and represent minimal risk of loss of principal. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Certain operating cash accounts exceed the FDIC insurance limits.

Our allowance for doubtful accounts is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. We do not require our customers to provide collateral. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising our customer base and their dispersion across various industries. During the three and six months ended June 30, 2011 and 2010, there were no customers that individually represented greater than 10% of total revenue, respectively. There were no customers that individually represented greater than 10% of total accounts receivable at June 30, 2011 or December 31, 2010.

A portion of our revenues and expenses are generated in Canadian dollars as well as other foreign currencies and, as a result, we are exposed to market risks from changes in foreign currency exchange rates.

5. Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their fair values due to their nature, duration and short maturities.

6. Stock-Based Plans

We issue stock options, restricted stock units and restricted stock to our employees and outside directors and provide employees the right to purchase stock pursuant to our stockholder approved Employee Stock Purchase Plan (“ESPP”).

Stock-based compensation expense

We recognize the fair value of stock-based compensation in our condensed consolidated financial statements over the requisite service period of the individual grants, which generally is a four year vesting period. We recognize compensation expense for the stock options, restricted stock awards, restricted stock units, and ESPP purchases on a straight-line basis over the requisite service period. There was no stock-based compensation expense capitalized during the three and six months ended June 30, 2011 and 2010. Shares issued as a result of stock option exercises, ESPP purchases, restricted stock awards and restricted stock units are issued out of common stock reserved for future issuance under our stock plans.

We recorded stock-based compensation expense in the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Cost of revenues	$875	$658	$1,620	$1,196
Sales and marketing	1,541	999	2,702	1,883
Research and development	1,035	512	1,821	976
General and administrative	1,649	1,501	3,050	2,792

Total	$5,100	$3,670	$9,193	$6,847

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

Common Equity Plans

At June 30, 2011, 1,516,955 shares were available for future grants under our 2009 Equity Incentive Plan.

The following table presents a summary of the stock option activity under all stock plans for the three and six months ended June 30, 2011 and related information:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,263,505	$18.45

Options granted	259,200	$32.76
Options exercised	(220,448)	$15.34
Options forfeited /expired	(22,530)	$23.77

Outstanding at March 31, 2011	2,279,727	$20.33

Options granted	116,000	$35.96
Options exercised	(144,104)	$16.26
Options forfeited /expired	(47,222)	$26.67

Outstanding at June 30, 2011	2,204,401	$21.28	5.97	$34,720,316

Vested and expected to vest at June 30, 2011	2,099,183	$20.85	5.94	$33,977,313

Exercisable at June 30, 2011	1,160,443	$16.01	5.36	$24,389,942

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2011 was $18.45 per option and $17.46 per option, respectively. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2010 was $14.23 per option and $11.97 per option, respectively.

The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was $3.0 million and $6.9 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $1.5 million and $3.6 million, respectively.

We recorded stock-based compensation expense associated with stock options of $1.2 million and $2.4 million for the three and six months ended June 30, 2011, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2010, respectively. As of June 30, 2011, unamortized stock-based compensation cost associated with stock options was $12.6 million, net of assumed forfeitures. This cost is expected to be recognized over a weighted-average period of 2.9 years.

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

The following table presents a summary of the restricted stock awards and restricted stock units for the three and six months ended June 30, 2011 and related information:

	Restricted Stock Units	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Repurchasable/nonvested balance at December 31, 2010	1,254,803	212,222	$23.24

Awarded	174,000	2,233	$32.70
Released/vested	(72,263)	(28,540)	$19.01
Forfeited/cancelled	(45,060)	—	$25.98

Repurchasable/nonvested balance at March 31, 2011	1,311,480	185,915	$24.55

Awarded	877,140	36,295	$37.06
Released/vested	(53,946)	(64,625)	$21.06
Forfeited/cancelled	(77,107)	(2,188)	$27.66

Repurchasable/nonvested balance at June 30, 2011	2,057,567	155,397	$29.79

We recorded stock-based compensation expense for restricted stock and restricted stock units of $3.5 million and $ 6.0 million for the three and six months ended June 30, 2011, respectively, and $1.9 million and $3.5 million for the three and six months ended June 30, 2010, respectively.

As of June 30, 2011, unamortized compensation cost associated with restricted stock and restricted stock units was $ 47.4 million, net of assumed forfeitures. This cost is expected to be recognized over a weighted-average period of 3.2 years.

Employee Stock Purchase Plan (“ESPP”)

We recorded stock-based compensation expense in connection with the ESPP of $0.4 million and $0.8 million for the three and six months ended June 30, 2011, respectively, and $0.6 million and $0.9 million for the three and six months ended June 30, 2010, respectively. Unamortized compensation cost was $0.6 million as of June 30, 2011. This cost will be recognized over the next four months ending October 31, 2011.

Reserved Shares of Common Stock

We have reserved the following number of shares of Class A common stock as of June 30, 2011 for the award of future stock options and restricted stock awards, release of outstanding restricted stock units, exercise of outstanding stock options and purchases under the ESPP:

Reserved Shares
Stock Plans	6,676,748
Employee Stock Purchase Plan	1,879,657

Total	8,556,405

7. Property and Equipment

Property and equipment consist of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(In thousands)
Computer hardware and software	$81,070	$74,303
Furniture and equipment	3,999	3,867
Leasehold improvements	5,027	4,839

	90,096	83,009
Less accumulated depreciation and amortization	(64,442)	(56,457)

Total	$25,654	$26,552

Computer hardware and software included capital leases totaling $2.7 million and $2.7 million at June 30, 2011 and December 31, 2010, respectively. Accumulated amortization relating to these capital leases totaled $2.6 million and $2.5 million at June 30, 2011 and December 31, 2010, respectively. Depreciation and amortization expense of property and equipment was $3.6 million and $7.3 million for the three and six months ended June 30, 2011, respectively.

8. Intangible Assets and Goodwill

In the three months ended June 30, 2011, we acquired identifiable intangible assets as a result of our acquisition of Cytiva on April 1, 2011. The fair value of these intangible assets was determined based on the present value of the expected future cash flows from the Cytiva intangibles acquired. We also recorded $8.2 million of goodwill in connection with the acquisition of Cytiva. All goodwill is reported in the subscription and support operating segment. None of the goodwill recorded upon the acquisition is deductible for tax purposes.

The allocation of the purchase price for the acquisition of Cytiva was based upon a preliminary valuation and changes to amounts recorded as assets or liabilities, such as tax assets and liabilities, which may result in corresponding adjustments to goodwill during the measurement period (up to one year from the acquisition date). We expect the allocation of the purchase price for Cytiva to be finalized in the second quarter of 2012. The allocation of the purchase price for Learn.com was completed in the second quarter of 2011.

The following schedule presents the changes in the carrying amount of goodwill during the six months ended June 30, 2011:

(in thousands)	Goodwill
Balances as of December 31, 2010	$206,418
Goodwill from Cytiva acquisition	8,173
Adjustments to goodwill	(605)

Balances as of June 30, 2011	$213,986

The following schedule presents the details of intangible assets as of June 30, 2011 and December 31, 2010:

	June 30, 2011				December 31, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (in years)
Existing technology	$25,981	$(14,435)	$11,546	4.2	$25,881	$(11,475)	$14,406	3.9
Customer relationships	74,678	(31,102)	43,576	5.6	66,483	(25,102)	41,381	5.6
Trade name and patents	3,331	(680)	2,651	4.3	1,741	(390)	1,351	4.0
Non-compete agreements	3,180	(1,229)	1,951	2.4	3,030	(690)	2,340	2.4

	$107,170	$(47,446)	$59,724		$97,135	$(37,657)	$59,478

Amortization expense associated with intangible assets was $5.5 million and $ 9.8 million for the three and six months ended June 30, 2011, respectively, and $3.2 million and $6.3 million for the three and six months ended June 30, 2010, respectively. The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Period	Estimated Amortization Expense
Remainder of 2011	$8,636
2012	15,040
2013	12,652
2014	11,391
2015	7,652
Thereafter	4,353

Total	$59,724

9. Income Taxes

We calculate income taxes in interim periods based on our estimated annual effective tax rate. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined. The estimated annual effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is reflected in the quarter in which the event occurs. We recorded an income tax benefit for the three months ended June 30, 2011 of $4,000 and an income tax provision for the six months ended June 30, 2011 of $19,000, based on our estimated annual effective tax rate adjusted for discrete tax events recognized in the period. The estimated annual effective tax rate for the six months ended June 30, 2011 was (20.8)%. The difference between the statutory rate of 34% and our estimated annual effective tax rate was due to state and foreign income tax rates, non-taxable income including a non-taxable escrow settlement, non-deductible expenses (including stock-based compensation, executive compensation, acquisition costs, and other non-deductible expenses), research and development credits in Canada, the utilization of acquired and operating net operating losses not previously benefited, and other changes to our valuation allowance. The discrete tax events during the quarter include tax benefit from a net release of our valuation allowance associated with the recording of significant deferred tax liabilities related to the purchase accounting of our Cytiva and Learn.com acquisitions. Other discrete events recorded during the quarter include tax expense related to the true-up of the refundable Quebec tax credits for 2009 and 2010 upon being accepted into the new Quebec refundable tax credit program (effective beginning in 2009), tax benefit related to the settlement agreement with the United States of America, acting through the Civil Division of the Department of Justice (see Note 11 – Commitments and Contingencies), and other tax expense items associated with uncertain tax positions and provision-to-return adjustments.

We assess the likelihood that our deferred tax assets will be deductible in some future year(s) and a valuation allowance is recorded if it is deemed more likely than not that such benefit will not be realized. As of June 30, 2011 we continue to maintain a valuation allowance against our U.S. deferred tax assets. In addition, we expect to provide a valuation allowance on future U.S. tax benefits until significant positive evidence arises that demonstrates that these assets are more likely than not to be deductible in some future year(s). We consider all available evidence, both positive and negative, to determine whether a valuation allowance is needed. In making this determination, we give significant weight to evidence that can be objectively verified. It is generally difficult to conclude that a valuation allowance is not needed when there is significant negative evidence, such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results. Therefore, cumulative losses weigh heavily in our overall assessment. In addition to considering forecasts of future taxable income, we also evaluate and quantify, when available, other possible sources of taxable income, namely the reversal of existing taxable temporary differences, taxable income in prior carryback years(s) if carryback is permitted under the tax law, and the implementation of tax planning strategies. Evaluating and quantifying these amounts involves significant judgment. Certain taxable temporary differences that are not expected to reverse during the carryforward periods cannot be considered a source of future taxable income. In determining the amount of valuation allowance we did not include the taxable temporary differences related to (i) certain transaction costs realized during our acquisition of Vurv Technology, Inc. (“Vurv”) which were deducted for tax purposes and capitalized for financial reporting purposes and (ii) tax-deductible goodwill acquired during our acquisitions of Wet Feet and JobFlash. These differences create deferred tax liabilities which are not expected to reverse in the future (i.e. are considered to have indefinite lives).

As of June 30, 2011, we had uncertain tax benefits of approximately $7.0 million. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011, cumulative accrued interest related to uncertain tax positions was $0.2 million. As we have net operating loss carryovers for federal and state purposes, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years.

In February 2011, we received notice from the IRS closing the income tax audit of Learn.com for tax year 2007 with no assessment. There is no impact to the tax provision as a result of closing this audit. With the exception of Canada, we are no longer subject to foreign income tax examinations by tax authorities for years before 2004.

In December 2008, we were notified by the federal Canada Revenue Agency (CRA) of its intent to audit tax years 2002 through 2007. CRA has issued assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and CAD $6.9 million, respectively. In December 2010, we received a letter from CRA detailing their initial proposal of increasing 2004 taxable income by CAD $7.2 million. These adjustments relate principally to the treatment of Quebec refundable tax credits connected with the Information Technology Development Centres (CDTI) and income and expense allocations recorded between us and our Canadian subsidiary. We disagree with the CRA’s basis for these adjustments and intend to appeal the assessments through applicable administrative and judicial procedures. We have also sought U.S. tax treaty relief through Competent Authority for assessments received from the CRA. Although we believe we have reasonable basis for our tax positions, it is possible an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular quarter or annual period.

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

10. Credit Agreement

On April 22, 2011, we entered into a Credit Agreement (the “Credit Agreement”) that expires on April 22, 2016. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $125.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $25.0 million with new or additional commitments, for a total credit facility of up to $150.0 million. No amounts were outstanding under the Credit Agreement as of June 30, 2011, and a total of $125.0 million remained available for borrowing.

The revolving loans accrue interest at a per annum rate based on either, at our election, (i) the base rate plus a margin ranging from 0.35% to 0.85% depending on our consolidated leverage ratio, or (ii) LIBOR (based on 1-, 2-, 3-, or 6-month interest periods) plus a margin ranging from 1.35% to 1.85% depending on our consolidated leverage ratio. The base rate is equal to the highest of (i) JPMorgan Chase Bank, N.A.’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) LIBOR for a 1-month interest period plus a margin equal to 1.00%. Revolving loans may be borrowed, repaid and reborrowed until April 22, 2016, at which time all amounts borrowed must be repaid. Accrued interest on the revolving loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each 3- month interval in the case of loans with interest periods greater than 3 months) with respect to LIBOR loans. We are also obligated to pay other customary closing fees, arrangement fees, administrative fees, commitment fees, and letter of credit fees. A quarterly commitment fee is applied to the average daily unborrowed amount under the credit facility at a per annum rate ranging from 0.25% to 0.45% depending on our consolidated leverage ratio. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans. We have not borrowed any funds under the Credit Agreement.

The Credit Agreement contains certain customary affirmative and negative covenants. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. The Credit Agreement includes customary events of default that could result in the acceleration of the obligations under the Credit Agreement. We were in compliance with all debt-related covenants at June 30, 2011.

We incurred $0.8 million of debt issuance costs that were directly attributable to the issuance of this revolving credit facility. These costs will be amortized to ‘Interest expense’ in our condensed consolidated statements of operations over five years starting from April 22, 2011. The deferred debt issuance costs are included within ‘Other assets’ in our condensed consolidated balance sheets.

11. Commitments and Contingencies

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under leases for office space, leases for computer equipment, and to a lesser extent, leases for third-party facilities that host our applications. Commitments to settle contractual obligations in cash under operating and capital leases and other purchase obligations have not changed significantly from the “Commitments and Contingencies” table included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except for the following agreements entered into during the current fiscal year 2011:

In February 2011, we entered into an amendment to our facility lease in Dublin, California (“Amendment to Lease”) for additional office space until June 2013. According to the terms of the Amendment to Lease, we will pay aggregate lease rentals of approximately $0.6 million through June 2013.

On April 22, 2011, we entered into a Credit Agreement (the “Credit Agreement”) that provides for an unsecured revolving credit facility. See Note 10 - Credit Agreement in this Form 10-Q for detailed discussion of this Credit Agreement.

On May 23, 2011, we entered into an agreement with Equinix Operating Co., Inc. (“Equinix”) (the “Agreement”) pursuant to which Equinix will provide colocation services to us. Pursuant to the terms of the Agreement, Equinix will provide space, electrical power and other colocation services at its web hosting facilities in Virginia for Taleo’s hosting infrastructure. Under the terms of the Agreement, Taleo will pay Equinix aggregate fees of approximately $8.6 million over the next five years.

On June 16, 2011, we entered into a lease agreement to rent part of an office building at Petaluma, California for a term of 5 years pursuant to which we will pay aggregate lease rentals of approximately $0.6 million.

Litigation

Kenexa Litigations — On June 28, 2011, Taleo Corporation and its subsidiaries (“Taleo”) and Kenexa Corporation and its subsidiaries (“Kenexa”) (together, the parties) entered into settlement agreements and other related documents resolving all outstanding litigations between the parties (“Settlement Agreement”). As a result of the Settlement Agreement, all litigations between the parties have been dismissed with prejudice. The Settlement Agreement also includes a license of certain Kenexa intellectual property to Taleo and a license of certain Taleo intellectual property to Kenexa. The net cash effect associated with all intellectual property licenses and settlement of litigations was a $3.0 million payment by Taleo to Kenexa. See Note 12 “Settlement Agreement with Kenexa” for more details.

Settlement with Federal Government — Taleo Corporation has reached a preliminary agreement with the United States of America, acting through the Civil Division of the Department of Justice (the “DoJ”), to settle certain claims against Taleo. The preliminary agreement is subject to final execution of a written settlement agreement. The DoJ has sent Taleo a final version of a written settlement agreement that the parties have negotiated (“Settlement Agreement”). Taleo has signed the Settlement Agreement and is awaiting final signatures from the DoJ.

In December 2002, Taleo entered into a subcontract (the “Subcontract”) with a third party prime contractor to provide software and services for the benefit of the Transportation Security Administration (the “TSA”). The Subcontract required, among other things, that Taleo’s fees be based upon “commercial list rates... discounted to reflect organization size and expected growth and use of the product by [the] Government.”

As previously disclosed, Taleo received and has been responding to subpoenas from the Department of Homeland Security’s Inspector General’s Office in connection with an investigation into whether Taleo based the Subcontract fees on the appropriate commercial list rates. The investigation related to a qui tam action, filed under seal in 2008 (“Complaint”). Taleo received a copy of the Complaint from the DoJ, still subject to partial seal, on June 28, 2011. On July 29, 2011, upon motion filed at the request of Taleo, the existence of the Complaint was unsealed on order of the United States District Court for the District of Columbia for purposes of this disclosure. The Complaint remains otherwise sealed.

Over the term of the Subcontract, under which Taleo stopped providing services in 2009, Taleo’s fees totaled approximately $24 million. Pursuant to the Settlement Agreement, in the third quarter of 2011, Taleo will pay the United States $6.49 million. The payment is accrued and reflected in our operating results for the quarter ended June 30, 2011. In consideration of this payment, the United States will release Taleo with respect to the matters investigated.

The qui tam relator is not a party to the Settlement Agreement. Taleo has no reason to believe that the relator will object to the settlement. If, however, the relator objects to the settlement, the United States District Court for the District of Columbia is required to conduct a hearing to determine whether the proposed settlement is fair, adequate, and reasonable under all of the circumstances. If the relator objects, the settlement will not be finalized until the earlier of: (1) the relator releasing his objection; or (2) entry by the court of a final order determining that the settlement is fair, adequate and reasonable under all of the circumstances. Upon either of these events occurring, Taleo will transmit the payment discussed above, the DoJ will release its claims, and the DoJ will move for dismissal of the qui tam Complaint.

Taleo believes that it has meritorious factual and legal defenses to the allegations raised in the Complaint and, as set forth in the Settlement Agreement, Taleo expressly denies any liability in connection with such matters. The settlement represents a compromise to avoid the costs, distraction and uncertainty of continued litigation.

Trunqate Patent Litigation — Trunqate, LLC, a non-practicing entity, filed suit against Taleo Corporation and eight of our customers in the United States District Court for the Northern District of Illinois on July 12, 2011. Trunqate alleges that our software products infringe Patent No. 5,592,375, and seeks monetary damages. We currently expect to assume the defense of these claims with respect to the customers named and to indemnify the customers for any damages awarded. We have not answered Trunqate’s complaint. Based on our initial review of the patents, we believe we have meritorious defenses to the claims asserted and we intend to defend against these claims vigorously.

Other Matters — In addition to the matters described above, we are subject to various assertions, demands, claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims of alleged patent infringement, which are increasingly common in our industry. In addition, we are also subject to claims or discussions that may result in litigation, settlements or other liabilities in the future. For instance: (1) in August 2010, we were notified of a potential collective and/or class action claim under federal and state wage and hour laws with respect to a portion of our employee population, and we are in discussions with the potential claimants with respect to these assertions; and (2) we were recently notified by a former customer that the former customer seeks indemnification from us with respect to costs arising from an alleged data privacy breach involving the Vurv product that we acquired in 2008.

We review the status of each matter and record a provision for a liability when it is considered both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted as additional information becomes available. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, is likely to have a material adverse effect on our financial position or results of operation. However, litigation is subject to inherent uncertainties. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operation for the period in which the unfavorable outcome occurred, and potentially in future periods.

12. Settlement Agreement with Kenexa

On June 28, 2011, Taleo and Kenexa entered into a Settlement Agreement resolving all outstanding litigation between the parties. The Settlement Agreement also includes a license of certain Kenexa intellectual property to Taleo and a license of certain Taleo intellectual property to Kenexa. The net cash effect associated with all intellectual property licenses and settlement of litigation was a $3.0 million payment by Taleo to Kenexa.

Accounting for the Agreement

The Settlement Agreement between Taleo and Kenexa includes multiple elements. As a result, we determined each element of the Settlement Agreement, their fair value and when they should be recognized. We allocated the total consideration, comprising of the cash payments to Kenexa and the estimated fair value of the license we received from Kenexa, to the legal settlement and the license to Kenexa based on the estimated relative fair value of these elements.

The elements of the License Agreement are accounted for as follows:

1. Legal settlement: In connection with the License Agreement, both parties agreed to settle all outstanding legal disputes. The fair value allocated to the settlement was $2.6 million, of which $0.6 million was accrued in the first quarter of 2011 and the balance of $2.0 million was recorded in the second quarter of fiscal year 2011, as an operating expense.

2. License from Kenexa: We allocated $0.8 million as the fair value of the license from Kenexa, of which $0.4 million was expensed in the second quarter of 2011 as an operating expense and $0.4 million was capitalized as an intangible asset upon execution of the Settlement Agreement. Amortization of the intangible asset will be charged to cost of revenue over the five year estimated useful life of the technology beginning in July 2011.

3. License to Kenexa: We will recognize $0.4 million as “Other income” over five years, the estimated useful life of the technology. We will commence recognition of the income in July 2011 when our performance obligation under the Settlement Agreement begins.

Fair Value Determination

In determining the estimated fair value of the elements of the License Agreement, we assumed the highest and best use of each element from a market participant perspective. The inputs and assumptions used in our valuation included projected revenue, royalty rates, discount rates, useful lives and income tax rates, among others. The development of a number of these inputs and assumptions in the model required a significant amount of management judgment and is based upon a number of factors, including the selection of industry comparables, royalty rates, market growth rates and other relevant factors. Changes in any number of these assumptions may have had a substantial impact on the estimated fair value of each element. These inputs and assumptions represent management’s best estimate at the time of the transaction.

13. Other Income

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

In the second quarter of 2011, we recognized a $0.4 million gain from the settlement of the WWC escrow account. The gain was recorded as ‘Other income’ in our condensed consolidated statements of operations.

14. Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive. Diluted net income per share is calculated by using the weighted-average number of common shares outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the shares of common stock underlying our outstanding dilutive stock options, restricted stock and restricted stock units had been issued. The dilutive effect of outstanding options, restricted stock, and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands, except per share data)
Numerator:
Net loss	$(8,088)	$(1,410)	$(10,258)	$(592)
Denominator:
Weighted-average shares outstanding (1)	40,949	39,444	40,776	39,301
Effect of dilutive options, restricted stock and restricted stock units	—	—	—	—

Denominator for diluted net loss per share	40,949	39,444	40,776	39,301
Net loss per share — basic	$(0.20)	$(0.04)	$(0.25)	$(0.02)

Net loss per share — diluted	$(0.20)	$(0.04)	$(0.25)	$(0.02)

Potentially dilutive securities (2)	2,321	874	2,144	690

(1)	Outstanding shares do not include unvested restricted stock or unvested restricted stock units.
(2)	The potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the above periods because their effect would have been anti-dilutive.

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

15. Segment and Geographic Information

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

	Subscription and support	Professional services	Total
	(In thousands)
Three Months Ended June 30, 2011:
Revenues	$61,714	$14,495	$76,209
Accrual for TSA Settlement - subscription and support	(6,500)	—	(6,500)
Contribution margin (1)	28,652	4,480	33,132
Three Months Ended June 30, 2010:
Revenues	$47,928	$8,348	$56,276
Contribution margin (1)	24,842	1,468	26,310

	Subscription and support	Professional services	Total
	(In thousands)
Six Months Ended June 30, 2011:
Revenues	$120,104	$27,602	$147,706
Accrual for TSA Settlement - subscription and support	(6,500)	—	(6,500)
Contribution margin (1)	59,189	7,351	66,540
Six Months Ended June 30, 2010:
Revenues	$95,492	$15,830	$111,322
Contribution margin (1)	51,039	2,465	53,504

(1)	The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Reconciliation to consolidated interim results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Contribution margin for operating segments	$33,132	$26,310	$66,540	$53,504
Sales and marketing	(26,442)	(18,133)	(49,928)	(35,193)
General and administrative	(15,153)	(9,791)	(27,282)	(20,089)
Other income (expense), net	371	94	431	1,072

Loss before provision for (benefit from) income taxes	$(8,092)	$(1,520)	$(10,239)	$(706)

16. Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency translation gains (losses).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net loss	$(8,088)	$(1,410)	$(10,258)	$(592)
Foreign currency translation adjustments, net	23	(669)	673	(345)

Comprehensive loss	$(8,065)	$(2,079)	$(9,585)	$(937)

17. Subsequent Event

On July 1, 2011, we completed our acquisition of Jobpartners, a European provider of talent management solutions, for approximately $38.0 million in cash to acquire all of the issued and outstanding shares of capital stock of Jobpartners. We expect the acquisition to increase Taleo’s customer base in Europe, giving us an increased presence in the SaaS-based talent management market in the region. No contingent cash payments remain for this transaction. The assets, liabilities and operating results of Jobpartners will be reflected in our consolidated financial statements from the beginning of our third quarter of 2011.

We are currently evaluating the purchase price allocation following the consummation of the acquisition. It is not practicable to disclose the preliminary purchase price allocation or unaudited pro forma combined financial information given the short period of time between the acquisition date and the issuance of these condensed consolidated financial statements.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

On April 1, 2011, we completed our acquisition of Cytiva, a provider of on-demand recruiting software solutions. The total consideration paid by us to acquire all of the outstanding capital stock and vested options of Cytiva was approximately $12.3 million in cash. We expect the acquisition of Cytiva to improve our position in talent management for small and medium-sized businesses and expand our customer base.

On July 1, 2011, we completed our acquisition of Jobpartners, a European provider of talent management solutions, for approximately $38.0 million in cash to acquire all the issued and outstanding shares of capital stock of Jobpartners. We expect acquisition to increase Taleo’s customer base in Europe, giving us an increased presence in the SaaS-based talent management market in the region.

Sources of Revenue

We derive our revenue from two sources: subscription and support revenue and professional services revenue.

Subscription and Support Revenue

Subscription and support revenue generally consists of subscription fees from customers for the right to access and use our applications, which includes the data hosting and maintenance of the application. The majority of our subscription revenue is recognized ratably over the life of the subscription and support agreement, based on a stated, fixed-dollar amount. The majority of our subscription and support revenue in any quarter comes from transactions entered into in previous quarters.

The term of our subscription and support agreements signed with new customers purchasing Taleo Enterprise is typically three or more years. The term of subscription and support agreements for new customers purchasing Taleo Business Edition is typically one year.

Subscription and support agreements entered into during the three and six months ended June 30, 2011 and 2010 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations.

Professional services Revenue

Professional services revenue consists primarily of fees associated with application process definition, configuration, integration, change management, optimization, expansion and education and training services associated with our applications. Our professional services engagements are generally billed on a time and materials basis. These services are generally performed within six to twelve months after the consummation of the arrangement. From time to time, certain of our professional services projects are subcontracted to third parties. Our customers may also elect to use unrelated third parties for the types of professional services that we offer. Our typical professional services contract provides for payment within 30 to 60 days of receipt of the invoice.

For multi-element arrangements entered into or materially modified in 2010 and 2011, we allocate consideration based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. The professional services revenue associated with the professional services element of such multi-element arrangements is generally recognized as the professional services are performed, or using a proportional performance model based on services performed for fixed fee professional service engagements.

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

Professional services revenue recognized in the three and six months ended June 30, 2011 relating to multi-element arrangements entered into prior to 2010 was approximately $2.5 million and $5.2 million, respectively. Additionally, during the three and six months ended June 30, 2011, we deferred revenue of $0.1 million and $0.9 million, respectively, for services performed related to multi-element arrangements entered into prior to 2010.

For professional services sold separately from subscription and support services, we recognize professional services revenues as services are performed for time and materials engagements, or using a proportional performance model based on services performed for fixed fee consulting engagements.

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

General and Administrative

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resource, legal, operations and management information systems personnel, professional fees, board compensation and expenses, expenses related to potential mergers and acquisitions, and other corporate expenses. General and administrative expenses also include payments for the settlement resolving all outstanding litigations between us and Kenexa.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Our critical accounting policies did not materially change during the six months ended June 30, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Condensed Consolidated Statement of Operations Data:
Revenues:
Subscription and support	89%	85%	85%	86%
Professional services	20%	15%	20%	14%
Accrual for TSA Settlement - subscription and support (Note 11)	(9%)	0%	(5%)	0%

Net revenues	100%	100%	100%	100%
Cost of revenues (as a percent of related revenue):
Subscription and support	25%	25%	24%	25%
Professional services	69%	82%	73%	84%

Total cost of revenues	34%	34%	34%	33%

Gross profit	66%	66%	66%	67%

Operating expenses:
Sales and marketing	38%	33%	35%	32%
Research and development	18%	19%	19%	19%
General and administrative	22%	17%	19%	18%

Total operating expenses	78%	69%	74%	69%

Operating loss	(12%)	(3%)	(8%)	(2%)

Other income (expense), net:
Interest income	0%	0%	0%	0%
Interest expense	0%	0%	0%	0%
Other income	0%	0%	1%	1%

Total other income (expense), net	0%	0%	1%	1%

Loss before provision for (benefit from) income taxes	(12%)	(3%)	(7%)	(1%)
Provision for (benefit from) income taxes	0%	0%	0%	0%

Net loss	(12%)	(3%)	(7%)	(1%)

Comparison of the Three and Six Months Ended June 30, 2011 and 2010

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(In thousands)				(In thousands)
Subscription and support	$61,714	$47,928	$13,786	29%	$120,104	$95,492	$24,612	26%
Professional services	14,495	8,348	6,147	74%	27,602	15,830	11,772	74%
Accrual for TSA Settlement - subscription and support	(6,500)	—	(6,500)	*	(6,500)	—	(6,500)	*

Net revenues	$69,709	$56,276	$13,433	24%	$141,206	$111,322	$29,884	27%

*	not meaningful

Subscription and support revenue increased due to sales to new customers, successful renewals of existing customers, sales of additional applications and broader roll out of our applications by existing customers and the addition of customers through our acquisition of Cytiva on April 1, 2011 and Learn.com on October 1, 2010. Subscription and support revenue from our products for medium and larger, more complex organizations increased by $1.7 million and $7.8 million for the three and six months ended June 30, 2011 as compared to the same periods of 2010. Subscription and support revenue from our small business product lines increased by $5.6 million and $10.4 million for the three and six months ended June 30, 2011 as compared to the same periods of 2010. For the remainder of 2011, we expect to see renewals in the same percentage range, but unexpected events, such as significant staff reductions within our customer base, may negatively impact our renewal trends. We expect total subscription and support revenue to increase in 2011 as we continue to increase our sales of new and existing applications into our installed customer base, to new customers and to additional customers added through the acquisition of Cytiva on April 1, 2011 and Jobpartners on July 1, 2011.

The change in subscription and support revenues for the three and six months ended June 30, 2011 also included a $6.5 million accrual for a contingency related to a settlement agreement with the federal government (See Note 11 of the Notes to Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q).

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

Professional services revenue that is recognized as services are performed increased in the three and six months ended June 30, 2011 when compared to the same periods of 2010 resulting from the higher demand for services from an increased number of customers. Additionally, professional services revenue was also positively impacted by lower deferrals related to services performed related to multi-element arrangements entered into prior to 2010. However, the increase was offset in part by a decrease in professional services revenue recognized for professional services that were delivered prior to 2010 but recognized in later periods. Professional services revenue recognized in the three months ended June 30, 2011 and June 30, 2010 relating to multi-element arrangements entered into prior to 2010 were approximately $2.5 million and $3.3 million, respectively. Professional services revenue recognized in the six months ended June 30, 2011 and June 30, 2010 relating to multi-element arrangements entered into prior to 2010 were approximately $5.2 million and $6.9 million, respectively. While we expect the recognition of professional services revenue from pre-2010 multi-element arrangements to decline through 2011, we expect total professional services revenue to increase for the remainder of 2011 due to higher anticipated demand for our professional services.

Cost of Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(In thousands)				(In thousands)
Cost of revenue - Subscription and support	$13,688	$12,213	$1,475	12%	$27,734	$23,526	$4,208	18%
Cost of revenue - Professional services	10,015	6,880	3,135	46%	20,251	13,365	6,886	52%

Total cost of revenues	$23,703	$19,093	$4,610	24%	$47,985	$36,891	$11,094	30%

Cost of revenue – subscription and support - summary of changes

	Change from 2010 to 2011
(in thousands)	Three Months Ended June 30,	Six Months Ended June 30,
Employee-related costs	$81	$902
Hosting facility costs and software support	117	534
Depreciation and amortization	376	940
Third party royalty expense	541	1,158
Various other expenses	360	674

	$1,475	$4,208

During the three and six months ended June 30, 2011, the increase in cost of subscription and support revenue from the same periods of the prior year was primarily driven by an increase in employee-related costs, third-party royalty expense, depreciation and amortization expense, hosting facility costs and software support costs. Employee-related costs increased as a result of the hiring of additional employees primarily in connection with our acquisition of Learn.com in October 2010 as well as an increase in compensation costs due to merit pay raises, offset by a credit related to the investment tax credit program for qualifying personnel expenditures.

We participated in a provincial government program in Quebec, Canada through 2010 and received refundable investment tax credits based upon qualifying research and development expenditures. This particular refundable investment tax credit program in Quebec has been eliminated for 2011 and beyond. We have applied for and have been accepted in an alternative provincial investment tax credit program that will replace the Quebec program that expired in December 2010. Since this new investment tax credit program is retroactive to 2009 and provides for a broader base of qualifying salaries than under the prior investment tax credit program, we were able to increase our projected refund over the amounts previously recorded as expense reductions in 2009 and 2010. We recorded $1.0 million in refundable tax credits to cost of subscription and support revenue in the three months ended June 30, 2011, of which $0.8 million related to the projected refund amounts for 2009 and 2010.

Hosting facility costs increased due to increased costs resulting from infrastructure investments as well as increased hosting costs as a result of the Learn.com and Cytiva acquisitions. Depreciation and amortization expense increased due to amortization of intangible assets obtained in connection with the acquisition of Learn.com. Third party royalty expense increased primarily due to the royalty contracts that we acquired from the acquisition of Learn.com. We expect cost of subscription and support revenue to continue to increase in absolute dollars for the remainder of 2011 in support of increased revenues.

Cost of revenue – professional services - summary of changes

	Change from 2010 to 2011
(in thousands)	Three Months Ended June 30,	Six Months Ended June 30,
Employee-related costs	$1,703	$3,830
Professional services	874	1,611
Business development and travel	64	438
Stock-based compensation	160	322
Various other expenses	334	685

	$3,135	$6,886

Expenses associated with delivering professional services are generally recognized as incurred when the services are performed. For the three and six months ended June 30, 2011, cost of professional services revenue increased primarily as a result of an increase in employee-related costs, professional services cost, stock-based compensation and business development and travel costs compared to the same periods of 2010. Employee-related costs increased as a result of increase in headcount due to the hiring of additional employees in connection with the acquisitions of Learn.com in October 2010 and Cytiva in April 2011 as well as the hiring of additional employees in order to meet the current and anticipated demand for our consulting and training services. This was offset in part by refundable tax credits related to the new alternative investment tax credit program described above. We recorded $0.8 million in refundable tax credits to cost of professional services revenue, of which $0.6 million related to the projected refund amounts for 2009 and 2010.

Professional services costs increased due to additional outsourced services corresponding with the increase in professional services revenue. Business development and travel expense increased due to increased headcount and professional service activities.

Stock-based compensation costs increased as a result of incremental grants in 2010 and the first two quarters of 2011 combined with an overall increasing trend in our stock price in 2010 and the first six months of 2011. We expect cost of professional services revenue to increase in absolute dollars for the remainder of 2011 to meet higher anticipated demand for our professional services.

Gross Profit and Gross Profit Percentage

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(In thousands)				(In thousands)
Gross profit - Subscription and support	$41,526	$35,715	$5,811	16%	$85,870	$71,966	$13,904	19%
Gross profit - Professional services	4,480	1,468	3,012	205%	7,351	2,465	4,886	198%

Gross profit - total	$46,006	$37,183	$8,823	24%	$93,221	$74,431	$18,790	25%

Gross Profit percentage

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Gross profit - Subscription and support	75%	75%	0%	76%	75%	1%
Gross profit - Professional services	31%	18%	13%	27%	16%	11%
Gross profit - total	66%	66%	0%	66%	67%	(1%)

Gross profit – subscription and support

The gross profit percentage on subscription and support revenue for the six months ended June 30, 2011 increased compared to the same periods in 2010 primarily due to the accrual of $1.0 million in refundable tax credits described above, as well as the increase in subscription and support revenue, offset in part by a smaller increase in associated costs.

We recorded $1.0 million in refundable tax credits related to the new alternative provincial investment tax credit program to the cost of professional services revenue in the three months ended June 30, 2011, of which $0.8 million related to the projected refund amounts for 2009 and 2010. We expect gross profit on subscription and support revenue to increase in absolute dollars for the remainder of 2011 as we continue to support additional customers.

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

The higher gross profit percentage on professional services revenue in the three and six months ended June 30, 2011 compared to the same periods of 2010 resulted from the combined impact of the revenue from professional services associated with new product implementations delivered before 2010 that are being recognized ratably, and an increase in professional services revenue related to services performed during the first and second quarters of 2011, of which a lesser amount was deferred to future periods than compared to 2010. During the three and six months ended June 30, 2011, we benefited from recognizing revenue for which the related expense was recorded in the prior periods.

Additionally, as described above, we recorded $0.8 million in refundable tax credits related to the new alternative provincial investment tax credit program to the cost of professional services revenue in the three months ended June 30, 2011, of which $0.6 million related to the projected refund amounts for 2009 and 2010.

Operating expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(In thousands)				(In thousands)
Sales and marketing	$26,442	$18,133	$8,309	46%	$49,928	$35,193	$14,735	42%
Research and development	12,874	10,873	2,001	18%	26,681	20,927	5,754	27%
General and administrative	15,153	9,791	5,362	55%	27,282	20,089	7,193	36%

Total operating expenses	$54,469	$38,797	$15,672	40%	$103,891	$76,209	$27,682	36%

Sales and marketing – summary of changes

	Change from 2010 to 2011
(in thousands)	Three Months Ended June 30,	Six Months Ended June 30,
Employee-related costs	$3,794	$7,086
Business development and travel	86	948
Depreciation and amortization	1,953	2,673
Marketing programs	1,184	1,985
Stock-based compensation	542	819
Various other expenses	750	1,224

	$8,309	$14,735

The increase in sales and marketing expense during the three and six months ended June 30, 2011 was primarily driven by an increase in employee-related costs, business development and travel costs, depreciation and amortization costs, and costs related to marketing programs. Employee-related costs increased due to an increase in headcount primarily from our acquisition of Learn.com and Cytiva as well as additional sales personnel hired to focus on adding new customers and increasing penetration within our existing customer base, merit pay raises, an increase in incentive compensation due to an increase in sales and an increase in severance costs. Business development and travel costs increased due to the increase in headcount while marketing program costs increased due to increased marketing activities for all products. Depreciation and amortization expense increased due to the amortization of intangible assets obtained in connection with the acquisitions of Learn.com and Cytiva offset in part by the decrease in amortization expense related to intangible assets acquired in connection with the Vurv acquisition. We amortize the Vurv intangible assets in proportion to our conversion of Vurv customers to Taleo products. There were fewer customers to convert in the first two quarters of 2011 than the same periods of 2010 resulting in a reduction in amortization expense.

Stock-based compensation costs increased as a result of incremental grants in 2010 and the first two quarters of 2011 combined with an overall increasing trend in our stock price in 2010 and the first six months of 2011. The increase in other expenses was primarily as a result of allocated overhead costs due to the increase in headcount. We expect sales and marketing costs to increase in absolute dollars for the remainder of 2011 as we continue our efforts to grow our business.

Research and development – summary of changes

	Change from 2010 to 2011
(in thousands)	Three Months Ended June 30,	Six Months Ended June 30,
Employee-related costs	$1,335	$4,147
Professional services	(298)	92
Stock-based compensation	523	845
Various other expenses	441	670

	$2,001	$5,754

The increase in research and development expense during the three and six months ended June 30, 2011 was primarily driven by an increase in employee-related costs and stock-based compensation costs. Employee-related costs increased primarily due to an increase in headcount resulting from the acquisition of Learn.com in October 2010, as well as hiring of additional employees, and an increase in compensation costs due to merit pay raises.

We participated in a provincial government program in Quebec, Canada through 2010 and received refundable investment tax credits based upon qualifying research and development expenditures. These expenditures primarily consist of the salaries for the persons conducting research and development activities. We have participated in the program since 1999 and have continued to record the benefit of these refundable investment tax credits through December 2010. We recorded $0.7 million and $1.4 million reduction in our research and development expenses in the three and six months ended June 30, 2010 as a result of this program. This particular refundable investment tax credit program in Quebec has been eliminated for 2011 and beyond. We have applied for and have been accepted in an alternative provincial investment tax credit program that will replace the expiring December 2010 Quebec program. Since this new investment tax credit program is retroactive to 2009 and provides for a broader base of qualifying salaries than under the prior investment tax credit program, we were able to increase our projected refund over the amounts previously recorded as expense reductions in 2009 and 2010. We recorded $1.3 million in refundable tax credits to research and development expense in the three months ended June 30, 2011.

Professional services costs decreased due to a decrease in consulting and outsourcing efforts. Stock-based compensation costs increased as a result of incremental grants in 2010 and the first two quarters of 2011 combined with an overall increasing trend in our stock price in 2010 and the first six months of 2011. The increase in other expenses was primarily as a result of allocated overhead costs due to the increase in headcount.

We expect our research and development expenses to increase in absolute dollars for the remainder of 2011 as we continue to integrate the operations of Learn.com and Cytiva and also continue our efforts to expand our development activities.

General and administrative – summary of changes

	Change from 2010 to 2011
(in thousands)	Three Months Ended June 30,	Six Months Ended June 30,
Employee-related costs	$2,635	$4,226
Legal	2,762	3,128
Audit and tax related	551	1,106
Professional services	(101)	402
Bad debt reserve	38	181
Stock-based compensation	148	258
Foreign currency transaction gains/losses	(418)	(1,186)
Various other expenses	(253)	(922)

	$5,362	$7,193

General and administrative expenses increased for the three and six months ended June 30, 2011 as compared to the same periods in 2010 primarily due to an increase in employee-related costs, legal costs associated with on-going litigation, and audit and tax-related costs and other corporate development activity. Employee-related costs increased due to an increase in headcount primarily from our acquisition of Learn.com, merit pay raises, an increase in incentive compensation costs when compared to same period in the prior year, and an increase severance costs. The increase in legal costs was primarily due to the settlement resolving all outstanding litigation between us and Kenexa as well as an accrual for the attorney’s fees of the qui tam relation in connection with our settlement with the federal government (See Note 11 of the Notes to Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q).

Stock-based compensation costs increased as a result of incremental grants in 2010 and the first quarter of 2011 combined with an overall increasing trend in our stock price in 2010 as well as the three months ended June 30, 2011. These increases were offset in part by a decrease in foreign exchange transaction losses resulting from the fluctuations in foreign currency exchange rates. We expect our general and administrative expenses to increase in absolute dollars for the remainder of 2011 as we continue to integrate the operations of Learn.com and Cytiva and Jobpartners acquired on July 1, 2011.

Other income (expense), net

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(In thousands)				(In thousands)
Interest income	$78	$124	$(46)	(37%)	$164	$251	$(87)	(35%)
Interest expense	(57)	(30)	(27)	90%	(83)	(64)	(19)	30%
Other income	350	—	350	*	350	885	(535)	(60%)

Total other income (expense), net	$371	$94	$277	295%	$431	$1,072	$(641)	(60%)

*	not meaningful

Interest income — The decrease in interest income during the three and six months ended June 30, 2011 is attributable to a lower average cash balance during the first six months of 2011 compared to the same period in the prior year due to the acquisition of Cytiva in April 2011 and Learn.com in October 2010.

Interest expense — The increase in interest expense during the three and six months ended June 30, 2011 compared to the same periods in the prior year is primarily due to the amortization of debt issuance costs associated with our Credit Agreement (See Note 10 “Credit Agreement”).

Other income — Other income for the three months ended June 30, 2011 includes $0.4 million of gain recorded upon the settlement of the WWC escrow account.

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

Provision for (benefit from) income taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(In thousands)				(In thousands)
Provision for (benefit from) income taxes	$(4)	$(110)	$106	(96%)	$19	$(114)	$133	(117%)

We estimate our annual effective tax rate at the end of each quarter and recognize the tax effect of discrete tax events, which are unusual or occur infrequently, in the interim period in which they occur.

The tax benefit for the three months ended June 30, 2011 is $4,000 and the tax provision for the six months ended June 30, 2011 is $19,000. The effective tax rates for the three months and six months ended June 30, 2011 are 0.1% and (0.2)% respectively, which are based on the estimated annual effective tax rate of (20.8)% adjusted for discrete tax events recognized in the quarter.

The difference between the statutory rate of 34% and the estimated annual effective tax rate of (20.8)% is primarily due to permanent differences related to state and foreign income tax rates, non-deductible stock-based compensation expense, non-taxable escrow settlement, non-deductible executive compensation, non-deductible acquisition costs, other non-deductible expenses, research and development credits in Canada, the utilization of acquired and operating net operating losses not previously benefited and other changes to our valuation allowance. The discrete tax events during the quarter include tax benefit from a net release of our valuation allowance associated with the recording of significant deferred tax liabilities related to the purchase accounting of our Cytiva and Learn.com acquisitions. Other discrete events during the quarter include tax expense related to the true-up of the refundable Quebec tax credits for 2009 and 2010 recorded as reduction in expenses upon being accepted into the new Quebec refundable tax credit program (effective beginning in 2009), tax benefit related to the settlement agreement with the United States of America, acting through the Civil Division of the Department of Justice, and other tax expense items associated with uncertain tax positions and provision-to-return adjustments.

The decrease in income tax benefit for the three months ended June 30, 2011 as compared to the income tax benefit for the three months ended June 30, 2010 was principally due to (i) tax benefit from a net release of our valuation allowance associated with the recording of significant deferred tax liabilities related to the purchase accounting of our Cytiva and Learn.com acquisitions, (ii) tax expense related to the true-up of the refundable Quebec tax credits for 2009 and 2010 upon being accepted into the new Quebec refundable tax credit program (effective beginning in 2009), (iii) tax benefit related to the settlement agreement with the United States of America, acting through the Civil Division of the Department of Justice, (iv) other tax expense items associated with uncertain tax positions and provision-to-return adjustments recorded in the quarter, and (v) the changing mix of permanent book versus tax differences relative to pre-tax income and the utilization of acquired and operating net operating losses not previously benefited.

The increase in income tax provision for the six months ended June 30, 2011 as compared to the income tax benefit for the six months ended June 30, 2010 was principally due to (i) tax benefit from a net release of our valuation allowance associated with the recording of significant deferred tax liabilities related to the purchase accounting of our Cytiva and Learn.com acquisitions, (ii) tax expense related to the true-up of the refundable Quebec tax credits for 2009 and 2010 upon being accepted into the new Quebec refundable tax credit program (effective beginning in 2009), (iii) tax benefit related to the settlement agreement with the United States of America, acting through the Civil Division of the Department of Justice, (iv) an increase to our valuation allowance associated with deferred tax liabilities that are not considered a source of future taxable income for deferred tax asset realization purposes, (v) other tax expense items associated with uncertain tax positions and provision-to-return adjustments recorded in the quarter, and (vi) the changing mix of permanent book versus tax differences relative to pre-tax income and the utilization of acquired and operating net operating losses not previously benefited.

Through June 30, 2011 we maintained a valuation allowance against our U.S. deferred tax assets as we determined that it was more likely than not that these assets would not be realized. If we are to conclude that the U.S. deferred tax assets will more likely than not be realized in the future, we will reverse the valuation allowance. Reversing the valuation allowance would likely have a material impact on our financial results in the form of reduced tax expense or increased tax benefit in the period the reversal occurs

To date, the Canada Revenue Agency (CRA) has issued assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and CAD $6.9 million, respectively. In December of 2010, we received a proposal letter from CRA for 2004, detailing their initial proposal of increasing taxable income of CAD $7.2 million. We disagree with the CRA’s basis for these adjustments and have appealed their decision through applicable administrative and judicial procedures. We have sought U.S. tax treaty relief through Competent Authority for the 2002 and 2003 assessments received by the CRA and have indicated our intent to do so for 2004 when CRA issues their final assessment.

We recognize interest and penalties related to uncertain tax positions in income tax expense. At June 30, 2011, accrued interest related to uncertain tax positions was $0.2 million. As we have net operating loss carryovers for federal and state purposes, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years. We are no longer subject to foreign income tax examinations by tax authorities for years before 2004.

Liquidity and Capital Resources

We have funded our operations primarily through cash flow from operations, the 2005 initial public offering of our common stock as well as the 2009 offering of our common stock. As of June 30, 2011, we had cash and cash equivalents totaling $148.4 million.

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
	(In thousands)
Cash provided by operating activities	$19,442	$21,296	$(1,854)	(9%)
Cash used in investing activities	(18,064)	(23,976)	5,912	(25%)
Cash provided by financing activities	4,955	3,694	1,261	34%

Net cash provided by operating activities was $19.4 million and $21.3 million for the six months ended June 30, 2011 and 2010, respectively. Consistent with prior periods, cash provided by operating activities has historically been affected by changes in operating assets and liabilities, and net income (loss) adjusted for add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Specifically, stock-based compensation expense for the six months ended June 30, 2011 was $9.2 million as compared to $6.8 million for the same period of 2010. This increase resulting from the new grants to employees and the increased market price per share of our stock, offset in part by reductions from fully vested, fully amortized stock options, which no longer impact expense in 2011. Additionally, depreciation and amortization expense increased by $3.7 million in the first six months of 2011 compared to the same period of 2010, primarily due to the amortization of intangible assets associated with the acquisition of Learn.com in October 2010 and Cytiva in April 2011, offset in part by the decrease in amortization of the intangible assets associated with the acquisition of Vurv as these become fully amortized.

Changes in operating assets and liabilities contributed $4.8 million to operating cash flows in the six months ended June 30, 2011. Our net accounts receivable balance fluctuates from period to period, depending on the timing of sales and billing activity, cash collections, and changes to our allowance for doubtful accounts. The change in deferred revenues was due to the addition of new customers and fluctuations resulting from the mix of annual and quarterly subscription and support billings combined with the timing of billings and the timing of the subscription and support revenue recognized associated with those contracts. The change in accounts payable and accrued liabilities was due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. The change in investment credits receivable was related to a new investment tax credit program in Quebec, Canada. In addition, we accrued $6.8 million for TSA settlement in the second quarter of 2011.

Net cash used in investing activities was $18.1 million and $24.0 million for the six months ended June 30, 2011 and 2010, respectively. Cash used in investing activities in the six months ended June 30, 2011 resulted primarily from the $12.1 million net cash outlay to complete the acquisition of Cytiva on April 1, 2011 as well as $5.3 million in capital expenditures as a result of investment in our datacenters and purchase of other hardware and software.

Net cash provided by financing activities was $5.0 million and $3.7 million for the six months ended June 30, 2011 and 2010, respectively. Cash provided by financing activities in the six months ended June 30, 2011 are consisted primarily of the proceeds from stock option exercises and employee stock purchase on May 31, 2011, offset by treasury stock tax withholdings.

Our primary source of liquidity has been cash generated from operations as well as our stock offering in November 2009. In April 2011, we entered into a Credit Agreement which provides for an unsecured revolving credit facility in an amount of up to $150.0 million. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new applications and enhancements to existing applications, the continuing customer acceptance of our applications, the timing of general and administrative expenses as we grow our administrative infrastructure and the extent to which we acquire or invest in complimentary business products or technologies. In addition, we will likely enter into agreements with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future. These investments could impact our liquidity and in particular our operating cash flows. Although we currently anticipate that cash flows from operations, together with our available funds, will continue to be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain additional financing will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing.

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

On April 22, 2011, we entered into a Credit Agreement (the “Credit Agreement”) which provides for an unsecured revolving credit facility. See Note 10 - Credit Agreement in this Form 10-Q for detailed discussion of this Credit Agreement.

On May 23, 2011, we entered into an agreement with Equinix Operating Co., Inc. (“Equinix”) (the “Agreement”) pursuant to which Equinix will provide colocation services to Taleo. Pursuant to the terms of the Agreement, Equinix will provide space, electrical power and other colocation services at its web hosting facilities in Virginia for Taleo’s hosting infrastructure. Under the terms of the Agreement, Taleo will pay Equinix aggregate fees of approximately $8.6 million over the next five years.

On June 16, 2011, we entered into a lease agreement to rent a portion of an office building at Petaluma, California for a term of 5 years. According to the terms of the lease agreement, we will pay aggregate lease rentals of approximately $0.6 million through the term of the lease.

Legal expenditures could also affect our liquidity. We are subject to legal proceedings and claims that arise in the ordinary course of business. See Note 11 of the Notes to Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results and/or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. For the six months ended June 30, 2011, 4%, 5% and 6% of our revenue was denominated in Canadian dollars, Euros and other foreign currencies, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our significant research and development operations that are maintained in Canada, with a small portion of expenses incurred outside of North America where our other international sales offices are located. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, in Australian dollar, British pound sterling, Euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the six months ended June 30, 2011, the Canadian dollar strengthened by approximately 6% against the U.S. dollar on an average basis compared to the prior year. Assuming a constant currency rate as the same period last year, the negative impact on our operating results was $0.7 million. If the currencies noted above uniformly fluctuated by plus or minus 500 basis points from our estimated rates, we would expect our net results to change by approximately minus or plus $0.4 million for the remainder of 2011. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $148.4 million at June 30, 2011. This compares to $141.6 million at December 31, 2010. These amounts were held primarily in cash or money market funds. Due to the short-term maturities of these money-market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 11 of the Notes to Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

With the exception of the years ended December 31, 2007, 2009 and 2010, we have incurred annual losses in every year since our inception. As of June 30, 2011, our accumulated deficit was $86.9 million, comprised of aggregate net losses of $73.1 million and $13.8 million of dividends and issuance costs for preferred stock. In the three and six months ended June 30, 2011, we reported net losses of $8.1 million and $10.3 million, respectively. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis in the future. As we continue to incur costs associated with initiatives to grow our business, which may include, among other things, acquisitions, international expansion, significant hiring, and new product development, any failure to increase revenue or manage our cost structure could prevent us from achieving or sustaining profitability. For instance, in the year ended December 31, 2010 and the six months ended June 30, 2011, our results were negatively impacted by amortization expense associated with acquisitions. In the near term, we expect to continue to incur significant amortization expense associated with our past acquisitions. In addition, we may incur losses as a result of revenue shortfalls or increased expenses associated with our business. As a result, our business could be harmed and our stock price could decline.

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

We have made, continue to make and routinely evaluate acquisitions or investments in companies, products, services, and technologies to expand our product offerings, customer base and business. For example, in 2008, we completed our acquisition of Vurv, in January 2010 we completed our acquisition of WWC, in October 2010 we completed our acquisition of Learn.com, on April 1, 2011 we completed our acquisition of Cytiva and on July 1, 2011 we completed our acquisition of Jobpartners. We have limited experience in executing acquisitions and investments. Acquisitions and investments involve a number of risks, including the following:

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

•

problems arising from differences in applicable accounting standards or practices of the acquired business (for instance, non-U.S. businesses may not prepare their financial statements in accordance with GAAP) or difficultly identifying and correcting deficiencies in the internal control over financial reporting of the acquired business;

•

problems arising from differences in the revenue, licensing (for instance, an acquired business may offer perpetual licenses), support (for instance, an acquired business may offer customer specific customizations of product code to certain customers) or consulting model of the acquired business;

•	customer confusion regarding the positioning of acquired technologies or products;

•	difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	difficulty retaining the acquired business’ customers;

•	difficulty in integrating the acquired technologies and other acquired intangible assets into an efficient integrated supply chain structure;

•	difficulty in integrating acquired legal entities into a cost effective legal entity holding structure, including potential incremental accounting, tax, regulatory and other compliance costs;

•	difficulty converting the customers of the acquired business onto Taleo’s technology platform and contract terms; and

•	problems or liabilities associated with product quality, data privacy, data security, regulatory compliance, technology and legal contingencies.

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

We generally recognize revenue from software subscription agreements ratably over the terms of these agreements, which are typically three or more years for our Taleo Enterprise customers and one year for our Taleo Business Edition customers. As a result, a substantial majority of our software subscription revenue in each quarter is generated from software subscription agreements entered into during prior periods. Consequently, a decline in new software subscription agreements in any one quarter may not affect our results of operations in that quarter, but will reduce our revenue in future quarters. Additionally, the timing of renewals or non-renewals of a software subscription agreement during any one quarter may affect our financial performance in that particular quarter or may not affect our financial performance until the next quarter. For example, because we recognize subscription and support revenue ratably, the non-renewal of a software subscription agreement late in a quarter will have very little impact on revenue for that quarter, but will reduce our revenue in future quarters. Accordingly, the effect of significant declines in sales and customer acceptance of our solutions may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenue for that quarter and we may not be able to offset a decline in revenue due to such non-renewals with revenue from new software subscription agreements entered into in the same quarter. In addition, we may be unable to adjust our costs in response to reduced revenue.

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

Additionally, in the past we have experienced, and expect to continue to experience, intense competition from a number of companies. Our solutions compete with enterprise resource planning software from vendors such as Oracle Corporation and SAP AG, and also with products and services from vendors such as ADP, Cezanne, Cornerstone OnDemand Inc., Halogen Software Inc., Healthcare Source, HRSmart, iCIMs, Jobvite, Kenexa Corporation, Kronos, Lumesse Limited, Peopleclick Authoria Inc., Saba Software, SilkRoad Technology, Stepstone Solutions, SuccessFactors Inc., SumTotal Systems Inc., and Workday, Inc. Our competitors may announce new products, services or enhancements that better meet changing industry standards or the price or performance needs of customers. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.

Certain of our competitors and potential competitors have significantly greater financial, technical, development, marketing, sales, service and other resources than we have. Some of these companies also have a larger installed base of customers, longer operating histories and greater brand recognition than we have. Certain of our competitors provide products that incorporate capabilities which are not available in our current suite of solutions, such as automated payroll and benefits, or services that we do not currently offer, such as recruitment process outsourcing services. Products with such additional functionalities may be appealing to some customers because they can reduce the number of different types of software or applications used to run their business and such additional services may be viewed by some customers as enhancing the effectiveness of a competitor’s solutions. In addition, our competitors’ products may be more effective than our products at performing particular talent management functions or may be more customized for particular customer needs in a given segment. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.

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

In addition, in March 2009, we announced that we had completed a review of our revenue recognition practices and, as a result of this review, we restated certain financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. The restatement resulted in the deferral to future periods of $18.0 million of consulting services revenue and approximately $0.2 million in subscription and support revenue previously recognized through June 30, 2008. Amounts in our previously issued consolidated financial statements for the years ended December 31, 2003 through 2007, and the interim condensed consolidated financial statements for each of the periods ended March 31, 2008 and June 30, 2008, have been corrected for the timing of revenue recognition for consulting services revenue during these periods, as well as to correct an error relating to the timing of revenue recognition for set-up fees, an element of our subscription and support services revenue. In connection with such review we identified certain control deficiencies relating to the application of applicable accounting literature related to revenue recognition. These deficiencies constituted a material weakness in internal control over financial reporting as of September 30, 2008, which led to items requiring correction in our historical financial statements and our conclusion to restate such financial statements to correct those items. Specifically, the control deficiencies related to our failure to correctly interpret the multi-element accounting guidance in determining the proper accounting treatment when subscription and support and consulting services are sold together.

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

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve customer acceptance, we must enhance and improve existing products and continue to introduce new products and services. For instance, the Taleo Talent Grid, a foundation for sharing industry knowledge, technology and candidates, became generally available to our customers in September 2009, and Taleo 10, the newest version of our talent management solutions, became generally available to our customers in February 2010. Additionally, on January 1, 2010, we completed our acquisition of WWC, which allows us to offer a compensation management solution directly to our customers, and on October 1, 2010, we completed our acquisition of Learn.com, which allows us to offer a learning management solution directly to our customers. Any new products we develop or acquire may not be introduced in a timely manner, may not achieve the broad customer acceptance necessary to generate significant revenue, and may generate additional development or integration expenses and resulting losses. If we are unable to develop or acquire new products that appeal to our target customer base or enhance our existing products or if we fail to price our products to meet customer demand or if the products we develop or acquire do not meet performance expectations or have a higher than expected cost structure to host and maintain, our business and operating results will be adversely affected. Additionally, our efforts to expand our solutions beyond our current offerings or beyond the talent management industry may divert management resources from existing operations and require us to commit significant financial resources to an unprofitable business, which may harm our existing business.

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

While we have administrative, technical, and physical security measures in place, and we contractually require third parties to whom we transfer data to have appropriate security measures, if any of these security measures are breached as a result of third-party action, employee error, criminal acts by an employee, malfeasance, or otherwise, and, as a result, someone obtains unauthorized access to customer data or personal information, our reputation will be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we and our partners to whom we transfer data may be unable to anticipate these techniques or to implement adequate preventative measures. Applicable law may require that a security breach involving certain types of data be disclosed to each data subject or publicly disclosed. If an actual or perceived breach of our security occurs, the perception of our security measures could be harmed and we could lose sales and customers. Our insurance policies may not adequately compensate us for any losses that may occur due to failures in our security measures.

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

Any defects that cause interruptions in the availability or functionality of our solutions could result in:

•	lost or delayed customer acceptance and sales of our products;

•	loss of customers;

•	product liability and breach of warranty claims against us;

•	diversion of development and support resources;

•	injury to our reputation;

•	increased billing disputes and customer claims for fee credits; and

•	failure to meet our contractual service level commitments and associated contractual liabilities.

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

We may in the future consolidate certain of our datacenters with our other existing datacenters, or move certain datacenter operations to new facilities. For example, in 2010, we consolidated our U.S. production datacenter operations for our Taleo Enterprise solution into a new facility in the Chicago, Illinois area in the second quarter of 2010. When we consolidated these datacenter operations, we relocated existing hardware, purchased new hardware, and transferred all of our Taleo Enterprise customers’ proprietary information and their users’ personal information. Although we take reasonable precautions designed to mitigate the risks of such a move, such transitions create increased risk of service disruptions, outages and the theft or loss of important customer and user data that could harm our reputation, subject us to financial liability, and adversely affect our revenue and earnings. We may also elect to open computing and communications hardware operations at additional third-party facilities located in the United States, Europe or other regions. We are not experienced at operating such facilities in jurisdictions outside the United States and doing so may pose additional risk to us.

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

There has been vendor consolidation in the industry in which we operate and we believe such consolidation is likely to continue. There may also be consolidation by one or more vendors with respect to the product sets currently offered by distinct talent management and human resource software vendors. Additional consolidation within our industry may change the competitive landscape in ways that adversely affect our ability to compete effectively.

Our competitors may also establish or strengthen cooperative relationships with our current or future business process outsourcing partners (“BPO”), human resource outsourcing partners (“HRO”), systems integrators, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our solutions. Disruptions in our business caused by these events could reduce our revenue.

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

We have partnered with a number of BPO and HRO providers that resell our solutions as a component of their outsourced human resource services and we intend to partner with more BPOs and HROs in the future. If customers or potential customers begin to outsource their talent management functions to BPOs or HROs that do not resell our solutions, or to BPOs or HROs that choose to develop their own solutions, our business will be harmed. In addition, we have relationships with third-party consulting firms, system integrators and software and service vendors who provide us with customer referrals, integrate their complementary products with ours, cooperate with us in marketing our products and provide our customers with system implementation or other consulting services. If we fail to establish new strategic relationships or expand our existing relationships, or should any of these partners fail to work effectively with us or go out of business, our ability to sell our products into new segments and to increase our penetration into existing segments may be impaired.

A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks, including risks associated with failure to comply with government contracting regulations.

Sales to U.S. and foreign federal, state, provincial and local governmental end-customers have accounted for a small portion of our revenue, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products and services to such governmental entity. Government entities may require contract terms that differ from our standard arrangements. In addition, government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Some of our sales to government entities have been made indirectly through third-party prime contractors that resell our solutions. Government entities may have contractual or other legal rights to terminate contracts with our resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations.

Our contracts with governmental customers may also be subject to various procurement regulations and other contract provisions, and governments routinely audit and investigate government contractors to confirm compliance with such regulations and provisions. We have been and may be in the future subject to such audits and investigations. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages. Qui tam actions are sealed by the court at the time of filing. The only parties privy to the information in the complaint are the complainant, the U.S. government and the court. Therefore, it is possible that qui tam actions have been filed against us and that we are not aware of such actions or have been ordered by the court not to discuss them until the seal is lifted. Thus, it is possible that we are subject to liability exposure for qui tam actions. As a result of an audit, investigation or qui tam action, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture or refund of profits or certain fees collected, suspension of payments, fines, and suspension or prohibition from doing business with the government entity. For example, in August 2011, we settled claims asserted by the U.S. government in a qui tam action for approximately $6.5 million. In addition, we could suffer serious reputational harm if allegations of impropriety are made against us, and any interruption or termination of our government contractor status could reduce our profits and revenues significantly.

If we are required to reduce our prices to compete successfully, our margins and operating results could be adversely affected.

The intensely competitive industry in which we do business may require us to reduce our prices. If our competitors offer discounts on certain products or services, we may be required to lower prices or offer our solutions on less favorable terms to compete successfully. Some of our larger competitors have significantly greater resources than we have and are better able to absorb short-term losses. Any such changes would likely reduce our margins and could adversely affect our operating results. Some of our competitors may provide bundled product offerings that compete with ours for promotional purposes or as a long-term pricing strategy. These practices could, over time, limit the prices that we can charge for our products or services. If we cannot offset price reductions with a corresponding increase in the quantity of applications sold, our margins and operating results would be adversely affected.

We currently derive a significant portion of our revenue from international operations and expect to expand our international operations. However, we do not have substantial experience in international markets, and may not achieve the expected results.

During the year ended December 31, 2010, subscription and support revenue generated outside of the United States was 17% of total subscription and support revenue, based on the location of the legal entity of the customer with which we contracted. Of the subscription and support revenue generated outside the United States, 5% was generated in Canada. We expect an increase in revenue and expense from outside the United States as a result of our acquisition of Jobpartners. We conduct research and development in Quebec, Canada and Poland as well as other international locations. We currently have international offices outside of North America in Australia, France, the Netherlands, Germany, Spain and the United Kingdom, which focus primarily on selling and implementing our solutions in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of copyrights, patents, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our proprietary rights in our products and services. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries in which we operate. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors from developing technologies independently that are substantially equivalent or superior to our products. Initiating legal action has been and may continue to be necessary in the future to enforce our intellectual property rights. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business.

Current and future litigation against us could be costly and time consuming to defend.

We are sometimes subject to legal proceedings and claims that arise in the course of business. For example, we are currently defendant in a suit alleging patent infringement which is described in more detail in Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. Litigation may result in substantial costs, including lengthened or discontinued sales cycles due to concerns of existing or prospective customers with respect to litigation, and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. See Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, for further information regarding pending and threatened litigation and potential claims.

Our results of operations may be adversely affected if we are subject to a protracted infringement claim or a claim that results in a significant award for damages.

Software product developers such as us may continue to receive infringement claims as the number of products and competitors in our space grows and as we become more well-known to non-practicing entities, sometimes referred to as patent trolls, that acquire and assert patents against other entities. For example, Kenexa, a competitor, filed suit against us for patent infringement in August 2007. That lawsuit was settled in June 2011. In the first half of 2010, we became aware that Taleo customers had been contacted by a non-practicing entity asserting that a feature of the Taleo software was subject to Patent No. 5,251,294 held by the non-practicing entity. In May 2011, we were contacted by another non-practicing entity asserting that aspects of our software products are subject to Patent Nos. 6,327,579 and 7,080,051 held by the non-practicing entity. In July 2011, a third non-practicing entity filed suit against us and several of our customers asserting that aspects of our products infringe a patent held by the non-practicing entity. See Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, for further information regarding pending and threatened litigation and potential claims. Other infringement claims have been threatened against us historically. We can give no assurance that such claims will not be threatened, asserted or filed in the future. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties.

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

Because our pre-tax income (loss) has historically been relatively small, if management or our independent registered public accounting firm identify an error in our interim or annual financial statements, it is more likely that such an error may be determined to be a material weakness or may meet the quantitative threshold established under Staff Accounting Bulletin No. 99, “Materiality”, that could, depending upon the complete quantitative and qualitative analysis, result in our having to restate previously issued financial statements.

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

The majority of our research and development activities are conducted through Taleo (Canada) Inc., our Canadian subsidiary. From 1999 through 2010 we recorded the benefit from refundable tax credits administered through a provincial government program in Quebec, Canada. The tax credits were based upon qualifying research and development expenditures which were primarily salaries for persons conducting research and development activities. For 2009 and 2010, we recorded $2.4 million and $2.8 million, respectively, through this program. As this program expired in 2010, we applied for and were accepted into a different Quebec refundable tax credit program. This new program provides for a larger credit on a broader base of qualifying salaries than the prior program. The refundable credits are treated as a reduction in the qualifying expenses. The total reduction of qualifying expenses of $3.2 million recorded during the second quarter of 2011 includes $1.3 million of additional credits for 2009 and 2010 and $1.9 million of 2011 credits for the six months ended June 30, 2011.

It is uncertain whether we will qualify under the new program for 2010 and beyond as qualifying is an annual process. If we do qualify, the amount of refundable tax credits is uncertain. We have increased our projected refund for 2010, assuming we will be successful in the application process for 2010 based on our successful 2009 bid. If we are unsuccessful for 2010 and beyond our financial condition and operating results may be adversely affected.

In addition to the provincial research and development refundable investment tax credit program described above, our Canadian subsidiary is participating in a scientific research and experimental development, or SRED, program administered by the Canadian federal government that provides income tax credits based upon qualifying research and development expenditures. For tax years 2009 and 2010, we recorded SRED credits of approximately $1.2 million and $1.0 million, respectively. Our Canadian subsidiary is eligible to remain in the SRED program for future tax years as long as its development projects continue to qualify. These Canadian federal SRED tax credits can only be applied to offset Canadian federal taxes payable and are reported as a credit to our tax provision to the extent they reduce taxes payable to zero with any residual benefits recorded as a net deferred tax asset. We believe that our Canadian subsidiary is in compliance with these government programs and that all amounts recorded will be fully realized. If these SRED investment tax credits are reduced or disallowed by the federal Canada Revenue Agency (“CRA”), our financial condition and operating results may be adversely affected.

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

In addition, we are currently under review by the province of Quebec regarding the application of the contribution to the Fonds des services de santé (“FSS”), pursuant to the Act respecting the “Régie de l’assurance maladie du Québec” with respect to the stock option benefits derived by Taleo Canada employees participating in the Taleo Corporation stock option plan. We disagree with the conclusion that we are subject to the contribution requirements. We have received final assessments for tax years 2006 through 2008 that we continue to discuss and reconcile with representatives of the Quebec government. We have formally objected to these assessments and plan to object to any future final assessments. Based upon a recent court ruling in Quebec that was adverse to a taxpayer in a fact scenario similar to ours, we have recorded a reserve for a potential contribution liability. We believe our reserve recorded is sufficient to cover any potential final assessments for the open years. In the event the audit results in adjustments that exceed our recorded reserve, we may have to accrue additional liabilities which could have a material adverse impact on our operating results.

Our reported financial results may be adversely affected by changes in tax laws or changes in the application of tax laws.

Changes in applicable tax laws and regulations, and the related rulings, interpretations, and developments can affect our overall effective income tax rate. For instance, we have historically applied existing and available net operating loss carryovers to reduce our income tax liabilities in various tax jurisdictions. In 2008 and 2009, the State of California suspended the ability of corporations to deduct net operating loss carryovers to reduce taxable income in these years. In October 2010, the State of California suspended the ability of corporations to deduct net operating loss carryovers for California income tax purposes for 2010 and 2011. In addition, Illinois has suspended the use of net operating losses for tax years ending December 31, 2011 through December 31, 2014 and Michigan eliminated the use of net operating losses as it converted from the Michigan Business Tax system to the Michigan Corporate Income Tax system, effective January, 2012. Other states, such as Colorado, Indiana, New Jersey, Maine, and New Hampshire have also restricted the use of net operating losses. If additional states suspend or restrict the use of net operating losses, our tax expense may increase. Furthermore, as we expand our international operations, complete acquisitions, develop new products and new distribution models, implement changes to our operating structure or undertake intercompany transactions, changes in tax laws may result in an increase to our tax expense.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Program
April 1, 2011 through April 30, 2011	31,083	$35.60		—	—
May 1, 2011 through May 31, 2011	—	—		—	—
June 1, 2011 through June 30, 2011	—	—		—	—

	31,083	$35.60	(2)	—	—

(1)	In connection with our restricted stock and restricted stock units agreements, we repurchase common stock from employees as consideration for the payment of required withholding taxes.
(2)	Represents the price per share purchased during the three months ended June 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Share Purchase Agreement dated June 21, 2011, by and among Taleo (UK) Limited, Jobpartners Limited, the shareholders of Jobpartners Limited and Partech International Partners SAS as Shareholder Representative (which is incorporated herein by reference to Exhibit 2.1 to Taleo’s Current Report on Form 8-K (File No. 000-51299) filed on June 22, 2011).

10.1	Employment Agreement with Jason Blessing dated as of July 11, 2011.

10.2	Employment Agreement with Heidi Melin dated as of May 16, 2011.

10.3	Agreement dated as of May 23, 2011, by and between the Registrant and Equinix Operating Co., Inc.

10.4	Credit Agreement, dated as of April 22, 2011, by and among Taleo Corporation, each of the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Syndication Agent, and J.P. Morgan Securities LLC and Comerica Bank, as Joint Bookrunners and Joint Lead Arrangers (which is incorporated herein by reference to Exhibit 10.1 to Taleo’s Current Report on Form 8-K (File No. 000-51299) filed on April 28, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION

By:	/S/ Douglas C. Jeffries
Douglas C. Jeffries
Executive Vice President and Chief Financial Officer

Date: August 8, 2011

Exhibit Index

Exhibit Number	Description

2.1	Share Purchase Agreement dated June 21, 2011, by and among Taleo (UK) Limited, Jobpartners Limited, the shareholders of Jobpartners Limited and Partech International Partners SAS as Shareholder Representative (which is incorporated herein by reference to Exhibit 2.1 to Taleo’s Current Report on Form 8-K (File No. 000-51299) filed on June 22, 2011).

10.1	Employment Agreement with Jason Blessing dated as of July 11, 2011.

10.2	Employment Agreement with Heidi Melin dated as of May 16, 2011.

10.3	Agreement dated as of May 23, 2011, by and between the Registrant and Equinix Operating Co., Inc.

10.4	Credit Agreement, dated as of April 22, 2011, by and among Taleo Corporation, each of the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Syndication Agent, and J.P. Morgan Securities LLC and Comerica Bank, as Joint Bookrunners and Joint Lead Arrangers (which is incorporated herein by reference to Exhibit 10.1 to Taleo’s Current Report on Form 8-K (File No. 000-51299) filed on April 28, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.