Form 10-Q/A
period 2011-06-30
TALEO CORP
filed 2011-09-07
CIK 1134203

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

TALEO CORPORATION

Explanatory Note

The sole purpose of this Amendment No. 1 to Taleo Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following eXtensible Business Reporting Language (XBRL) interactive data files that were omitted from Taleo Corporation’s Form 10-Q:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Share Purchase Agreement dated June 21, 2011, by and among Taleo (UK) Limited, Jobpartners Limited, the shareholders of Jobpartners Limited and Partech International Partners SAS as Shareholder Representative (which is incorporated herein by reference to Exhibit 2.1 to Taleo’s Current Report on Form 8-K (File No. 000-51299) filed on June 22, 2011).

10.1 (1)	Employment Agreement with Jason Blessing dated as of July 11, 2011.

10.2 (1)	Employment Agreement with Heidi Melin dated as of May 16, 2011.

10.3 (1)	Agreement dated as of May 23, 2011, by and between the Registrant and Equinix Operating Co., Inc.

10.4	Credit Agreement, dated as of April 22, 2011, by and among Taleo Corporation, each of the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Syndication Agent, and J.P. Morgan Securities LLC and Comerica Bank, as Joint Bookrunners and Joint Lead Arrangers (which is incorporated herein by reference to Exhibit 10.1 to Taleo’s Current Report on Form 8-K (File No. 000-51299) filed on April 28, 2011).

31.1 (1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 (1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1 (1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (2) (3)	XBRL Instance Document

101.SCH (2) (3)	XBRL Taxonomy Extension Schema Document

101.CAL (2) (3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2) (3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2) (3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2) (3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to Taleo Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011.
(2)	Furnished with this Form 10-Q/A.
(3)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION

By:	/s/ Douglas C. Jeffries
Douglas C. Jeffries
Executive Vice President and Chief Financial Officer

Date: September 7, 2011