Form 10-Q
period 2011-09-30
TALEO CORP
filed 2011-11-09
CIK 1134203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On November 2, 2011, the registrant had 41,496,136 shares of Class A common stock outstanding.

TALEO CORPORATION

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$110,999	$141,588
Accounts receivable, net of allowances of $917 at September 30, 2011 and $354 at December 31, 2010	63,927	58,120
Prepaid expenses and other current assets	21,134	18,065
Investment credits receivable	9,720	6,034

Total current assets	205,780	223,807

Property and equipment, net	26,490	26,552
Restricted cash	224	218
Goodwill	244,081	206,418
Intangible assets, net	64,438	59,478
Other assets	8,097	7,363

Total assets	$549,110	$523,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$48,499	$36,377
Deferred revenue – subscription and support and customer deposits	94,787	79,704
Deferred revenue – professional services	16,325	19,692
Capital lease obligations, short-term	60	105

Total current liabilities	159,671	135,878

Long-term deferred revenue – subscription and support and customer deposits	1,369	150
Long-term deferred revenue – professional services	5,285	10,006
Other liabilities	9,601	9,241
Capital lease obligations, long-term	12	46

Total liabilities	175,938	155,321

Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 41,325,708 and 40,672,092 shares outstanding at September 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	464,143	442,514
Accumulated deficit	(90,161)	(76,609)
Treasury stock, at cost, 75,657 and 34,738 outstanding at September 30, 2011 and December 31, 2010, respectively	(2,622)	(776)
Accumulated other comprehensive income	1,811	3,385

Total stockholders’ equity	373,172	368,515

Total liabilities and stockholders’ equity	$549,110	$523,836

See Accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Subscription and support	$66,881	$48,631	$186,985	$144,123
Professional services	16,034	10,106	43,636	25,936
TSA settlement – subscription and support (Note 11)	—	—	(6,500)	—

Net revenues	82,915	58,737	224,121	170,059

Cost of revenues:
Subscription and support	15,506	11,435	43,240	34,961
Professional services	12,440	7,102	32,691	20,467

Total cost of revenues	27,946	18,537	75,931	55,428

Gross profit	54,969	40,200	148,190	114,631

Operating expenses:
Sales and marketing	29,986	18,247	79,914	53,440
Research and development	14,071	10,247	40,752	31,174
General and administrative	15,720	10,234	43,002	30,323

Total operating expenses	59,777	38,728	163,668	114,937

Operating income (loss)	(4,808)	1,472	(15,478)	(306)

Other income (expense), net:
Interest income	95	147	259	398
Interest expense	(142)	(13)	(225)	(77)
Other income	19	—	369	885

Total other income (expense), net	(28)	134	403	1,206

Income (loss) before benefit from income taxes	(4,836)	1,606	(15,075)	900
Benefit from income taxes	(1,542)	(26)	(1,523)	(140)

Net income (loss)	$(3,294)	$1,632	$(13,552)	$1,040

Net income (loss) per share attributable to Class A common stockholders – basic	$(0.08)	$0.04	$(0.33)	$0.03

Net income (loss) per share attributable to Class A common stockholders – diluted	$(0.08)	$0.04	$(0.33)	$0.03

Weighted-average Class A common shares – basic	41,187	39,815	40,915	39,474

Weighted-average Class A common shares – diluted	41,187	40,963	40,915	40,655

See Accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(13,552)	$1,040
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,034	19,680
Loss on disposal of fixed assets	—	98
Amortization of debt issuance costs	68	—
Amortization of tenant inducements	(148)	(56)
Tenant inducements from landlord	—	211
Stock-based compensation expense	15,635	11,007
Excess tax benefits on the exercise of stock options	(133)	(16)
Tax benefit recorded upon business acquisition	(1,403)	—
Director fees paid with stock in lieu of cash	200	171
Gain on remeasurement of previously held interest in Worldwide Compensation, Inc.	—	(885)
Bad debt provision (recovery)	758	(133)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,156)	5,398
Prepaid expenses and other assets	(2,576)	(2,975)
Investment credits receivable	(4,140)	492
Accounts payable and accrued liabilities	4,881	3,811
Deferred revenues and customer deposits	3,543	(1,128)

Net cash provided by operating activities	25,011	36,715

Cash flows from investing activities:
Purchases of property and equipment, net	(10,418)	(12,231)
Change in restricted cash	(6)	210
Acquisitions, net of cash acquired	(46,590)	(13,381)
Purchase of intangible assets	(1,150)	—

Net cash used in investing activities	(58,164)	(25,402)

Cash flows from financing activities:
Principal payments on capital lease obligations	(330)	(1,349)
Payments for costs associated with 2009 equity offering	—	(681)
Payments for debt issuance costs	(815)	—
Excess tax benefits on the exercise of stock options	133	16
Treasury stock acquired to settle employees withholding liability	(4,576)	(2,153)
Proceeds from stock options exercised and ESPP shares	8,395	12,321

Net cash provided by financing activities	2,807	8,154

Effect of exchange rate changes on cash and cash equivalents	(243)	286

Increase (decrease) in cash and cash equivalents	(30,589)	19,753
Cash and cash equivalents:
Beginning of period	141,588	244,229

End of period	$110,999	$263,982

Supplemental cash flow disclosures:
Cash paid for interest	$6	$15
Cash paid for income taxes, net	$267	$1,899
Supplemental disclosure of non-cash investing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$2,613	$1,959

See Accompanying Notes to Condensed Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business and Basis of Presentation

Nature of Business — Taleo Corporation and its subsidiaries (“we”, “us”, “our”, “the Company”) provide on-demand talent management solutions that enable organizations of all sizes to assess, acquire, develop, compensate and align their workforces for improved business performance. Our software applications are offered to customers primarily on a subscription basis.

Taleo Corporation was incorporated under the laws of the state of Delaware in May 1999 as Recruitsoft, Inc. and changed its name to Taleo Corporation in March 2004. Our principal offices are in Dublin, California and we conduct our business worldwide, with wholly owned subsidiaries in Canada, France, the Netherlands, the United Kingdom, Germany, Spain, Poland, Singapore, and Australia. Our subsidiary in Canada primarily performs product development, production, and customer support activities, and the other foreign subsidiaries are generally engaged in providing sales, account management, support activities, production, and product development.

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

The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto filed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 28, 2011. For the nine months ended September 30, 2011, we recorded adjustments that accumulated to $0.3 million related to prior years that impacted the benefit from income taxes, net loss and certain balance sheet accounts. For the nine months ended September 30, 2010, we recorded adjustments that accumulated to $0.2 million that impacted revenue, net loss and certain balance sheet accounts. Such adjustments were assessed under the guidance in the SEC’s Staff Accounting Bulletin 108 and deemed immaterial to previously reported financial statements and to the expected results for the year ended December 31, 2011.

Beginning in the first quarter of 2011, we changed the terminology used to report our revenues, from “Application” to “Subscription and Support” and from “Consulting” to “Professional Services”. This change in terminology did not result in any changes to our previously reported financial statements.

Recent Accounting Pronouncements — In September 2011, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on the goodwill impairment tests. The amendments allow both public and nonpublic entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance also includes examples of the types of events and circumstances to consider in conducting the qualitative assessment. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

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

In May 2011, the FASB issued an update to existing guidance to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The updated guidance amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This updated guidance is effective for interim and annual periods beginning after December 15, 2011, which is beginning January 1, 2012 for the Company. Early adoption is not permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

Note 2. Business Combinations

In July 2011, we completed the acquisition of JobPartners Limited (“Jobpartners”). In April 2011, we completed the acquisition of Cytiva Software Inc. (“Cytiva”). In 2010, we completed the acquisitions of Learn.com, Inc. (“Learn.com”) and Worldwide Compensation, Inc. (“WWC”). The acquisitions were accounted for in accordance with Accounting Standards Codification 805. The goodwill recognized is not expected to be deductible for income tax purposes. Transaction costs associated with the business combinations are expensed as incurred, and are included in general and administrative expenses in the condensed consolidated statement of operations. Such transaction costs were $3.5 million and $7.0 million for the three and nine months ended September 30, 2011, respectively, and $2.1 million and $3.1 million for the three and nine months ended September 30, 2010, respectively.

In April 2011, we received $0.4 million cash from the settlement of the WWC escrow account for losses incurred by us as a result of certain breaches of the representations and warranties contained in the WWC acquisition agreement. The cash we received was recorded as ‘Other income’ in our condensed consolidated statements of operations during the three months ended June 30, 2011. All escrow accounts related to the WWC acquisition were settled in the second quarter of 2011.

Acquisition of Jobpartners

On July 1, 2011, we completed our acquisition of Jobpartners, a European provider of talent management solutions. We expect this acquisition to increase our customer base in Europe and give us an increased presence in the SaaS-based talent management industry in the region. Total consideration for the purchase was $39.3 million dollars in cash. Approximately fifteen percent (15%) of the consideration has been placed into escrow to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties by Jobpartners. The escrow will be released in two tiers on the 12 and 18 month anniversaries of the closing of the acquisition. There are no contingent cash payments related to this transaction. The assets, liabilities and operating results of Jobpartners have been reflected in our condensed consolidated financial statements from the date of acquisition.

Allocation of Purchase Price

Under the acquisition method of accounting, the total purchase price paid for the equity interest has been allocated to the net identifiable assets based on their estimated fair value at the date of acquisition. As part of the process, we performed a valuation analysis to determine the fair values of certain identifiable intangible assets of Jobpartners as of the acquisition date. The determination of the value of these components required us to make various estimates and assumptions. Critical estimates in valuing certain of the intangible assets include but are not limited to the net present value of future expected cash flows from product sales and services. The fair value of deferred revenue was determined based on the estimated direct cost of fulfilling the obligation to the customer while the fair value for all other assets and liabilities acquired was determined based on estimated future benefits or legal obligations associated with the respective asset or liability. The excess of the purchase price over the net identifiable intangible assets, other identifiable assets and liabilities acquired has been recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the acquisition date. These preliminary estimates are subject to change during the measurement period (up to one year from the acquisition date) as we finalize the valuation of certain assets acquired and liabilities assumed in connection with the acquisition.

Purchase Price	Amount
(In thousands)
Cash	$39,263

Allocation of Purchase Price	Amount
(In thousands)
Cash	$4,753
Accounts receivable, net	2,432
Other current assets	422
Property and equipment	316
Other assets	503
Accounts payable and accrued liabilities	(6,832)
Deferred taxes, net	(21)
Deferred revenue	(3,489)
Intangible assets	10,260
Goodwill	30,919

Total purchase price	$39,263

We did not record any in-process research and development in connection with the acquisition.

Acquisition of Cytiva

On April 1, 2011, we completed our acquisition of Cytiva, a Canadian based mid-market provider of on-demand recruiting software solutions. We expect the acquisition of Cytiva to improve our position in talent management for small and medium-sized businesses and expand our customer base. The total consideration paid by us to acquire all of the outstanding capital stock and vested options of Cytiva was $12.3 million. There were no contingent cash payments related to this transaction. The assets, liabilities and operating results of Cytiva have been reflected in our condensed consolidated financial statements from the date of acquisition.

Allocation of Purchase Price

Under the acquisition method of accounting, the total purchase price paid for the equity interest has been allocated to the net identifiable assets based on their estimated fair value at the date of acquisition. As part of the process, we performed a valuation analysis to determine the fair values of certain identifiable intangible assets of Cytiva as of the acquisition date. The determination of the value of these components required us to make various estimates and assumptions. Critical estimates in valuing certain of the intangible assets include but are not limited to the net present value of future expected cash flows from product sales and services. The fair value of deferred revenue was determined based on the estimated direct cost of fulfilling the obligation to the customer while the fair value for all other assets and liabilities acquired was determined based on estimated future benefits or legal obligations associated with the respective asset or liability. The excess of the purchase price over the net identifiable intangible assets, other identifiable assets and liabilities acquired has been recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These preliminary estimates are subject to change during the measurement period (up to one year from the acquisition date) as we finalize the valuation of certain assets acquired and liabilities assumed in connection with the acquisition.

Purchase Price	Amount
(In thousands)
Cash	$12,276

Allocation of Purchase Price	Amount
(In thousands)
Cash	$196
Accounts receivable, net	372
Other current assets	72
Property and equipment	109
Accounts payable and accrued liabilities	(418)
Other current liabilities	(237)
Deferred taxes, net	(2,914)
Deferred revenue	(1,577)
Intangible assets	8,500
Goodwill	8,173

Total purchase price	$12,276

We did not record any in-process research and development in connection with the acquisition.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of Taleo, Learn.com, Cytiva, and Jobpartners to reflect the acquisitions as if they occurred on the first date of the earliest period presented. The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of Learn.com, Cytiva, and Jobpartners had taken place as of the beginning of the earliest period presented.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2011	2010
	(In thousands, except per share data)
Net revenues	$70,851	$234,109	$206,359

Net loss attributable to Class A common stockholders	(3,791)	(14,453)	(23,612)

Net loss per share attributable to Class A common stockholders – basic	$(0.10)	$(0.35)	$(0.60)

Net loss per share attributable to Class A common stockholders – diluted	$(0.10)	$(0.35)	$(0.60)

Weighted-average Class A common shares – basic	39,815	40,915	39,474

Weighted-average Class A common shares – diluted	39,815	40,915	39,474

Our results of operations for the three months ended September 30, 2011 include $1.6 million, $0.5 million and $0.3 million in revenues related to Jobpartners, Cytiva, and Learn.com acquired deferred revenues, respectively. Our results of operations for the nine months ended September 30, 2011 include $1.6 million, $1.2 million and $3.0 million in revenues related to Jobpartners, Cytiva, and Learn.com acquired deferred revenues, respectively. It is impractical to determine the results of operations for Jobpartners, Cytiva, and Learn.com on a standalone basis as each entity’s operations have been integrated into our operations.

Note 3. Revenue Recognition

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

Professional services revenue recognized in the three and nine months ended September 30, 2011 relating to multi-element arrangements entered into prior to 2010 was approximately $2.3 million and $7.6 million, respectively. Professional services revenue recognized in the three and nine months ended September 30, 2010 relating to multi-element arrangements entered into prior to 2010 was approximately $3.2 million and $10.1 million, respectively. During the three months ended September 30, 2011, there was no additional revenue deferred for services performed related to multi-element arrangements entered into prior to 2010. During the nine months ended September 30, 2011, we deferred revenue of $0.6 million for services performed related to multi-element arrangements entered into prior to 2010.

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

Note 4. Concentration of Credit and Market Risk and Significant Customers and Suppliers

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

Our allowance for doubtful accounts is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. We do not require our customers to provide collateral. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising our customer base and their dispersion across various industries. During the three and nine months ended September 30, 2011 and 2010, there were no customers that individually represented greater than 10% of total revenue, respectively. There were no customers that individually represented greater than 10% of total accounts receivable at September 30, 2011 or December 31, 2010.

A portion of our revenues and expenses are generated in Canadian dollars as well as other foreign currencies and, as a result, we are exposed to market risks from changes in foreign currency exchange rates.

Note 5. Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their fair values due to their nature, duration and short maturities.

Note 6. Stock-Based Plans

We issue stock options, restricted stock units and restricted stock to our employees and outside directors and provide employees the right to purchase stock pursuant to our stockholder approved Employee Stock Purchase Plan (“ESPP”).

Stock-based compensation expense

We recognize the fair value of stock-based compensation in our condensed consolidated financial statements over the requisite service period of the individual grants, which generally is a four year vesting period. We recognize compensation expense for the stock options, restricted stock awards, restricted stock units, and ESPP purchases on a straight-line basis over the requisite service period. There was no stock-based compensation expense capitalized during the three and nine months ended September 30, 2011 and 2010. Shares issued as a result of stock option exercises, ESPP purchases, restricted stock awards and restricted stock units are issued out of common stock reserved for future issuance under our stock plans.

We recorded stock-based compensation expense in the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Cost of revenues	$1,256	$773	$2,876	$1,969
Sales and marketing	1,766	1,123	4,468	3,006
Research and development	1,465	883	3,286	1,859
General and administrative	1,955	1,381	5,005	4,173

Total	$6,442	$4,160	$15,635	$11,007

Stock Options

We estimate the fair value of our stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the option’s expected term and the price volatility of the underlying stock. We elected to use the simplified method to determine the expected term of options due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. We estimate the volatility of our common stock by analyzing our historical volatility and considering volatility data of our peer group. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

For options granted, we amortize the fair value on a straight-line basis over the requisite service period of the options which is generally four years.

Common Equity Plans

At September 30, 2011, 1,408,553 shares were available for future grants under our 2009 Equity Incentive Plan.

The following table presents a summary of the stock option activity under all stock plans for the three and nine months ended September 30, 2011 and related information:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weigthed Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,263,505	$18.45

Options granted	259,200	$32.76
Options exercised	(220,448)	$15.34
Options forfeited /expired	(22,530)	$23.77

Outstanding at March 31, 2011	2,279,727	$20.33

Options granted	116,000	$35.96
Options exercised	(144,104)	$16.26
Options forfeited /expired	(47,222)	$26.67

Outstanding at June 30, 2011	2,204,401	$21.28

Options granted	32,000	$28.16
Options exercised	(24,549)	$15.13
Options forfeited /expired	(5,795)	$14.83

Outstanding at September 30, 2011	2,206,057	$21.47	5.72	$13,725,413

Vested and expected to vest at September 30, 2011	2,116,087	$21.08	5.70	$13,641,141

Exercisable at September 30, 2011	1,237,051	$16.48	5.22	$11,584,432

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2011 was $14.35 per option and $17.22 per option, respectively. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2010 was $13.08 per option and $12.23 per option, respectively.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was $0.4 million and $7.3 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $5.6 million and $9.2 million, respectively.

As of September 30, 2011, unamortized stock-based compensation cost associated with stock options was $11.6 million, net of assumed forfeitures. This cost is expected to be recognized over a weighted-average period of 2.8 years.

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

The following table presents a summary of the restricted stock awards and restricted stock units for the three and nine months ended September 30, 2011 and related information:

	Restricted Stock Units	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Repurchasable/nonvested balance at December 31, 2010	1,254,803	212,222	$23.24

Awarded	174,000	2,233	$32.70
Released/vested	(72,263)	(28,540)	$19.01
Forfeited/cancelled	(45,060)	—	$25.98

Repurchasable/nonvested balance at March 31, 2011	1,311,480	185,915	$24.55

Awarded	877,140	36,295	$37.06
Released/vested	(53,946)	(64,625)	$21.06
Forfeited/cancelled	(77,107)	(2,188)	$27.66

Repurchasable/nonvested balance at June 30, 2011	2,057,567	155,397	$29.79

Awarded	127,300	1,946	$28.03
Released/vested	(142,627)	(27,442)	$22.77
Forfeited/cancelled	(74,469)	(1,688)	$30.17

Repurchasable/nonvested balance at September 30, 2011	1,967,771	128,213	$30.24

As of September 30, 2011, unamortized compensation cost associated with restricted stock and restricted stock units was $45.7 million, net of assumed forfeitures. This cost is expected to be recognized over a weighted-average period of 3.1 years.

Employee Stock Purchase Plan (“ESPP”)

There were no shares and 92,859 shares issued under the ESPP during the three and nine months ended September 30, 2011, respectively. Unamortized compensation cost associated with ESPP was $0.1 million as of September 30, 2011. This cost will be recognized over the next one month ending October 31, 2011.

Reserved Shares of Common Stock

We have reserved the following number of shares of Class A common stock as of September 30, 2011 for the award of future stock options and restricted stock awards, release of outstanding restricted stock units, exercise of outstanding stock options and purchases under the ESPP:

Reserved Shares
Stock Plans	6,507,498
Employee Stock Purchase Plan	1,879,657

Total	8,387,155

Note 7. Property and Equipment

Property and equipment consist of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(In thousands)
Computer hardware and software	$83,916	$74,303
Furniture and equipment	4,024	3,867
Leasehold improvements	5,152	4,839

	93,092	83,009
Less accumulated depreciation and amortization	(66,602)	(56,457)

Total	$26,490	$26,552

Computer hardware and software included capital leases totaling $2.7 million and $2.7 million at September 30, 2011 and December 31, 2010, respectively. Accumulated amortization relating to these capital leases totaled $2.6 million and $2.5 million at September 30, 2011 and December 31, 2010, respectively. Depreciation and amortization expense of property and equipment was $3.7 million and $11.0 million for the three and nine months ended September 30, 2011, respectively.

Note 8. Intangible Assets and Goodwill

In the nine months ended September 30, 2011, we acquired identifiable intangible assets as a result of our acquisition of Jobpartners on July 1, 2011, and our acquisition of Cytiva on April 1, 2011. The fair value of these intangible assets was determined based on the present value of the expected future cash flows from the acquired intangibles. We also recorded $30.9 million and $8.2 million of goodwill in connection with the acquisition of Jobpartners and Cytiva, respectively. All goodwill is reported in the subscription and support operating segment. None of the goodwill recorded upon the acquisition is deductible for tax purposes.

The allocation of the purchase price for the acquisitions of Jobpartners and Cytiva was based upon a preliminary valuation. Changes to amounts recorded as assets or liabilities, such as tax assets and liabilities, may result in corresponding adjustments to goodwill during the measurement period (up to one year from the acquisition date). We expect the allocation of the purchase price for Jobpartners to be finalized in the third quarter of 2012 and we expect the allocation of the purchase price for Cytiva to be finalized in the second quarter of 2012. The allocation of the purchase price for Learn.com was completed in the second quarter of 2011.

The following schedule presents the changes in the carrying amount of goodwill during the nine months ended September 30, 2011:

(in thousands)	Goodwill
Balances as of December 31, 2010	$206,418
Goodwill from Cytiva acquisition	8,173
Goodwill from Jobpartners acquisition	30,919
Adjustments to goodwill	(1,429)

Balances as of September 30, 2011	$244,081

“Adjustments to goodwill” includes foreign currency translation and purchase accounting adjustments during the measurement period (up to one year from the acquisition date).

The following schedule presents the details of intangible assets as of September 30, 2011 and December 31, 2010:

	September 30, 2011				December 31, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (in years)
Existing technology	$26,810	$(15,252)	$11,558	3.9	$25,881	$(11,475)	$14,406	3.9
Customer relationships	83,747	(35,033)	48,714	5.6	66,483	(25,102)	41,381	5.6
Patents and trade names	3,396	(902)	2,494	4.2	1,741	(390)	1,351	4.0
Non-compete agreements	3,179	(1,507)	1,672	2.4	3,030	(690)	2,340	2.4

	$117,132	$(52,694)	$64,438		$97,135	$(37,657)	$59,478

Amortization expense associated with intangible assets was $5.3 million and $15.1 million for the three and nine months ended September 30, 2011, respectively, and $3.0 million and $9.3 million for the three and nine months ended September 30, 2010, respectively.

The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Period	Estimated Amortization Expense
Remainder of 2011	$5,060
2012	17,364
2013	14,487
2014	12,607
2015	8,555
Thereafter	6,365

Total	$64,438

Note 9. Income Taxes

We calculate income taxes in interim periods based on our estimated annual effective tax rate. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined. The estimated annual effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is reflected in the quarter in which the event occurs. We recorded an income tax benefit for the three months ended September 30, 2011 of $1.5 million and an income tax benefit for the nine months ended September 30, 2011 of $1.5 million, based on our estimated annual effective tax rate adjusted for discrete tax events recognized in the period. The estimated annual effective tax rate for the nine months ended September 30, 2011 was -1.5%. The difference between the statutory rate of 34% and our estimated annual effective tax rate was due to state and foreign income tax rates, non-taxable income including a non-taxable escrow settlement, non-deductible expenses (including stock-based compensation, executive compensation, acquisition costs, and other permanent differences), research and development credits in Canada, the utilization of acquired and operating net operating losses not previously benefited, and other changes to our valuation allowance. The discrete tax events during the quarter include tax expense from deferred tax liabilities associated with indefinite-lived intangibles which are not considered a source of future taxable income for deferred tax asset realization purposes, tax expense from recording liabilities for uncertain tax positions and tax benefits from the filing of state income tax returns.

We assess the likelihood that our deferred tax assets will be deductible in some future year(s) and a valuation allowance is recorded if it is deemed more likely than not that such benefit will not be realized. As of September 30, 2011 we continue to maintain a valuation allowance against our U.S. deferred tax assets. In addition, we expect to provide a valuation allowance on future U.S. tax benefits until significant positive evidence arises that demonstrates that these assets are more likely than not to be deductible in some future year(s). We consider all available evidence, both positive and negative, to determine whether a valuation allowance is needed. Cumulative losses weigh heavily in our overall assessment. Evaluating and quantifying these amounts involves significant judgment. In determining the amount of valuation allowance we did not include the taxable temporary differences related to (i) certain transaction costs and (ii) tax-deductible goodwill acquired from certain acquisitions. These differences create deferred tax liabilities which are not expected to reverse in the future (i.e. are considered to have indefinite lives).

As of September 30, 2011, we had unrecognized tax benefits of approximately $7.3 million. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2011, cumulative accrued interest related to uncertain tax positions was $0.2 million. As we have net operating loss carryovers for federal and state purposes, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years.

In February 2011, we received notice from the IRS closing the income tax audit of Learn.com for tax year 2007 with no assessment. There is no impact to the tax provision as a result of closing this audit. With the exception of Canada, we are no longer subject to foreign income tax examinations by tax authorities for years before 2004.

In December 2008, we were notified by the federal Canada Revenue Agency (CRA) of its intent to audit tax years 2002 through 2007. CRA has issued assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and CAD $6.9 million, respectively. In December 2010, we received a letter from CRA detailing their initial proposal of increasing 2004 taxable income by CAD $7.2 million. In October 2011, we received a letter from CRA detailing their initial proposal of increasing 2005, 2006, and 2007 taxable income by CAD $5.7 million, CAD $3.8 million, and CAD $4.1 million, respectively. These adjustments relate principally to the treatment of Quebec refundable tax credits connected with the Information Technology Development Centres (CDTI) and income and expense allocations recorded between us and our Canadian subsidiary. We disagree with the CRA’s basis for these adjustments and intend to appeal the assessments through applicable administrative and judicial procedures. We have also sought U.S. tax treaty relief through Competent Authority for assessments received from the CRA. Although we believe we have reasonable basis for our tax positions, it is possible an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular quarter or annual period.

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

Note 10. Credit Agreement

On April 22, 2011, we entered into a Credit Agreement (the “Credit Agreement”) that expires on April 22, 2016. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $125.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $25.0 million with new or additional commitments, for a total credit facility of up to $150.0 million. No amounts were outstanding under the Credit Agreement as of September 30, 2011, and a total of $150.0 million remained available for borrowing.

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

The Credit Agreement contains certain customary affirmative and negative covenants. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. The Credit Agreement includes customary events of default that could result in the acceleration of the obligations under the Credit Agreement. We were in compliance with all debt-related covenants at September 30, 2011.

We incurred $0.8 million of debt issuance costs that were directly attributable to the issuance of this revolving credit facility. These costs will be amortized to ‘Interest expense’ in our condensed consolidated statements of operations over five years starting from April 22, 2011. As of September 30, 2011, the unamortized debt issuance costs of $0.7 million were included within ‘Other assets’ in our condensed consolidated balance sheets.

Note 11. Commitments and Contingencies

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

In February 2011, we entered into an amendment to our facility lease in Dublin, California (“First Amendment to Lease”) for additional office space until June 2013. According to the terms of the First Amendment to Lease, we will pay aggregate lease rentals of approximately $0.6 million through June 2013.

On April 22, 2011, we entered into a Credit Agreement (the “Credit Agreement”) that provides for an unsecured revolving credit facility. See Note 10 — Credit Agreement in this Form 10-Q for detailed discussion of this Credit Agreement.

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

On July 1, 2011, in connection with our acquisition of Jobpartners, we assumed leases for office space in London and Edinburgh, United Kingdom; Paris, France; Frankfurt and Heidelberg, Germany; Krakow, Poland; and Utrecht, Netherlands with remaining terms ranging from 1 year to 4 years. The total commitment under these assumed leases is approximately $1.9 million over the next 4 years.

On September 12, 2011, we entered into a second amendment (the “Second Amendment to Lease”) to expand our existing premises located in Dublin, California. This office space will continue to serve as our principal executive offices. The term of the Second Amendment to Lease is ten years, and we have two options to renew the lease for additional terms of five (5) years each. Under the terms of the Second Amendment to Lease, we will pay aggregate lease rentals of approximately $29.7 million through December 2021.

Litigation and Other Claims

From time to time, in the course of its operations, the Company is a party to litigation matters and claims, including claims relating to employee relations, business practices and patent infringement. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred.

We review the status of each litigation or other relevant claim and record a provision for a liability when it is considered both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of loss or range of loss, discloses that the amount is immaterial (if true), or discloses that an estimate of loss cannot be made.

Recently Resolved Claims

Federal Government Matter — In the Company’s quarterly filing on Form 10-Q for the period June 30, 2011, the Company disclosed that it had reached a preliminary agreement with the United States of America (the “United States”) to settle certain claims against the Company asserted in a qui tam action (the “Complaint”). The Complaint asserted violations of the False Claims Act by the Company. The agreement settling these claims (“Settlement Agreement”) was executed by the parties and became effective on August 5, 2011. Pursuant to the Settlement Agreement, in the quarter ended September 30, 2011, the Company paid the United States $6.49 million (the “Settlement Payment”). The Settlement Payment was booked as a reduction to revenue in the Company’s operating results for the quarter ended June 30, 2011. In consideration of the Settlement Payment, the United States released Taleo with respect to the claims asserted in the Complaint and the Complaint was dismissed with prejudice on October 11, 2011. As stated in the Settlement Agreement, Taleo did not admit any liability in connection with the claims asserted in the Complaint.

In addition, on September 28, 2011, the Company entered into a related settlement agreement to pay for the attorneys’ fees of the relator in the qui tam action totaling $355,072 (the “Attorneys Fees”), and the relator released Taleo with respect to the claims asserted in the Complaint. The Attorneys Fees were paid in October 2011. An expense accrual was booked in the quarter ended June 30, 2011, in anticipation of this payment.

Unresolved Claims

The matters described below are matters with respect to which the Company has determined there is at least a reasonable possibility that a loss, or additional losses, may be incurred.

Trunqate Patent Litigation — Trunqate, LLC, a non-practicing entity, filed suit against the Company and eight of its customers in the United States District Court for the Northern District of Illinois on July 12, 2011. Trunqate alleges that the Company’s software products infringe Patent No. 5,592,375, and seeks unspecified monetary damages. To the extent the claims assert that an infringement was caused by the Company’s products, the Company has assumed the defense of these claims with respect to its customers named in the suit and expects to indemnify such customers from any liability on the patent infringement claims. The Company answered Trunqate’s complaint and has filed a brief for misjoinder, arguing that the claims against the Company’s customers should be dismissed, severed, or stayed, and that the action against the Company should be transferred to the Northern District of California. On October 28, 2011, the court issued an order dismissing and staying the case as to the Company’s customers named in the suit and transferring the case to the Northern District of California. Based on its review of the patent-in-suit, the Company believes that it has meritorious defenses to the claims asserted by Trunqate and intends to defend against these claims vigorously. Based upon the Company’s understanding of the asserted patent, its anticipated litigation defenses, the early stage of this litigation (including the very early stage of fact and expert discovery), and the absence of a specific damages claim, the Company cannot make a reasonable estimate of the potential loss or range of loss, if any, arising from this matter.

Other Patent Related Matters — Assertions of patent infringement are increasingly common in our industry. In addition to the Trunqate matter described above, the Company is subject to the following additional patent-related claims, assertions or disputes:

•

In the first half of 2010, the Company became aware that certain of its customers had been contacted by a non-practicing entity, Webvention, LLC, asserting that a feature of the Company’s software infringes Patent No. 5,251,294. The Company would likely be obligated to assume the defense and indemnify for any liability incurred in the event claims against its customers are pursued on the basis such customers’ use of the Company’s software, but to date the Company has not been asked to assume the defense of any such claims. Based on its review of the asserted patent, the Company believes that it has meritorious defenses in the event claims are pursued by the potential claimant and the Company would defend against such claims vigorously. On the basis of a nuisance settlement offer made by the Company, the Company has accrued for an estimated potential loss with respect to this claim, which amount is not material. Based upon the Company’s understanding of the asserted patent, its anticipated litigation defenses, the absence of an active litigation, and discussions to date with the potential claimant, the Company does not believe that the amount of any loss in excess of the amount already accrued would be material.

•

In May 2011, the Company was contacted by a non-practicing entity, Oasis Research, LLC, asserting that aspects of the Company’s software infringe Patent Nos. 6,327,579 and 7,080,051. The Company has had very limited contact with the potential claimant since the time the patents were first asserted and no claim has been filed against the Company or its customers with respect to the asserted patents. Based upon the absence of an active litigation, limited discussions with the potential claimant, and the absence of a specific damages claim, the Company cannot make a reasonable estimate of the potential loss or range of loss, if any, arising from this matter.

•

In October 2011, the Company received a demand for indemnification from one of its customers in connection with a claim by a non-practicing entity, GeoTag, Inc., that the customer’s use of certain features of the Company’s software infringes Patent No. 5,930,474. The Company is in the early stages of evaluating this claim, and accordingly, the Company cannot make a reasonable estimate of the potential loss or range of loss, if any, arising from this matter.

Other Matters — The Company is subject to the following additional claims, assertions or disputes:

•

In August 2010, we were notified of a potential collective and/or class action claim under federal and state wage and hour laws with respect to a small portion of our employee population. On November 3, 2011, the claimants filed a class arbitration complaint for arbitration to be held in Atlanta, Georgia. Based upon the Company’s understanding of the asserted claims, its anticipated litigation defenses, and discussions to date with the claimant, the Company does not believe that the amount of any loss incurred as a result of this claim would be material.

•

In December 2010, the Company was notified by a former customer, Aetna Life Insurance Company, that Aetna intended to seek reimbursement for expenses arising from an alleged data privacy breach involving software provided by Vurv, an entity the Company acquired in 2008. In July 2011, Aetna made a formal demand pursuant to the dispute resolution provisions of its agreement with Vurv for expense reimbursement totaling approximately $1.9 million. The Vurv agreement calls for resolution of disputes via binding arbitration pursuant American Arbitration Association’s Commercial Arbitration Rules, and on October 26, 2011, Aetna filed a demand for arbitration. Based upon the early stage of this potential claim, the Company’s anticipated defenses to the claim, and limited discussions to date with the claimant, the Company cannot make a reasonable estimate of the potential loss or range of loss, if any, arising from this matter.

The Company may be involved in other litigation matters not listed in this footnote, as well as claims, assertions, discussions and disputes that may result in litigation or loss to the Company, but does not consider such matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed above may change in the future as the litigation and events related thereto unfold.

Note 12. Settlement Agreement with Kenexa

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

3. License to Kenexa: We will recognize $0.4 million as “Other income” over five years, the estimated useful life of the technology. We commenced recognition of the income in July 2011 when our performance obligation under the Settlement Agreement began.

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

Note 13. Other Income

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

Note 14. Net Income (Loss) Per Share

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

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(3,294)	$1,632	$(13,552)	$1,040
Denominator:
Weighted-average shares outstanding	41,187	39,815	40,915	39,474
Effect of dilutive options, restricted stock and restricted stock units	—	1,148	—	1,181

Denominator for diluted net income (loss) per share	41,187	40,963	40,915	40,655
Net income (loss) per share – basic	$(0.08)	$0.04	$(0.33)	$0.03

Net income (loss) per share – diluted	$(0.08)	$0.04	$(0.33)	$0.03

Potentially dilutive securities	2,737	577	2,309	787

Outstanding shares used in this calculation do not include unvested restricted stock or unvested restricted stock units. The potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the above periods because their effect would have been anti-dilutive.

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

Note 15. Segment and Geographic Information

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

	Subscription and support	Professional services	Total
	(In thousands)
Three Months Ended September 30, 2011:
Revenues	$66,881	$16,034	$82,915
Contribution margin	37,304	3,594	40,898
Three Months Ended September 30, 2010:
Revenues	$48,631	$10,106	$58,737
Contribution margin	26,949	3,004	29,953

	Subscription and support	Professional services	Total
	(In thousands)
Nine Months Ended September 30, 2011:
Revenues	$186,985	$43,636	$230,621
TSA settlement – subscription and support	(6,500)	—	(6,500)
Contribution margin	96,493	10,945	107,438
Nine Months Ended September 30, 2010:
Revenues	$144,123	$25,936	$170,059
Contribution margin	77,988	5,469	83,457

The contribution margins reported reflect only the expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, and other corporate expenses incurred in support of the line of business.

Reconciliation to consolidated interim results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Contribution margin for operating segments	$40,898	$29,953	$107,438	$83,457
Sales and marketing	(29,986)	(18,247)	(79,914)	(53,440)
General and administrative	(15,720)	(10,234)	(43,002)	(30,323)
Other income (expense), net	(28)	134	403	1,206

Income (loss) before provision for (benefit from) income taxes	$(4,836)	$1,606	$(15,075)	$900

Note 16. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation gains (losses).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income (loss)	$(3,294)	$1,632	$(13,552)	$1,040
Foreign currency translation adjustments, net	(2,247)	675	(1,574)	330

Comprehensive income (loss)	$(5,541)	$2,307	$(15,126)	$1,370

Note 17. Subsequent Event

On October 11, 2011, we entered into a lease agreement to rent additional office space in Sunrise, Florida for a term of 6 years commencing in January 2012. The total commitment under this lease is approximately $1.9 million.

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

On July 1, 2011, we completed our acquisition of Jobpartners, a European provider of talent management solutions, for $39.3 million in cash. We expect this acquisition to increase our customer base in Europe and give us an increased presence in the SaaS-based talent management industry in the region.

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

Subscription and support agreements entered into during the three and nine months ended September 30, 2011 and 2010 are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations.

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

Professional services revenue recognized in the three and nine months ended September 30, 2011 relating to multi-element arrangements entered into prior to 2010 was approximately $2.3 million and $7.6 million, respectively. During the three months ended September 30, 2011, there was no additional revenue deferred for services performed related to multi-element arrangements entered into prior to 2010. During the nine months ended September 30, 2011, we deferred revenue of $0.6 million for services performed related to multi-element arrangements entered into prior to 2010.

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

General and Administrative

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resource, legal, operations and management information systems personnel, professional fees, board compensation and expenses, expenses related to potential mergers and acquisitions, litigation settlement expenses, and other corporate expenses.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Our critical accounting policies did not materially change during the nine months ended September 30, 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Condensed Consolidated Statement of Operations Data:
Revenues:
Subscription and support	81%	83%	83%	85%
Professional services	19%	17%	20%	15%
TSA settlement – subscription and support (Note 11)	0%	0%	(3%)	0%

Net revenues	100%	100%	100%	100%
Cost of revenues (as a percent of related revenue):
Subscription and support	23%	24%	24%	24%
Professional services	78%	70%	75%	79%
Total cost of revenues	34%	32%	34%	33%
Gross profit	66%	68%	66%	67%
Operating expense:
Sales and marketing	36%	31%	36%	31%
Research and development	17%	17%	18%	18%
General and administrative	19%	17%	19%	18%

Total operating expenses	72%	65%	73%	67%

Operating income (loss)	(6%)	3%	(7%)	0%

Other income (expenses), net:
Interest income	0%	0%	0%	0%
Interest expense	0%	0%	0%	0%
Other income	0%	0%	0%	1%

Total other income (expense), net	0%	0%	0%	1%

Income (loss) before benefit from income taxes	(6%)	3%	(7%)	1%
Benefit from income taxes	(2%)	0%	(1%)	0%

Net income (loss)	(4%)	3%	(6%)	1%

Comparison of the Three and Nine Months Ended September 30, 2011 and 2010

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(In thousands)				(In thousands)
Subscription and support	$66,881	$48,631	$18,250	38%	$186,985	$144,123	$42,862	30%
Professional services	16,034	10,106	5,928	59%	43,636	25,936	17,700	68%
TSA settlement – subscription and support	—	—	—	*	(6,500)	—	(6,500)	*

Net revenues	$82,915	$58,737	$24,178	41%	$224,121	$170,059	$54,062	32%

*	not meaningful

Subscription and support revenue increased due to sales to new customers, successful renewals of existing customers, sales of additional applications and broader roll out of our applications by existing customers and the addition of customers through our acquisition of Jobpartners on July 1, 2011, Cytiva on April 1, 2011 and Learn.com on October 1, 2010. Subscription and support revenue from our products for medium and larger, more complex organizations increased by $12.4 million and $26.6 million for the three and nine months ended September 30, 2011 as compared to the same periods of 2010. Subscription and support revenue from our small business product lines increased by $5.9 million and $16.3 million for the three and nine months ended September 30, 2011 as compared to the same periods of 2010. For the remainder of 2011, we expect to see renewals in the same percentage range, but unexpected events, such as significant staff reductions within our customer base, may negatively impact our renewal trends. We expect total subscription and support revenue to increase for the remainder of 2011 as we continue to increase our sales of new and existing applications into our installed customer base, to new customers and to additional customers added through the acquisition of Jobpartners on July 1, 2011 and Cytiva on April 1, 2011.

The change in subscription and support revenues for the nine months ended September 30, 2011 also included a $6.5 million reduction in revenue related to a settlement agreement with the federal government (See Note 11 of the Notes to Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q).

Our professional services revenue comes primarily from two kinds of engagements: standalone professional services engagements which are not associated with new product implementations and professional services engagements which are associated with new product implementations. Standalone professional services engagement revenue is generally recognized when the services are performed. Professional services revenue for engagements which are associated with new product implementation entered into prior to 2010 is generally recognized ratably over the term of the associated subscription and support services term with a significant portion of revenue deferred to periods beyond the period in which services are performed. Professional services revenue for engagements which are associated with new product implementations entered into since the beginning of 2010 has been generally recognized when the services are performed.

Professional services revenue that is recognized as services are performed increased in the three and nine months ended September 30, 2011 when compared to the same periods of 2010 resulting from the higher demand for services from an increased number of customers. However, the increase was offset in part by a decrease in professional services revenue recognized for professional services that were delivered prior to 2010 but recognized in later periods. Professional services revenue recognized in the three months ended September 30, 2011 and September 30, 2010 relating to multi-element arrangements entered into prior to 2010 were approximately $2.3 million and $3.2 million, respectively. Professional services revenue recognized in the nine months ended September 30, 2011 and September 30, 2010 relating to multi-element arrangements entered into prior to 2010 were approximately $7.6 million and $10.1 million, respectively.

Cost of Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(In thousands)				(In thousands)
Cost of revenue – Subscription and support	$15,506	$11,435	$4,071	36%	$43,240	$34,961	$8,279	24%
Cost of revenue – Professional services	12,440	7,102	5,338	75%	32,691	20,467	12,224	60%

Total cost of revenues	$27,946	$18,537	$9,409	51%	$75,931	$55,428	$20,503	37%

Cost of revenue – subscription and support – summary of changes

	Change from 2010 to 2011
(in thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
Employee-related costs	$1,329	$2,231
Hosting facility costs and software support	1,393	1,927
Third party royalty expense	542	1,701
Stock-based compensation	170	272
Depreciation and amortization	26	966
Various other expenses	611	1,182

	$4,071	$8,279

Employee-related costs increased as a result of the hiring of additional employees primarily in connection with our acquisitions of Learn.com in October 2010, Cytiva in April 2011, and Jobpartners in July 2011, as well as an increase in compensation costs due to merit pay raises. These increases were offset in part by a credit related to the investment tax credit program for qualifying personnel expenditures.

We participated in a provincial government program in Quebec, Canada through 2010 and received refundable investment tax credits based upon qualifying research and development expenditures. This particular refundable investment tax credit program in Quebec has been eliminated for 2011 and beyond. We have been accepted in an alternative provincial investment tax credit program that will replace the Quebec program that expired in December 2010. Since this new investment tax credit program is retroactive to 2009 and provides for a broader base of qualifying salaries than under the prior investment tax credit program, we were able to increase our projected refund over the amounts previously recorded as expense reductions in 2009 and 2010. We recorded $0.1 million in refundable tax credits to cost of subscription and support revenue in the three months ended September 30, 2011. We recorded $1.1 million in refundable tax credits to cost of subscription and support revenue in the nine months ended September 30, 2011, of which $0.8 million related to the projected refund amounts for 2009 and 2010. There were no tax credits recorded related to cost of subscription and support revenue in the three and nine months ended September 30, 2010.

Hosting facility costs increased due to increased costs resulting from infrastructure investments as well as increased hosting costs as a result of the Learn.com, Cytiva and Jobpartners acquisitions. Third party royalty expense increased primarily due to the royalty contracts that we acquired from the acquisition of Learn.com. Depreciation and amortization expense increased due to amortization of intangible assets obtained in connection with the acquisitions of Learn.com, Cytiva and Jobpartners, offset by the decrease in amortization expense related to intangible assets acquired in connection with the Vurv acquisition. Stock-based compensation costs increased as a result of incremental grants in 2010 and the first three quarters of 2011 combined with an overall increasing trend in our stock price in 2010 and the first nine months of 2011.

We expect cost of subscription and support revenue to continue to increase in absolute dollars for the remainder of 2011 in support of increased revenues.

Cost of revenue – professional services – summary of changes

	Change from 2010 to 2011
(in thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
Employee-related costs	$3,389	$7,218
Professional services	568	2,179
Business development and travel	426	864
Stock-based compensation	313	635
Various other expenses	642	1,328

	$5,338	$12,224

Employee-related costs increased as a result of increase in headcount due to the hiring of additional employees in order to meet the current and anticipated demand for our consulting and training services as well the addition of employees in connection with the acquisitions of Learn.com in October 2010, Cytiva in April 2011 and Jobpartners in July 2011. These increases were offset in part by a credit related to the investment tax credit program for qualifying personnel expenditures. We recorded $0.1 million in refundable tax credits to cost of professional services revenue in the three months ended September 30, 2011. We recorded $0.9 million in refundable tax credits to the cost of professional services revenue in the nine months ended September 30, 2011, of which $0.6 million related to the projected refund amounts for 2009 and 2010. There were no tax credits recorded related to cost of professional services revenue in the three and nine months ended September 30, 2010.

Professional services costs increased due to additional outsourced services corresponding with the increase in professional services revenue. Business development and travel expense increased due to increased headcount and professional service activities. Stock-based compensation costs increased as a result of incremental grants in 2010 and the first three quarters of 2011 combined with an overall increasing trend in our stock price in 2010 and the first nine months of 2011.

We expect cost of professional services revenue to increase in absolute dollars for the remainder of 2011 to meet higher anticipated demand for our professional services.

Gross Profit and Gross Profit Percentage

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(In thousands)				(In thousands)
Gross profit – Subscription and support	$51,375	$37,196	$14,179	38%	$137,245	$109,162	$28,083	26%
Gross profit – Professional services	3,594	3,004	590	20%	10,945	5,469	5,476	100%

Gross profit – total	$54,969	$40,200	$14,769	37%	$148,190	$114,631	$33,559	29%

Gross Profit percentage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(In thousands)			(In thousands)
Gross profit – Subscription and support	77%	76%	1%	76%	76%	0%
Gross profit – Professional services	22%	30%	(8%)	25%	21%	4%
Gross profit – total	66%	68%	(2%)	66%	67%	(1%)

Gross profit – subscription and support

The gross profit percentage on subscription and support revenue for the three and nine months ended September 30, 2011 remained comparable to the same periods in 2010. We expect gross profit on subscription and support revenue to increase in absolute dollars for the remainder of 2011 as we continue to support additional customers.

Gross profit – professional services

The lower gross profit percentage on professional services revenue in the three months ended September 30, 2011 compared to the same period of 2010 resulted from a smaller increase in professional services revenue as compared to the increase in associated cost of professional services revenue. The increase in cost of professional services revenue was primarily due to the hiring of additional employees in order to meet the current and anticipated demand for our consulting and training services. Gross margin was also negatively impacted by lower revenue from professional services associated with new product implementations delivered before 2010 that are being recognized ratably.

The higher gross profit percentage on professional services revenue in the nine months ended September 30, 2011 compared to the same period of 2010 resulted primarily from professional services revenue associated with new product implementations delivered before 2010 that are being recognized ratably. During the nine months ended September 30, 2011 and September 30, 2010, we benefited from recognizing revenue of $7.6 million and $10.1 million, respectively, for which the related expense was recorded in the prior periods. Additionally, as described above, we recorded $0.9 million in refundable tax credits related to the new alternative provincial investment tax credit program to the cost of professional services revenue in the nine months ended September 30, 2011, of which $0.6 million related to the projected refund amounts for 2009 and 2010.

Operating expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(In thousands)				(In thousands)
Sales and marketing	$29,986	$18,247	$11,739	64%	$79,914	$53,440	$26,474	50%
Research and development	14,071	10,247	3,824	37%	40,752	31,174	9,578	31%
General and administrative	15,720	10,234	5,486	54%	43,002	30,323	12,679	42%

Total operating expenses	$59,777	$38,728	$21,049	54%	$163,668	$114,937	$48,731	42%

Sales and marketing – summary of changes

	Change from 2010 to 2011
(in thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
Employee-related costs	$5,873	$12,959
Depreciation and amortization	2,367	5,040
Marketing programs	1,096	3,081
Business development and travel	631	1,579
Stock-based compensation	643	1,462
Various other expenses	1,129	2,353

	$11,739	$26,474

Employee-related costs increased due to an increase in headcount primarily from our acquisition of Learn.com and Jobpartners, as well as additional sales personnel hired to focus on adding new customers and increasing penetration within our existing customer base, merit pay raises, an increase in incentive compensation due to an increase in sales and an increase in severance costs. Depreciation and amortization expense increased due to the amortization of intangible assets obtained in connection with the acquisitions of Learn.com, Cytiva and Jobpartners offset in part by the decrease in amortization expense related to intangible assets acquired in connection with the Vurv acquisition. We amortize the Vurv intangible assets in proportion to our conversion of Vurv customers to Taleo products. There were fewer customers to convert in the first three quarters of 2011 than the same periods of 2010 resulting in a reduction in amortization expense. Marketing program costs increased due to increased marketing activities for all products and business development and travel costs increased due to the increase in headcount. Stock-based compensation costs increased as a result of incremental grants in 2010 and the nine months ended September 30, 2011 combined with an overall increasing trend in our stock price in this period. The increase in other expenses was primarily as a result of allocated overhead costs due to the increase in headcount. We expect sales and marketing costs to increase in absolute dollars for the remainder of 2011 as we continue our efforts to grow our business.

Research and development – summary of changes

	Change from 2010 to 2011
(in thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
Employee-related costs	$2,410	$6,557
Stock-based compensation	582	1,427
Business development and travel	354	692
Professional services	194	286
Various other expenses	284	616

	$3,824	$9,578

Employee-related costs increased primarily due to an increase in headcount resulting from the acquisition of Learn.com in October 2010 and Jobpartners in July 2011, as well as hiring of additional employees, and an increase in compensation costs due to merit pay raises. These increases were offset in part by a credit related to the investment tax credit program for qualifying personnel expenditures. We recorded $0.7 million and $2.1 million reduction in our research and development expenses in the three and nine months ended September 30, 2010 under the provincial government program in Quebec, Canada. This particular refundable investment tax credit program in Quebec was eliminated for 2011 and beyond. We have been accepted in an alternative provincial investment tax credit program that replaced the expired Quebec program. We recorded $0.7 million and $2.1 million reduction in our research and development expenses in the three and nine months ended September 30, 2011 related to this alternative provincial investment tax credit program. Additionally, research and development costs in the three and nine months ended September 30, 2011 were adversely affected by the negative impact of foreign currency movements against the U.S. dollar.

Stock-based compensation costs increased as a result of incremental grants in 2010 and the nine months ended September 30, 2011 combined with an overall increasing trend in our stock price in this period. Business development and travel costs increased as a result of the increase in headcount. The increase in other expenses was primarily as a result of allocated overhead costs due to the increase in headcount.

We expect our research and development expenses to increase in absolute dollars for the remainder of 2011 as we continue to integrate the operations of Cytiva and Jobpartners and also continue our efforts to expand our development activities.

General and administrative – summary of changes

	Change from 2010 to 2011
(in thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
Employee-related costs	$4,150	$8,376
Bad debt reserve	631	812
Stock-based compensation	574	832
Foreign currency transaction gains/losses	673	(512)
Legal	348	3,476
Audit and tax related	272	1,377
Professional services	(619)	(217)
Various other expenses	(543)	(1,465)

	$5,486	$12,679

General and administrative expenses increased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 primarily due to an increase in employee-related costs, an increase in our provision for bad debt expense, stock-based compensation costs, foreign currency transaction losses, and legal costs associated with on-going litigation. Employee-related costs increased due to an increase in headcount primarily from the acquisitions of Learn.com, Cytiva and Jobpartners, merit pay raises, an increase in incentive compensation costs when compared to same periods in the prior year, and an increase in severance costs. The increase in legal costs for the nine month period ended September 30, 2011 compared to the same period in 2010 was primarily due to the settlement resolving all outstanding litigation between us and Kenexa as well as the payment for the attorney’s fees of the qui tam relator in connection with our settlement with the federal government (See Note 11 of the Notes to Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q). Professional services expense decreased in the three and nine months ended September 30, 2011 as compared to the comparable periods in the prior year due to higher acquisition-related transaction costs incurred in the three months ended September 30, 2010 related to our acquisition of Learn.com in October 2010.

Stock-based compensation cost increased as a result of incremental grants in 2010 and the nine months ended September 30, 2011 combined with an overall increasing trend in our stock price in this period. These increases were offset in part by a decrease in non-recurring professional services costs. We expect our general and administrative expenses to increase in absolute dollars for the remainder of 2011 as we continue to integrate the operations of Cytiva and Jobpartners.

Other income (expense), net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(In thousands)				(In thousands)
Interest income	$95	$147	$(52)	(35%)	$259	$398	$(139)	(35%)
Interest expense	(142)	(13)	(129)	992%	(225)	(77)	(148)	192%
Other income	19	—	19	*	369	885	(516)	(58%)

Total other income (expense), net	$(28)	$134	$(162)	(121%)	$403	$1,206	$(803)	(67%)

*	not meaningful

Interest income — The decrease in interest income during the three and nine months ended September 30, 2011 is primarily attributable to a lower average cash balance during the first nine months of 2011 compared to the same period in the prior year due to the acquisitions of Learn.com in October 2010, Cytiva in April 2011, and Jobpartners in July 2011.

Interest expense — The increase in interest expense during the three and nine months ended September 30, 2011 compared to the same periods in the prior year is primarily due to the amortization of debt issuance costs associated with our Credit Agreement (See Note 10 “Credit Agreement”).

Other income — Other income for the nine months ended September 30, 2011 includes primarily $0.4 million of gain recorded upon the settlement of the WWC escrow account in the second quarter of 2011.

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

Provision for (benefit from) income taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(In thousands)				(In thousands)
Benefit from income taxes	$(1,542)	$(26)	$(1,516)	5831%	$(1,523)	$(140)	$(1,383)	988%

We estimate our annual effective tax rate at the end of each quarter and recognize the tax effect of discrete tax events, which are unusual or occur infrequently, in the interim period in which they occur.

The income tax benefit for the three and nine months ended September 30, 2011 was $1.5 million and $1.5 million, respectively. The effective tax rates for the three months and nine months ended September 30, 2011 are 31.9% and 10.1% respectively, which are based on the estimated annual effective tax rate of -1.5% adjusted for discrete tax events recognized in the quarter.

The difference between the statutory rate of 34% and the estimated annual effective tax rate of -1.5% is primarily due to permanent differences related to state and foreign income tax rates, non-deductible stock-based compensation expense, non-deductible executive compensation, non-deductible acquisition costs, other non-deductible expenses, research and development credits in Canada, the utilization of acquired and operating net operating losses not previously benefited and other changes to our valuation allowance. The discrete tax events during the quarter include tax expense from deferred tax liabilities associated with indefinite-lived intangibles which are not considered a source of future taxable income for deferred tax asset realization purposes, tax benefits from the reversal of liabilities for uncertain tax positions associated with executive compensation, and tax benefits from the filing of state income tax returns.

The increase in income tax benefit for the three months ended September 30, 2011 as compared to the income tax benefit for the three months ended September 30, 2010 was principally due to tax expense items associated with uncertain tax positions and provision-to-return adjustments recorded in the quarter, and the changing mix of permanent book versus tax differences relative to pre-tax income and the utilization of acquired and operating net operating losses not previously benefited.

The increase in income tax benefits for the nine months ended September 30, 2011 as compared to the income tax benefit for the nine months ended September 30, 2010 was principally due to (i) tax benefit from a net release of our valuation allowance associated with the recording of significant deferred tax liabilities related to the purchase accounting of our Cytiva and Learn.com acquisitions, (ii) tax expense related to the true-up of the refundable Quebec tax credits for 2009 and 2010 upon being accepted into the new Quebec refundable tax credit program (effective beginning in 2009), (iii) tax benefit related to the settlement agreement with the United States of America, acting through the Civil Division of the Department of Justice, (iv) an increase to our valuation allowance associated with deferred tax liabilities that are not considered a source of future taxable income for deferred tax asset realization purposes, (v) other tax expense items associated with uncertain tax positions and provision-to-return adjustments recorded in the quarter, and (vi) the changing mix of permanent book versus tax differences relative to pre-tax income and the utilization of acquired and operating net operating losses not previously benefited.

Through September 30, 2011, we maintained a valuation allowance against our U.S. deferred tax assets as we determined that it was more likely than not that these assets would not be realized. If we are to conclude that the U.S. deferred tax assets will more likely than not be realized in the future, we will reverse the valuation allowance. Reversing the valuation allowance would likely have a material impact on our financial results in the form of reduced tax expense or increased tax benefit in the period the reversal occurs.

To date, the Canada Revenue Agency (CRA) has issued assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and CAD $6.9 million, respectively. In December of 2010, we received a proposal letter from CRA for 2004, detailing their initial proposal of increasing taxable income of CAD $7.2 million. In October 2011, we received a letter from CRA detailing their initial proposal of increasing 2005, 2006, and 2007 taxable income by CAD $5.7 million, CAD $3.8 million, and CAD $4.1 million, respectively. We disagree with the CRA’s basis for these adjustments and have appealed their decision through applicable administrative and judicial procedures. We have sought U.S. tax treaty relief through Competent Authority for the 2002 and 2003 assessments received by the CRA and have indicated our intent to do so for 2004 through 2007 when CRA issues their final assessment.

We recognize interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2011, accrued interest related to uncertain tax positions was $0.2 million. As we have net operating loss carryovers for federal and state purposes, the statute of limitation remains open for all tax years to the extent the tax attributes are carried forward into future tax years. We are no longer subject to foreign income tax examinations by tax authorities for years before 2004.

Liquidity and Capital Resources

We have funded our operations primarily through cash flow from operations, the 2005 initial public offering of our common stock as well as the 2009 offering of our common stock. As of September 30, 2011, we had cash and cash equivalents totaling $111.0 million.

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
	(In thousands)
Cash provided by operating activities	$25,011	$36,715	$(11,704)	(32%)
Cash used in investing activities	(58,164)	(25,402)	(32,762)	129%
Cash provided by financing activities	2,807	8,154	(5,347)	(66%)

Net cash provided by operating activities was $25.0 million and $36.7 million for the nine months ended September 30, 2011 and 2010, respectively. Consistent with prior periods, cash provided by operating activities has historically been affected by changes in operating assets and liabilities, and net income (loss) adjusted for add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Specifically, stock-based compensation expense increased by $4.6 million for the nine months ended September 30, 2011 as compared to the same period of 2010. This increase was resulted from the new grants to employees and the increased market price per share of our stock, offset in part by reductions from fully vested, fully amortized stock options, which no longer impact expense in 2011. Additionally, depreciation and amortization expense increased by $6.4 million in the first nine months of 2011 compared to the same period of 2010, primarily due to the amortization of intangible assets associated with the acquisition of Learn.com in October 2010, Cytiva in April 2011, and Jobpartners in July 2011, offset in part by the decrease in amortization of the intangible assets associated with the acquisition of Vurv as these become fully amortized.

Changes in operating assets and liabilities resulted in a net decrease of $2.4 million to operating cash flows in the nine months ended September 30, 2011. Our net accounts receivable balance fluctuates from period to period, depending on the timing of sales and billing activity, cash collections, and changes to our allowance for doubtful accounts. The change in deferred revenues was due to the addition of new customers and fluctuations resulting from the mix of annual and quarterly subscription and support billings combined with the timing of billings and the timing of the subscription and support revenue recognized associated with those contracts. The change in accounts payable and accrued liabilities was due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. In addition, we paid $6.5 million for the TSA settlement that was accrued in the second quarter of 2011. The change in investment credits receivable was related to a new investment tax credit program in Quebec, Canada.

Net cash used in investing activities was $58.2 million and $25.4 million for the nine months ended September 30, 2011 and 2010, respectively. Cash used in investing activities in the nine months ended September 30, 2011 resulted primarily from the $12.1 million and $34.5 million net cash outlays to complete the acquisition of Cytiva on April 1, 2011 and the acquisition of Jobpartners on July 1, 2011, respectively, as well as $10.4 million in capital expenditures as a result of investment in our datacenters and purchase of other hardware and software.

Net cash provided by financing activities was $2.8 million and $8.2 million for the nine months ended September 30, 2011 and 2010, respectively. Cash provided by financing activities in the nine months ended September 30, 2011 consisted primarily of the proceeds from stock option exercises and employee stock purchase on May 31, 2011, offset by treasury stock tax withholdings related to vesting restricted stock and restricted stock units.

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

In February 2011, we entered into the First Amendment to Lease for our facility lease in Dublin, California for additional office space until June 2013. According to the terms of the First Amendment to Lease, we will pay aggregate lease rentals of approximately $0.6 million through June 2013.

On April 22, 2011, we entered into a Credit Agreement (the “Credit Agreement”) that provides for an unsecured revolving credit facility. See Note 10 – Credit Agreement in this Form 10-Q for detailed discussion of this Credit Agreement.

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

On July 1, 2011, in connection with our acquisition of Jobpartners, we assumed leases for office space in London and Edinborough, United Kingdom; Paris, France; Frankfurt and Heidelberg, Germany; Krakow, Poland; and Utrecht, Netherlands. These leases have remaining terms ranging from 1 year to 4 years. We will pay aggregate lease rentals of approximately $1.9 million over the next 4 years in accordance with the terms of these leases.

On September 12, 2011, we entered into the Second Amendment to Lease to expand our existing premises located in Dublin, California. This office space will continue to serve as our principal executive offices. The term of the Second Amendment to Lease is ten years, and we have two options to renew the lease for additional terms of five (5) years each. Under the terms of the Second Amendment to Lease, we will pay aggregate lease rentals of approximately $29.7 million through December 2021.

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

Foreign Currency Exchange Risk

Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. dollars. For the nine months ended September 30, 2011, 4%, 6% and 6% of our revenue was denominated in Canadian dollars, Euros and other foreign currencies, respectively. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States and Canada, including the expenses associated with our significant research and development operations that are maintained in Canada, with a portion of expenses incurred outside of North America where our other international sales offices and operations are located. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, in Australian dollar, British pound sterling, Euro, Singapore dollar and New Zealand dollar, in which certain of our customer contracts are denominated. For the nine months ended September 30, 2011, the Canadian dollar strengthened by approximately 7% against the U.S. dollar on an average basis compared to the prior year. Assuming a constant currency rate as the same period last year, the negative impact on our operating results was $1.0 million. If the currencies noted above uniformly fluctuated by plus or minus 500 basis points from our estimated rates, we would expect our net results to change by approximately minus or plus $0.1 million for the remainder of 2011. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $111.0 million at September 30, 2011. This compares to $141.6 million at December 31, 2010. These amounts were held primarily in cash or money market funds. Due to the short-term maturities of these money-market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

With the exception of the years ended December 31, 2007, 2009 and 2010, we have incurred annual losses in every year since our inception. As of September 30, 2011, our accumulated deficit was $90.2 million, comprised of aggregate net losses of $76.4 million and $13.8 million of dividends and issuance costs for preferred stock. In the three and nine months ended September 30, 2011, we reported net losses of $3.3 million and $13.6 million, respectively. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis in the future. As we continue to incur costs associated with initiatives to grow our business, which may include, among other things, acquisitions, international expansion, significant hiring, and new product development, any failure to increase revenue or manage our cost structure could prevent us from achieving or sustaining profitability. For instance, in the year ended December 31, 2010 and the nine months ended September 30, 2011, our results were negatively impacted by amortization expense associated with acquisitions. In the near term, we expect to continue to incur significant amortization expense associated with our past acquisitions. In addition, we may incur losses as a result of revenue shortfalls or increased expenses associated with our business. As a result, our business could be harmed and our stock price could decline.

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

We currently have foreign sales denominated in foreign currencies, including the Australian dollar, British pound sterling, Canadian dollar and the Euro, and may in the future have sales denominated in the currencies of additional countries. We also incur a substantial portion of our operating expenses in British pound sterling, Canadian dollar and the Euro. Any fluctuation in the exchange rate of these foreign currencies may positively or negatively affect our business, financial condition and operating results. For instance, in 2010, the impact of changes in foreign currency exchange rates compared to the average rates in effect during 2009 was a $2.1 million gain. In 2011, the volatility in exchange rates for foreign currencies has continued and may continue and, as a result, we may continue to see fluctuations in our revenue and expenses, which may impact our operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

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

Software product developers such as us may continue to receive infringement claims as the number of products and competitors in our space grows and as we become more well-known to non-practicing entities, sometimes referred to as patent trolls, that acquire and assert patents against other entities. For example, Kenexa, a competitor, filed suit against us for patent infringement in August 2007. That lawsuit was settled in June 2011. We are currently involved in patent infringement litigation and other claims, assertions or threats involving patent infringement as are specifically described in Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. We expect such claims will continue to be threatened, asserted or filed in the future. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties.

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

We employ technology licensed from third parties for use in or with our solutions, and the loss or inability to maintain these licenses, errors in the software we license, or failure to comply with these licenses could result in increased costs, or reduced service levels, which would adversely affect our business.

Our hosted solutions incorporate certain technology obtained under licenses from other companies, such as Oracle for database software. We anticipate that we will continue to license technology and development tools from third parties in the future. Although we believe that there are commercially reasonable software alternatives to the third-party software we currently license, this may not always be the case, or we may license third-party software that is more difficult or costly to replace than the third party software we currently license. In addition, integration of our products with new third-party software may require significant work and require substantial allocation of our time and resources. Also, to the extent that our products depend upon the successful operation of third-party products in conjunction with our products, any undetected errors in these third-party products could prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which could result in higher costs. We are also required to monitor our compliance with license agreements from third-party software providers and may be subject to compliance audits and additional license fees or other damages in the event we fail to comply with our license agreements.

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

The majority of our research and development activities are conducted through Taleo (Canada) Inc., our Canadian subsidiary. From 1999 through 2010 we recorded the benefit from refundable tax credits administered through a provincial government program in Quebec, Canada. The tax credits were based upon qualifying research and development expenditures which were primarily salaries for persons conducting research and development activities. For 2009 and 2010, we recorded $2.4 million and $2.8 million, respectively, through this program. As this program expired in 2010, we applied for and were accepted into a different Quebec refundable tax credit program. This new program provides for a larger credit on a broader base of qualifying salaries than the prior program. The refundable credits are treated as a reduction in the qualifying expenses. The total reduction of qualifying expenses of $4.1 million recorded through the third quarter of 2011 includes $1.3 million of additional credits for 2009 and 2010, and $2.8 million of 2011 credits for the nine months ended September 30, 2011.

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

In December 2008 we were notified by the CRA of their intent to audit tax years 2002 through 2007. To date, CRA has issued assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and CAD $6.9 million, respectively. In December 2010 we received a proposal letter from CRA for 2004 detailing their initial proposal of increasing taxable income of CAD $7.2 million. In October 2011, we received a letter from CRA detailing their initial proposal of increasing 2005, 2006, and 2007 taxable income by CAD $5.7 million, CAD $3.8 million, and CAD $4.1 million, respectively. These adjustments relate principally to our treatment of Canadian Development Technology Incentives (“CDTI”) tax credits and income and expense allocations recorded between us and our Canadian subsidiary. We disagree with the CRA’s basis for these adjustments and have appealed their decision through applicable administrative and judicial procedures.

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

We have sought U.S. tax treaty relief through the Competent Authority for the 2002 and 2003 CRA assessments and have indicated our intent to do so for 2004 through 2007 when CRA issues their final assessment. Although we believe we have reasonable bases for our tax positions, it is possible an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular quarter or annual period.

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

In addition, we are currently under review by the province of Quebec regarding the application of the contribution to the Fonds des services de santé (“FSS”), pursuant to the Act respecting the “Régie de l’assurance maladie du Québec” with respect to the stock option benefits derived by Taleo Canada employees participating in the Taleo Corporation stock option plan. We disagree with the conclusion that we are subject to the contribution requirements. We have received final assessments for tax years 2006 through 2008 that we continue to discuss and reconcile with representatives of the Quebec government. We have formally objected to these assessments and plan to object to any future final assessments. Our objections for 2006 through 2008 assessments have been formally rejected by Revenue Quebec and we plan on pursuing all available remedies through the Canadian courts. Based upon a recent court ruling in Quebec that was adverse to a taxpayer in a fact scenario similar to ours, we have recorded a reserve for a potential contribution liability. We believe our reserve recorded is sufficient to cover any potential final assessments for the open years. In the event the audit results in adjustments that exceed our recorded reserve, we may have to accrue additional liabilities which could have a material adverse impact on our operating results.

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

In the ordinary course of a global business, there are many intercompany transactions where the ultimate tax determination on transfer pricing and withholding tax issues is uncertain. Although we believe we are in compliance with transfer pricing laws and regulations in all jurisdictions in which we conduct business, there is no assurance that the final determination of any tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. Non-compliance with administrative procedures for withholding taxes could result in a temporary adverse impact to the Statements of Cash Flows. For example, we have been notified by the German tax authority of the need to follow certain administrative procedures that will require us to advance approximately $0.9 million in withholding taxes. We expect to recover the withholding taxes after complying with the administrative procedures. Until those are complete as determined by the German tax authority, we will have an adverse impact to cash flows from operating activities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Program
July 1, 2011 through July 31, 2011	63,932	$36.87		—	—
August 1, 2011 through August 31, 2011	—	—		—	—
September 1, 2011 through September 30, 2011	—	—		—	—

	63,932	$36.87	(2)	—	—

(1)	In connection with our restricted stock and restricted stock units agreements, we repurchase common stock from employees as consideration for the payment of required withholding taxes.
(2)	Represents the price per share purchased during the three months ended September 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Lease Agreement dated March 16, 2006 by and between BIT Holdings Fifty-Six, Inc., as landlord, and Taleo Corporation, as tenant, for the premises located at 4140 Dublin Boulevard, Dublin, California, as amended (which is incorporated herein by reference to Exhibit 10.1 to Taleo’s Current Report on Form 8-K (File No. 000-51299) filed on September 15, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

Exhibit Index

Exhibit Number	Description

10.1	Lease Agreement dated March 16, 2006 by and between BIT Holdings Fifty-Six, Inc., as landlord, and Taleo Corporation, as tenant, for the premises located at 4140 Dublin Boulevard, Dublin, California, as amended (which is incorporated herein by reference to Exhibit 10.1 to Taleo’s Current Report on Form 8-K (File No. 000-51299) filed on September 15, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALEO CORPORATION

By:	/s/ Douglas C. Jeffries
Douglas C. Jeffries
Executive Vice President and Chief Financial Officer

Date: November 9, 2011