Form 10-K
period 2011-12-31
TALEO CORP
filed 2012-02-29
CIK 1134203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $1,063 million (based on the closing sale price of such shares on the Nasdaq Global Market on June 30, 2011). This calculation excludes the shares of Class A common stock held by executive officers and directors at June 30, 2011. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

On February 9, 2012, the registrant had 41,836,379 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

TALEO CORPORATION

FORM 10-K

FORWARD-LOOKING INFORMATION

This Form 10-K, including Part I, Item 1 — Business and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our pending acquisition by Oracle Corporation, our expectations regarding revenue and operating expenses, cost of revenue, tax and accounting estimates, cash, cash equivalents and cash provided by operating activities, the demand and expansion opportunities for our products, our customer base, our competitive position, and the impact of the current economic environment on our business. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under Part I, Item 1A — Risk Factors or included elsewhere in this Annual Report on Form 10-K. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.     BUSINESS

Overview

Taleo Corporation and its subsidiaries (“we”, “us”, “our”) are leading global providers of on-demand talent management software solutions. We offer recruiting, performance management, compensation, succession planning, learning management, leadership development, and analytics software solutions that help our customers attract and retain high quality talent, more effectively match workers’ skills to business needs, reduce the time and costs associated with manual and inconsistent processes, ease the burden of regulatory compliance, and increase workforce productivity through better alignment of workers’ goals, skills and training, career plans and compensation with corporate objectives. In addition, our solutions are highly configurable which allows our customers to implement talent management processes that are tailored to accommodate different employment types (including salaried and hourly) in different geographies, business units and regulatory environments.

We deliver our solutions on demand as a service that is accessed through an Internet connection and a standard web browser. Our solution delivery model, also called software-as-a-service or SaaS, eliminates the need for our customers to install and maintain hardware and software in order to use our solutions. We believe our SaaS model significantly reduces the time, cost, and complexity associated with deployment in comparison to traditional, on-premise software solutions, and generally offers a lower up-front and total cost of ownership when compared to traditional software solutions. We offer our solutions as a subscription-based service for which our customers pay a recurring annual or quarterly fee during the subscription term.

We market our integrated suite of talent management products to two target audience segments. Taleo Enterprise™, for medium and large enterprises with more complex needs, is sold through our direct sales force and indirectly through our strategic partners. We sell Taleo Business Edition™ to smaller, more centralized organizations, primarily through our direct inside sales team with a focus on Internet marketing efforts. Our complete customer base ranges in size from large, global organizations, including 47 of the Fortune 100, to small, private companies with few employees.

Recent Developments

On February 8, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OC Acquisition LLC (“Parent”), a wholly owned subsidiary of Oracle Corporation (“Oracle”), Tiger Acquisition Corporation, a wholly owned subsidiary of Parent (“Merger Sub”), and Oracle, solely with respect to certain obligations set forth therein, pursuant to which, subject to the satisfaction or waiver of certain conditions therein, Merger Sub will merge with and into Taleo. As a result of the merger, Merger Sub will cease to exist, and Taleo will survive as an indirect wholly owned subsidiary of Oracle.

Upon the consummation of the merger, subject to the terms of the Merger Agreement, which has been unanimously approved by our Board of Directors, each share of Taleo common stock outstanding immediately prior to the effective time of the merger (the “Effective Time”), subject to certain exceptions, will be converted into the right to receive $46.00 in cash, without interest.

The completion of the merger is subject to customary conditions, including without limitation, (i) approval of the merger by our stockholders; (ii) expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (iii) receipt of other required foreign antitrust approvals, if any.

The Merger Agreement contains certain termination rights for both Taleo and Parent, and provides that, upon termination of the Merger Agreement under specified circumstances, including, but not limited to, if we accept a superior acquisition proposal, we may be required to pay Parent a termination fee of $66.0 million. We may also be required to reimburse Parent for up to $5.0 million of its out-of-pocket expenses in connection with the transaction under certain circumstances.

A description of the Merger Agreement is contained in our Current Report on Form 8-K filed with the SEC on February 9, 2012, and a copy of the Merger Agreement is attached thereto as Exhibit 2.1.

The Talent Management Market

Talent management encompasses multiple complex processes that together play a vital role in helping organizations attract, develop, motivate, compensate, and retain human capital to more effectively achieve business objectives. Most organizations no longer view human capital as an expense to be minimized, but instead as an asset to be developed and optimized. Modern, innovative organizations now recognize that much of their value resides in human capital. This shift in thinking has mirrored the evolution of talent management from discrete, manual, paper-based processes to a technology-enabled, strategic initiative that integrates multiple processes. At the same time, demographic trends in certain working populations and the increasing rate of voluntary and involuntary job turnover have made the ability to manage talent wisely a pressing need in organizations today.

To increase their return on investment in human capital, organizations understand the need to systematically focus on measures such as quality of hire, time-to-productivity, internal employee mobility, employee retention, employee engagement, employee contribution, and pay for performance. Systematically pursuing these goals requires the comprehensive, unified view of talent management that our solution provides.

Software-as-a-Service Delivery Model

Our software-as-a-service, delivery model enables our proprietary software solutions to be implemented, accessed and used by our customers remotely through an Internet connection, a standard web browser and a variety of other access points such as smart phones, handheld devices, and productivity tools like Microsoft Outlook. Our solutions are hosted and maintained by us, thus eliminating the customer’s time, risk, headcount and costs associated with installing and maintaining applications within their own information technology infrastructures. As a result, we believe our solutions require less initial investment in third-party software, hardware and implementation services resulting in lower ongoing support costs than traditional enterprise software. The SaaS model also enables advanced information technology infrastructure management, security, disaster recovery, and other best practices to be leveraged by smaller customers that might not otherwise be able to implement such practices in their own information technology environments. Our SaaS delivery model also enables us to take advantage of operational efficiencies. Since updates and upgrades to our solutions are managed by us on behalf of our customers, we are able to implement improvements to our solutions in a more rapid and uniform way. As a result, we are required to support fewer old versions of our solutions. This allows our development resources to focus more effort on creating innovative new products.

We believe our SaaS delivery model, coupled with our subscription-based license model, effectively replaces the large, front-loaded cost, typical of most traditional licensed enterprise software deployments with a lower risk, pay-as-you-go model. We believe the SaaS model is well suited to the talent management market in which we operate.

Our Talent Management Suite

We market our full suite of talent management products to two markets, Small and Medium Businesses (“SMB”) and Enterprise. Taleo Enterprise is designed for larger organizations with more complex needs. It provides support for unified, end-to-end talent management processes ranging from sourcing, recruiting and onboarding to performance management, goals management, development planning, succession planning, compensation, and learning. Taleo Business Edition is marketed to smaller, more centralized organizations, stand-alone departments and divisions of larger organizations, and staffing companies. Taleo Business Edition supports recruiting, onboarding, performance management, compensation and learning. Our solutions are designed to address multiple types of candidates and employees, including professional and hourly, with support for multiple languages as well as differing geographic and cultural requirements.

Our solutions are accessed through intuitive role-specific user interfaces, which allows only the content and functionality relevant to a specific user — whether a candidate, current employee, corporate recruiter, agency, line manager or system administrator — to be easily accessed by that user. The candidate-facing portions of Taleo Enterprise solutions are available in 31 languages. Taleo Business Edition is currently available in four languages.

Taleo Enterprise

Taleo Enterprise consists of the following modules from our talent management suite:

Taleo Recruiting ™ provides organizations with comprehensive tools to manage all types of recruiting including salaried employees, hourly workers, contingent labor, and to manage all types of programs and processes including campus recruiting, workforce mobility programs, and recruiting agencies. Taleo Recruiting offers broad and deep functionality for requisition management, sourcing, applicant tracking, screening, assessment, referral management, and offer management.

Taleo Onboarding ™ helps organizations accelerate time to productivity for new employees by streamlining new hire paperwork and the provisioning of equipment and other key resources.

Taleo Performance ™ provides tools to help transform traditional employee assessment from an annual event to an ongoing, business-driven, evaluation and process improvement tool.

Taleo Development ™ helps employees and managers create focused and dynamic career and development plans to improve individual performance and increase retention.

Taleo Goals ™ helps companies gain greater control over business outcomes by automating the creation, alignment and monitoring of organizational goals.

Taleo Succession ™ provides access to a complete view of internal and external talent and to put the right people in the right roles to deliver on business goals.

Taleo Compensation ™ enables organizations of any size, geographic distribution, or complexity to focus attention and compensation budget on the top performing employees that are most critical to success.

Taleo Learn TM helps organizations create, deliver, and track learning and training programs tied to compliance, regulatory, job role, and onboarding requirements. Organizations can tailor the mix of formal and social learning to include both structured curriculum and communities where experts share what they know.

Taleo Enterprise also includes several platform modules that may be used in conjunction with our talent management solutions. These modules help organizations gain strategic visibility across all of their talent management functions and integrate Taleo products to other internal and external systems.

Taleo Analytics ™ gives customers a tool to gain strategic insights into their talent management practices through a metrics configuration tool, standard analytics dashboards, and dashboard authoring tools.

Taleo Anywhere ™ provides access to Taleo solutions through many alternative platforms such as smartphones, common productivity tools like Microsoft Outlook, and through alternate Web 2.0 means such as RSS feeds.

Taleo Connect ™ gives customers the option for Taleo to manage their integrations or use self-service tools to build, monitor, and maintain their own integrations to corporate backend systems.

Taleo Passport ™ opens up the Taleo ecosystem with turnkey integration to a wide variety of certified solution partners for background checks, assessments, tax credit screening, video interviewing, and more.

Taleo Business Edition

Taleo Business Edition consists of the following modules from our talent management suite:

Taleo Recruit ™ facilitates an organization’s employee recruiting process. Taleo Recruit offers three service options that enable small businesses to acquire talent. The user interface allows users to create a customer specific talent management system with configurable objects, fields, layouts, views, workflow, reports, and integration.

Taleo Onboard ™ automates the new hire process by enabling every department involved in the onboarding process to receive task assignments and update progress as tasks are completed.

Taleo Perform ™ helps companies define and monitor the full employee review cycle. Managers can initiate the review process and support employee self-appraisals, manager assessments, and multi-rater reviews. Taleo Perform enables managers to establish quantitative and qualitative employee goals and align employee goals to broader company goals. A secure employee portal enables employees to submit self-assessments online and provides access to basic employee data, company messaging, assigned goals, performance reviews, and career planning.

Taleo Comp ™ enables small enterprises to determine the total cost of a compensation cycle and apply maximum and minimum limits. Managers may use multiple performance reviews to allocate merit and bonus pay based on employee achievement over a period of time.

Taleo Learn™ helps organizations create, deliver, and track learning and training programs tied to compliance, regulatory, job role, and onboarding requirements. Organizations can tailor the mix of formal and social learning to include both structured curriculum and communities where experts share what they know.

As with Taleo Enterprise, Taleo Business Edition also includes the following platform modules that may be used in conjunction with our talent management solutions:

Taleo Insight™ provides customers with reporting and analysis to gain strategic insight into their talent management practices. Customers are able to optimize their talent processes through standard reports, custom reports, dashboards, and scheduling.

Taleo Connect™ for Business Edition provides organizations with data integration capabilities for synchronizing candidate and employee data with their systems of record.

Taleo Talent Grid

The Taleo Talent Grid™ provides a comprehensive online community for Taleo customers, partners, and job seekers to share best and next practices, select and deploy innovative solutions and interact to match jobs with the best talent. The Taleo Talent Grid includes: (1) Taleo Knowledge Exchange™, an online customer forum and social network for Taleo customers to share and discuss talent management topics, product ideas, and best practices in a quick, social manner; (2) Taleo Solution Exchange™, an online partner application and solution marketplace that enables customers to explore, evaluate, demo, and compare products and services from the Taleo partner ecosystem. This includes a wide variety of talent management categories including sourcing, assessments, tax credit screening, background checks, learning content, workforce planning, and more; and (3) Taleo Talent Exchange™, a crowd-sourced talent marketplace through which the Taleo community of customers can source active and passive candidates, share candidates, and enable job seekers to find the right positions and easily apply for open positions using their Taleo Universal Profile. Taleo Talent Grid is accessible through Taleo on demand talent management solutions for companies of all sizes.

Our Growth Strategy

Our objective is to become the leading global provider of unified talent management solutions. Key elements of our strategy include:

Expanding our target market opportunity. We intend to continue to expand and better serve our potential customer base by tailoring solutions, service offerings and marketing campaigns to address the needs of specific commercial and public sector vertical markets, geographies and organizational sizes.

Increasing cross selling and Talent Management Suite deals. Taleo offers one of the broadest sets of talent management capabilities of any SaaS vendor in our market, covering the core talent management offerings of recruiting, performance management, succession, compensation, and learning. We intend to continue our efforts to gain market share across all of these product categories by increasing the cross selling of additional talent management offerings to existing customers as well as selling new customers a complete talent management suite solution.

Extending our multinational customer base. We believe the increasing globalization of large organizations provides us with substantial opportunities to capitalize on our leadership in global deployments. With the acquisition of Jobpartners Limited in July 2011, we approximately doubled our enterprise customer base in Europe and became one of the largest SaaS-based talent management vendors in the region. We intend to continue expanding our efforts to deploy our solutions to more organizations that are based outside of North America. We also intend to continue to enhance our multinational functionality and to expand our investment in our international operations to support organizations of all sizes globally.

Expanding our solution offerings. We intend to continue our efforts to enhance and expand our industry-leading suite of talent management solutions to deliver additional new products as well as cross-product functionality that we can sell to our customer base and to new customers. We will continue this expansion through our internal development initiatives, such as our development of a compensation management solution for smaller, less complex organizations. We may also pursue strategic acquisitions like our acquisitions of Learn.com, Inc., through which we added solutions for learning management, and Worldwide Compensation, Inc., through which we added solutions for compensation management and incentive compensation for larger, more complex organizations. We intend also to further extend our solutions by offering talent intelligence and associated analytical functionality that leverages data from all of our core product offerings and enables our customers to gain strategic insight and assist in making decisions regarding their human capital resources.

Extending our technology leadership. We believe we have established competitive advantages through our SaaS-based and service oriented architectures, and through our technology infrastructure platform that enables us to deliver cost effective and high availability SaaS solutions. Our advanced infrastructure platform and associated solutions enable us to both serve the very largest and complex customers as well as our SMB customers with cost effective solutions. We intend to continue to leverage our experience and internal development resources to continue to develop our technology platform, infrastructure and applications to leverage new technologies and methodologies, such as Web 2.0 design principles, social collaboration functionality, and mobile accessibility to further capitalize on the talent management market opportunity.

Enhancing our human capital resources. We believe we have a competent and competitive work force, which we will continue to enhance in both quantity and quality of. We provide a stimulating and interesting work environment with ample opportunities to learn and to prosper professionally. Having a competent and competitive workforce is of utmost importance, and we intend to reinforce our best practices to acquire and retain the best possible talent in the industry.

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

Our Taleo Compensation software applications, which we added through our acquisition of Worldwide Compensation, Inc., and the Taleo Talent Grid are on a separate technology platform, are written in Java and use MySQL® as the relational database management system.

Our On-Demand Infrastructure

Our infrastructure is designed to achieve high levels of security, scalability, performance and availability. We use commercially available hardware in our data centers. Our software architecture runs on the Linux operating system. Our solutions use some proprietary and commercially available software as well as open-source software components for enhanced reliability, scalability and a secure computing environment, which can scale to accommodate transaction load increases. Our secure Internet facing infrastructure includes load balancing and secure socket layer encrypting devices, anti-virus appliances and security technology that allows us to detect and prevent unauthorized access to our infrastructure. Our tiered and virtualized application architecture deploys specialized systems and application functions on distinct server clusters for web, application, database management, search, reporting, utility, and storage services. Each server cluster is implemented with redundancy which allows us to scale systems and application capacity and provide high on demand availability of our solutions. All of our equipment and systems are remotely operated, monitored and managed by our personnel working on a 24/7 schedule. Key technology specialists and managers are also on call at all times on a rotating basis. Our monitoring technology uses industry leading system monitoring and performance monitoring tools and we have also developed our own customized monitoring tools for added insight into the performance and availability of our systems.

We provide a highly secure computing environment as well as high application availability. Each customer is provided with its own secure virtual application instance, which we refer to as a Zone. Each customer Zone includes the customer’s own standard encrypted database schema, text translation management, configuration settings, reporting tools, and data integration tools. Customers share hardware infrastructure at all tiers. The scalable design of the software and hardware infrastructure allows us to deploy customer Zones and balance transaction load across any number of servers to ensure consistent high performance of applications.

Our business continuity measures include a comprehensive data backup program consisting of daily incremental database backups to disk and full weekly backups to disk which we store in an encrypted format. In the fourth quarter of 2011, we opened a new datacenter which operates as the disaster recovery site of our primary U.S. data center. The data of Taleo Enterprise customers that is hosted in our primary U.S. data center is mirrored several times per day to this separate, geographically distinct disaster recovery data center, and the data of Taleo Enterprise customers that is hosted in our primary data center in the European Union (“EU”), is fully backed up and copied at least once weekly to a separate geographically distinct data center.

DataCenters

We currently deliver our Taleo Enterprise solutions from secure co-location datacenters operated by third parties in which we have purchased cage space, electrical power and cooling. Redundant Internet connectivity and bandwidth is provided by an alternate third party. We currently deliver our secure Taleo Business Edition and Taleo Talent Grid solutions via third party managed services arrangements.

Taleo Services

Professional Services supports both the Taleo Enterprise and Taleo Business Edition needs of our customers. Our professional services organization leverages our consultants’ and educators’ domain expertise and our proprietary tools, best practices, and methodologies to provide implementation services, solution optimization, expansion services, technical services and education services that help our customers maximize their return on investment. We also subcontract or refer consulting engagements or portions of consulting engagements to our third-party implementation partners from time to time.

Taleo Services Methodologies

We have developed methodologies that enable us to accelerate the deployment of our solutions across a variety of industries and talent management environments:

Taleo Implementation Methodology — Working with Fortune 500 companies as well as smaller sized organizations, we have developed methods to optimize critical business processes, while maintaining the integrity of our customers’ business drivers. The Taleo Implementation Methodology addresses specific processes for Talent Management key initiatives such as recruiting, onboarding, performance reviews, goals management, career management, development planning, succession planning, learning and compensation. Our Taleo consultants work with our customers to implement our solutions utilizing solution workflows, best practices, and business requirements.

Talent Practices Knowledge Base — Our talent practices knowledge base (which we call “Green Pages”) enables us to understand an organization’s overall talent management environment, including internal and external business drivers, evaluate talent management processes and to recommend best practices to optimize these processes. Green Pages is a searchable database of descriptions of the complex talent management challenges faced within different industries and geographies. Green Pages also provides specific details of the solutions our consultants implemented to address these challenges and the results obtained. This knowledge base reflects years of talent management experience across a wide variety of industries. Our consultants use the collective data from our knowledge base to help our new customers solve their complex talent management challenges and to help our existing customers hone their talent management practices and processes.

Implementation Services

Our Taleo implementation services typically begin with an evaluation of a customer’s current talent management practices. Services include process definition, configuration of the solutions, and integrations with existing applications to fit each organization’s dynamic business requirements. We have a dedicated project management office that equips our consultants with a library of toolkits, forms, training documentation and workshop templates. The project management office also audits active customer engagements quarterly to help ensure consistent quality.

Taleo customers can also leverage standard implementation packages that are focused on rapid implementation to achieve value quickly from our solutions.

Solution Optimization and Expansion

We provide ongoing solution optimization and expansion services to help our customers achieve desired results in quality improvement, increased productivity, cost savings and operational effectiveness after the initial deployment of our solution. We work with our customers to optimize their talent management processes and we modify, as well as expand configuration of our solutions to increase their effectiveness, where necessary. In collaboration with customer project leaders, we establish an ongoing process for solution optimization. Using this process, our customers can promote best practice usage and end user adoption after our solutions have been deployed.

Technical Services

We offer comprehensive technical services to help our customers integrate our solutions with other third-party solutions within our customers’ system portfolios. Many of our clients leverage our technical expertise to assist with technical engagements such as data conversion, ongoing data interfaces, single sign-on for internal users, third-party integration and technical readiness assessments. We also provide services to identify and develop reports and dashboards using our advanced reporting technology. We work with our clients in various ways, from knowledge transfer to help them better use our self-service technology, to full-service, on-site implementation projects.

Training

Through Taleo University, we offer a full range of educational services to foster customer self-sufficiency. These services include: program and adoption planning, pre-deployment classroom training, train-the-trainer programs, system administrator training, post-deployment specialty training, upgrade training and a full catalogue of interactive, self-study eLearning/web-based training courses. We also offer a variety of training tools to drive user adoption, including training manuals, process user guides, feature training exercises, a self-service website for training scheduling and registration, post-training assessment and certification, and both synchronous and asynchronous web-based training options for remote users. Customers may license Taleo University courseware and trainer kits for in-house use or license the Taleo Proficiency learning content development tools to build their own custom elearning programs. Our solutions are designed to meet the requirements of customers of various sizes, and we measure all training engagements for quality and customer satisfaction.

Customer Support

Our global customer support organization for Taleo Enterprise provides both proactive and customer-initiated support for all Taleo products. We deliver customer assistance appropriately aligned to the market needs for each product via universal toll-free telephone access, internet “‘click-to-chat’” technology, and our web-based incident management system to our customers’ designated points-of-contacts. Our customer support organization tracks all customer support requests in our incident management system and displays the status of these requests to the user through our Customer Support Portal, enabling users to know the status of their support requests, the person responsible for resolving them, and the targeted timing and process for resolution. Our Customer Support Portal, directly accessible through our Taleo solutions, gives customers easy access to: our incident management system; our knowledge database, which enables easy search of documentation and solutions; our reporting system which allows customers to see real-time support metrics for their issues; and our production portal, which provides real-time views and reports on the health, performance, and activity of a customer’s Zone.

Customer support is provided from support centers in seven locations operating globally in a follow-the-sun model. In North America, customer support operates from Quebec City, Canada, Jacksonville, Florida, Sunrise, Florida, and our corporate headquarters in Dublin, California. Internationally, customer support operates from the Greater London area, Edinburgh, Scotland, and Sydney, Australia. We utilize our corporate Voice over IP, or VoIP, telephone system coupled with web-based tools and systems to deliver seamless service to our customers, irrespective of the point of delivery. Our customer support management team utilizes real-time analytic dashboards to monitor performance and make rapid adjustments to ensure consistency in our service levels. Our senior customer support executives receive automated alerts for escalated issues, review the analytic dashboards, customer satisfaction reports, and take appropriate action to ensure that we maintain customer satisfaction.

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

Sales and Marketing

We sell subscriptions to our Taleo Enterprise solutions through our global direct sales force and through our strategic partners. Our direct sales organization has field sales professionals in metropolitan areas throughout the United States, Canada, Europe and Australia. Our Taleo Enterprise direct sales force consists of regional sales managers, solution consultants, and business development representatives that sell our solutions to new customers. We also maintain a separate team of account executives that focuses on renewing and selling new solutions and services to existing Taleo Enterprise customers. In addition, we have developed partnerships and direct sales relationships with business process outsourcing (BPO), human resources outsourcing (HRO), and recruitment process outsourcing (RPO), providers. Our BPO, HRO, and RPO partners use our solutions to manage talent management for their customers as part of their broader human resource solution offerings. Taleo Business Edition offerings are sold primarily through an inside sales team.

Our marketing programs are designed to increase awareness of our solutions with prospects and customers and enhance our brand positioning as the talent management leader. Our marketing initiatives include industry research, product and strategy updates with industry analysts, public relations activities, web and social media marketing, direct mail and relationship marketing programs, seminars, industry specific trade shows, speaking engagements and cooperative marketing with customers and partners. Our marketing team generates qualified leads and provides programs for prospects and customers that build awareness and generate demand for our existing solutions as well as new products and services. Our marketing department also produces materials that include brochures, datasheets, white papers, product presentations, demonstrations, and other marketing tools posted on our corporate website. We also generate awareness through digital and print advertising in business and trade magazines, websites, search engines, seminars, and direct customer and partner events.

Research and Development

Our research and development organization consists of product management, development and quality assurance employees. Our research and development organization is primarily located in Quebec City, Canada and Jacksonville, Florida. We also have development staff in Dublin, California and other locations. We use independent development firms or contractors for portions of our development related work, with current research and development efforts occurring in Budapest, Hungary, Kiev, Ukraine, and Krakow, Poland. Our development methodology allows us to implement flexible development cycles that result in more timely and efficient delivery of new solutions and enhancements to existing solutions. We focus our research and development efforts on improving and enhancing our existing solution offerings as well as developing new solutions. The responsibilities of our research and development organization include product management, product development, and software maintenance. We allocate a portion of our research and development budget to the development of our technology platform, including our Talent Master Structured Data Platform (discussed above) and the platform underlying the configuration capabilities of our solutions (what we refer to as Configurable Staffing Process Platform). Our research and development expenditures, net of provincial qualified wage credits we receive from the province of Quebec for qualifying research and development expenditures, are expensed as incurred.

Competition

The market for talent management solutions is highly competitive and rapidly evolving. We believe that the principal competitive factors in this market include:

•	product performance and functionality;

•	breadth and depth of functionality;

•	multinational capabilities;

•	ease of implementation and use;

•	security and data privacy;

•	ability to integrate with third-party solutions;

•	scalability and reliability;

•	sales and marketing efforts;

•	company reputation and brand name recognition;

•	financial stability; and

•	price.

We believe that we generally compete favorably with respect to these factors. Our solutions compete with enterprise resource planning software from vendors such as Oracle and SAP and also with products and services from vendors such as ADP, Cezanne, Cornerstone OnDemand, Halogen Software, Healthcare Source, HRSmart, iCIMs, Jobvite, Kenexa Corporation, Kronos, Lumesse, PeopleFluent, Saba Software, SilkRoad Technology, SuccessFactors, SumTotal Systems, and Workday.

Our current and potential competitors include large, multinational, well-capitalized companies who have a larger install base of users, longer operating histories, greater name recognition, and substantially greater technical, marketing, and financial resources. In addition, we compete with smaller companies who may adapt better to changing conditions in the market. Our competitors may develop products or services that will be superior to our products, or that will achieve greater market acceptance.

Intellectual Property

We rely on a combination of trademark, patent, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology, services methodology and brand. We have registered trademarks for certain of our products and services and will continue to evaluate the registration of additional trademarks as appropriate. Taleo is a registered trademark in the United States, European Union, Australia, Canada and Singapore and in various other jurisdictions. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information.

Business Combinations

Over the past three years, we expanded our market share, acquired new technology or supplemented our technology by purchasing businesses and assets focused in the talent management market. During this time period, we acquired the following businesses:

•	JobPartners Limited (“Jobpartners”) on July 1, 2011. This acquisition increased our customer base in Europe and gives us an increased presence in the SaaS-based talent management industry in Europe.

•	Cytiva Software Inc. (“Cytiva”) on April 1, 2011. The acquisition of Cytiva improved our position in talent management for small and medium-sized businesses and expands our customer base.

•	Learn.com, Inc. (“Learn.com”) on October 1, 2010, which enabled us to provide learning and development solutions to complement our existing talent management products.

•	Worldwide Compensation, Inc. (“WWC”) on January 1, 2010. This acquisition allowed us to directly offer a compensation management solution to larger, more complex organizations.

Employees

As of December 31, 2011, we had 1,414 employees, including 88 employees from our acquisition of Jobpartners and 22 employees from our acquisition of Cytiva. None of our employees are represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relationship with our employees to be good.

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

The pendency of our agreement to be acquired by Oracle could have an adverse effect on our business.

On February 8, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OC Acquisition LLC (“Parent”), a wholly owned subsidiary of Oracle Corporation (“Oracle”), Tiger Acquisition Corporation, a wholly owned subsidiary of Parent (“Merger Sub”), and Oracle, pursuant to which, subject to the satisfaction or waiver of certain conditions therein, Merger Sub will merge with and into Taleo. As a result of the merger, Merger Sub will cease to exist, and Taleo will survive as an indirect wholly owned subsidiary of Oracle. Upon the consummation of the merger, subject to certain exceptions, each share of our common stock issued and outstanding immediately prior to the merger will be converted into the right to receive $46.00 in cash, without interest.

The announcement and pendency of the acquisition by Oracle could cause disruption in the business, including experiencing (i) the potential loss or disruption of customer, vendor or other commercial relationships prior to the completion of the merger, including, but not limited to, as a result of the merger or their potential unwillingness to do business with Oracle, or (ii) a potential negative effect on our ability to retain management, technical, sales and other key personnel as a result of the announcement of the merger. Such disruptions may continue to occur through the closing of the merger.

The Merger Agreement generally requires us to operate our business in the ordinary course of business pending consummation of the merger, but includes certain contractual restrictions on the conduct of our business. In addition, the pendency of the acquisition by Oracle and the completion of the conditions to closing could divert the time and attention of our management.

All of the matters described above, alone or in combination, could materially and adversely affect our business, financial condition, results of operations and stock price.

The failure to complete the merger with Oracle could adversely affect our business.

We cannot provide assurance that our pending acquisition by Oracle will be completed. If the pending merger is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. On February 8, 2012, the day before the announcement of the pending merger, our stock’s closing price was $38.94. On February 9, 2010, following the announcement of the pending merger, our stock’s closing price was $45.64.

In addition, on February 14, 2012, a purported class action lawsuit on behalf of our stockholders was filed in the Delaware Court of Chancery, captioned Coyne v. Taleo Corporation, et al, Case No. 7245. On February 24, 2012, a second purported class action lawsuit was filed in the Delaware Court of Chancery, captioned Elliott v. Taleo Corporation, et al, Case No. 7279. The complaints name as primary defendants the Company and the members of our board of directors and generally allege that the defendants violated the fiduciary duties owed to stockholders by approving the Company’s agreement to be acquired by Oracle. The complaints allege that the defendants engaged in an unfair process, agreed to unfair deal terms, and agreed to a price that allegedly fails to maximize value for stockholders. The complaints also allege that Oracle (and its wholly-owned subsidiaries created to effect the merger) aided and abetted the board members’ alleged breach of fiduciary duty. The complaints seek, among other things, declaratory and injunctive relief, including an injunction halting the merger.

Also, under certain circumstances specified in the Merger Agreement, we may be required to pay Oracle a termination fee of approximately $66.0 million and reimbursement of out-of-pocket expenses of up to $5.0 million. A failed transaction may also result in negative publicity and a negative impression of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of our acquisition by Oracle and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, partners, vendors and employees, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the acquisition or merger, if the acquisition or merger is not consummated.

We have a history of losses, and we cannot be certain that we will sustain profitability.

With the exception of the years ended December 31, 2007, 2009 and 2010, we have incurred annual net losses in every year since our inception. As of December 31, 2011, our accumulated deficit was $94.0 million, comprised of aggregate net losses of $80.2 million and $13.8 million of dividends and issuance costs for preferred stock. In the year ended December 31, 2011, we reported a net loss of $17.4 million. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis in the future. As we continue to incur costs associated with initiatives to grow our business, which may include, among other things, acquisitions, international expansion, significant hiring, and new product development, any failure to increase revenue or manage our cost structure could prevent us from achieving or sustaining profitability. For instance, in the years ended December 31, 2010 and December 31, 2011, our results were negatively impacted by amortization expense for intangible assets associated with acquisitions. In the near term, we expect to continue to incur significant amortization expense for intangible assets associated with our past acquisitions. In addition, we may incur losses as a result of revenue shortfalls or increased expenses associated with our business. As a result, our business could be harmed and our stock price could decline.

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

We have made, continue to make and routinely evaluate acquisitions or investments in companies, products, services, and technologies to expand our product offerings, customer base and business. For example, in January 2010 we completed our acquisition of WWC, in October 2010 we completed our acquisition of Learn.com, in April 2011 we completed our acquisition of Cytiva and in July 2011 we completed our acquisition of Jobpartners. We have limited experience in executing acquisitions and investments. Acquisitions and investments involve a number of risks, including the following:

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

We generally recognize revenue from software subscription agreements ratably over the terms of these agreements, which are typically three or more years for our Taleo Enterprise customers and one year for our Taleo Business Edition customers. As a result, a substantial majority of our software subscription revenue in each quarter is generated from software subscription agreements entered into during prior periods. Consequently, a decline in new software subscription agreements in any one quarter may not affect our results of operations in that quarter, but could reduce our revenue in future quarters. Additionally, the timing of renewals or non-renewals of a software subscription agreement during any one quarter may affect our financial performance in that particular quarter or may not affect our financial performance until the next quarter. For example, because we recognize subscription and support revenue ratably, the non-renewal of a software subscription agreement late in a quarter will have very little impact on revenue for that quarter, but will reduce our revenue in future quarters. Accordingly, the effect of significant declines in sales and customer acceptance of our solutions may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenue for that quarter and we may not be able to offset a decline in revenue due to such non-renewals with revenue from new software subscription agreements entered into in the same quarter. In addition, we may be unable to adjust our costs in response to reduced revenue.

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

Additionally, in the past we have experienced, and expect to continue to experience, intense competition from a number of companies. Our solutions compete with enterprise resource planning software from vendors such as Oracle and SAP and also with products and services from vendors such as ADP, Cezanne, Cornerstone OnDemand, Halogen Software, Healthcare Source, HRSmart, iCIMs, Jobvite, Kenexa Corporation, Kronos, Lumesse, PeopleFluent, Saba Software, SilkRoad Technology, SuccessFactors, SumTotal Systems, and Workday. Our competitors may announce new products, services or enhancements that better meet changing industry standards or the price or performance needs of customers. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.

Certain of our competitors and potential competitors have significantly greater financial, technical, development, marketing, sales, service and other resources than we have. Some of these companies also have a larger installed base of customers, longer operating histories and greater brand recognition than we have. Certain of our competitors provide products that incorporate capabilities which are not available in our current suite of solutions, such as automated payroll and benefits, or services that we do not currently offer, such as recruitment process outsourcing services. Products with such additional functionalities may be appealing to some customers because they can reduce the number of different types of software or applications used to run their business and such additional services may be viewed by some customers as enhancing the effectiveness of a competitor’s solutions. In addition, our competitors’ products may be more effective than our products at performing particular talent management functions or may be more customized for particular customer needs. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.

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

There has been vendor consolidation in the industry in which we operate and we believe such consolidation is likely to continue, which could weaken our competitive position. For example, in December 2011, SAP announced an agreement to acquire SuccessFactors. After the closing of this acquisition, SuccessFactors will benefit, when competing with us, from SAP’s greater financial, technical, development, marketing, sales, services, installed base of customers, and brand recognition. There may also be consolidation by one or more vendors with respect to the product sets currently offered by distinct talent management and human resource software vendors. Additional consolidation within our industry would continue to intensify the competitive landscape in ways that would adversely affect our ability to compete effectively.

Our competitors may also establish or strengthen cooperative relationships with our current or future BPOs, HROs, systems integrators, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our solutions. Disruptions in our business caused by these events could reduce our revenue.

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

In addition, in March 2009, we announced that we had completed a review of our revenue recognition practices and, as a result of this review, we restated certain financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. The restatement resulted in the deferral to future periods of $18.0 million of professional services revenue and approximately $0.2 million in subscription and support revenue previously recognized through June 30, 2008. Amounts in our previously issued consolidated financial statements for the years ended December 31, 2003 through 2007, and the interim condensed consolidated financial statements for each of the periods ended March 31, 2008 and June 30, 2008, have been corrected for the timing of revenue recognition for professional services revenue during these periods, as well as to correct an error relating to the timing of revenue recognition for set-up fees, an element of our subscription and support services revenue. In connection with such review we identified certain control deficiencies relating to the application of applicable accounting literature related to revenue recognition. These deficiencies constituted a material weakness in internal control over financial reporting as of September 30, 2008, which led to items requiring correction in our historical financial statements and our conclusion to restate such financial statements to correct those items. Specifically, the control deficiencies related to our failure to correctly interpret the multi-element accounting guidance in determining the proper accounting treatment when subscription and support and professional services are sold together.

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

Although we back up customer data stored on our systems at least daily, the hosting infrastructure for all our product lines does not currently include real-time, or near real-time, mirroring of data storage and production capacity in more than one geographically distinct location. Thus, in the event of a physical disaster, or certain other failures of our computing infrastructure, customer data from recent transactions may be permanently lost.

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

We currently deliver our Taleo Enterprise solutions from secure co-location datacenters operated by third parties in which we have purchased cage space, electrical power and cooling. Redundant Internet connectivity and bandwidth is provided by an alternate third party. We currently deliver our Taleo Business Edition and Taleo Talent Grid solutions via third party managed services arrangements. We do not control the operation of any of the datacenter facilities mentioned above and must rely on our vendors to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. Although we believe we would be able to enter into a similar relationship with another third party should one of these relationships fail or terminate for any reason, we believe our reliance on any third-party vendor exposes us to risks outside of our control. If these third-party vendors encounter financial difficulty such as bankruptcy or other events beyond our control that cause them to fail to secure adequately and maintain their hosting facilities or provide the required data communications capacity, our customers may experience interruptions in our service or the loss or theft of important customer data.

We may in the future consolidate certain of our datacenters with our other existing datacenters, or move certain datacenter operations to new facilities. For example, in 2010, we consolidated our U.S. production datacenter operations for our Taleo Enterprise solution into a new facility in the Chicago, Illinois area, and in 2011 we consolidated data centers for our Vurv and WWC solution customers into the same Chicago facility. When we consolidated these datacenter operations, we relocated existing hardware, purchased new hardware, and transferred all of our Taleo Enterprise customers’ proprietary information and their users’ personal information. Although we take reasonable precautions designed to mitigate the risks of such a move, such transitions create increased risk of service disruptions, outages and the theft or loss of important customer and user data that could harm our reputation, subject us to financial liability, and adversely affect our revenue and earnings. We may also elect to open computing and communications hardware operations at additional third-party facilities located in the United States, Europe or other regions. We are not experienced at operating such facilities in jurisdictions outside the United States and Europe and doing so may pose additional risk to us.

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

We have partnered with a number of BPO and HRO providers that resell our solutions as a component of their outsourced human resource services and we intend to partner with more BPOs and HROs in the future. If customers or potential customers begin to outsource their talent management functions to BPOs or HROs that do not resell our solutions, or to BPOs or HROs that choose to develop their own solutions, our business will be harmed. In addition, we have relationships with third-party consulting firms, system integrators and software and service vendors who provide us with customer referrals, integrate their complementary products with ours, cooperate with us in marketing our products and provide our customers with system implementation or other consulting services. If we fail to establish new strategic relationships or expand our existing relationships, or should any of these partners fail to work effectively with us or go out of business, our ability to sell our products to new customers and to increase our penetration into the existing customer base may be impaired.

A portion of our revenue is generated by sales to government entities, which is subject to a number of challenges and risks, including risks associated with failure to comply with government contracting regulations.

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

Our contracts with governmental customers may also be subject to various procurement regulations and other contract provisions, and governments routinely audit and investigate government contractors to confirm compliance with such regulations and provisions. We have been, and may in the future be, subject to such audits and investigations. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages. Qui tam actions are sealed by the court at the time of filing. The only parties privy to the information in the complaint are the complainant, the U.S. government and the court. Therefore, it is possible that qui tam actions have been filed against us and that we are not aware of such actions or have been ordered by the court not to discuss them until the seal is lifted. Thus, it is possible that we are subject to liability exposure for qui tam actions. As a result of an audit, investigation or qui tam action, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture or refund of profits or certain fees collected, suspension of payments, fines, and suspension or prohibition from doing business with the government entity. For example, in August 2011, we settled claims asserted by the U.S. government in a qui tam action for approximately $6.5 million. In addition, we could suffer serious reputational harm if allegations of impropriety are made against us, and any interruption or termination of our government contractor status could reduce our profits and revenues significantly.

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

During the year ended December 31, 2011, revenue generated outside of the United States was 19% of total revenue, based on the location of the legal entity of the customer with which we contracted. Of the revenue generated outside the United States, 10% was generated in Europe and 5% was generated in Canada. We conduct research and development in Quebec, Canada and Poland as well as other international locations. We currently have international offices outside of North America in Australia, France, the Netherlands, Germany, Spain and the United Kingdom, which focus primarily on selling and implementing our solutions in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

•	greater difficulty in supporting and localizing our products;

•	greater difficulty in localizing our marketing materials and legal agreements, including translations of these materials into local language;

•	changes in a specific country’s or region’s political or economic conditions;

•	competition from more internationally established companies;

•

challenges inherent in efficiently managing an increased number of employees or independent contractors over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	differing pricing expectations;

•	limited or unfavorable intellectual property protection; and

•	restrictions on repatriation of earnings.

If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

Fluctuations in the exchange rate of foreign currencies could result in currency transaction losses, which could harm our operating results and financial condition.

We currently have foreign sales denominated in foreign currencies, including the Australian dollar, British pound sterling, Canadian dollar and the Euro, and may in the future have sales denominated in the currencies of additional countries. We also incur a substantial portion of our operating expenses in British pound sterling, Canadian dollar and the Euro. Any fluctuation in the exchange rate of these foreign currencies may positively or negatively affect our business, financial condition and operating results. For instance, in 2011, the impact of changes in foreign currency exchange rates compared to the average rates in effect during 2010 was a $0.6 million loss. In 2012, the volatility in exchange rates for foreign currencies may continue and, as a result, we may continue to see fluctuations in our revenue and expenses, which may impact our operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

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

We are sometimes subject to legal proceedings and claims that arise in the course of business. We are currently a defendant or potential defendant in a number of matters described in more detail in Note 9 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in this Form 10-K. Litigation may result in substantial costs, including lengthened or discontinued sales cycles due to concerns of existing or prospective customers with respect to litigation, and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. See Note 9 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in this Form 10-K, for further information regarding pending and threatened litigation and potential claims.

Our results of operations may be adversely affected if we are subject to a protracted infringement claim or a claim that results in a significant award for damages.

Software product developers such as us may continue to receive infringement claims as the number of products and competitors in our space grows and as we become more well-known to non-practicing entities, sometimes referred to as patent trolls, that acquire and assert patents against other entities. For example, Kenexa, a competitor, filed suit against us for patent infringement in August 2007. That lawsuit was settled in June 2011 for a net payment of $3.0 million by Taleo to Kenexa. We are currently involved in patent infringement litigation and other claims, assertions or threats involving patent infringement as are specifically described in Note 9 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in this Form 10-K. We expect such claims will continue to be threatened, asserted or filed in the future. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties.

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

Additionally, the FASB is currently working together with the International Accounting Standards Board (IASB) to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP and those who are required to follow International Financial Reporting Standards (IFRS). These efforts may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, revenue recognition, lease accounting, and financial statement presentation. We expect the SEC to make a determination in the near future regarding the incorporation of IFRS into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS may have a material impact on our financial statements and may retroactively, adversely affect previously reported transactions.

If benefits currently available under the tax laws of Canada, the province of Quebec and other jurisdictions are reduced or repealed, or if we have taken an incorrect position with respect to tax matters under discussion with the Canadian Revenue Agency or other domestic or foreign taxing authorities, our business could suffer.

A significant portion of our research and development activities are conducted through Taleo (Canada) Inc., our Canadian subsidiary. From 1999 through 2011 we recorded the benefit from qualified wage credits administered through provincial government programs in Quebec, Canada. The qualified wage credits were based upon salaries for persons performing functions on identified projects. As of the filing date of this Form 10-K, the Quebec Provincial taxing authority has not finalized its assessment relating to the 2009 year but has communicated with Taleo that it intends to disallow the 2009 qualified wage credit based on the alleged failure to file an election to claim the credit in a timely manner. We have recorded an allowance of $3.5 million for the qualified wage credits receivable related to 2009 in our annual results for the year ended December 31, 2011. The denial was based on facts which were unique to 2009 and which do not affect the 2010 and 2011 qualified wage credits. Currently, the qualified wage credit for 2010 is under review by the Provincial incentive authority (Investment Quebec) and our financial statements reflect the benefit of the 2010 qualified wage credit. In addition our financial statements reflect an estimate for the 2011 qualified wage credit. We expect future year qualified wage credits to be reviewed by both Investment Quebec and Revenue Quebec. If these qualified wage credits are reduced or disallowed by these agencies, our financial condition and operating results may be adversely affected.

In addition to the provincial qualified wage credits described above, our Canadian subsidiary is participating in a scientific research and experimental development, or SR&ED program, administered by the Canadian federal government that provides income tax credits based upon qualifying research and development expenditures. For tax years 2010 and 2011, we recorded SR&ED credits of approximately $0.9 million and $0.9 million, respectively. Our Canadian subsidiary is eligible to remain in the SR&ED program for future tax years as long as its development projects continue to qualify. These Canadian federal SR&ED tax credits can only be applied to offset Canadian federal taxes payable and are reported as a credit to our tax provision to the extent they reduce taxes payable to zero with any residual benefits recorded as a net deferred tax asset.

In 2008, the Canada Revenue Agency (“CRA”) issued assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and CAD $6.9 million, respectively. In December 2010 we received a proposal letter from CRA for 2004 detailing their initial proposal of increasing taxable income of CAD $7.2 million. In October 2011, we received a letter from CRA detailing their initial proposal of increasing 2005, 2006, and 2007 taxable income by CAD $5.7 million, CAD $3.8 million, and CAD $4.1 million, respectively. These adjustments relate principally to the income and expense allocations recorded between Taleo Corporation and our Canadian subsidiary of Quebec qualified wage credits. We disagree with the CRA’s basis for these adjustments and have appealed their decision through applicable administrative income tax treaty-based procedures.

There could be significant changes to unrecognized tax benefits over the next twelve months depending on the outcome of any audit. We have recorded income tax reserves believed to be sufficient to cover any potential tax assessments for the open tax years. In the event the CRA audit results in adjustments that exceed our recorded tax reserves, we may have to accrue additional tax expense. To the extent the CRA audit results in adjustments that exceed both our tax reserves and our available deferred tax assets, we may be required to accrue and pay additional tax, penalties and interest, the amount of which cannot be reasonably estimated at this time as proceedings to determine the applicability of penalties and interest has not yet reached a conclusion.

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

In addition, we are currently under review by the province of Quebec regarding the application of the contribution to the Fonds des services de santé (“FSS”), pursuant to the Act respecting the “Régie de l’assurance maladie du Québec” with respect to the stock option benefits derived by Taleo Canada employees participating in the Taleo Corporation stock option plan. We disagree with the conclusion that we are subject to the contribution requirements. We have received final assessments for tax years 2006 through 2008 that we continue to discuss and reconcile with representatives of the Quebec government. We have formally objected to these assessments and plan to object to any future final assessments. Our objections for 2006 through 2008 assessments have been formally rejected by Revenue Quebec. In December 2010 we filed a motion with the Canadian courts to request a hearing. Based upon a recent court ruling in Quebec that was adverse to a taxpayer in a fact scenario similar to ours, we have recorded a reserve for a potential contribution liability. We are monitoring this case as its appeal is scheduled to be heard within the next twelve months. We believe our reserve recorded is sufficient to cover any potential final assessments for the open years. In the event the audit results in adjustments that exceed our recorded reserve, we may have to accrue additional liabilities which could have a material adverse impact on our operating results.

Our reported financial results may be adversely affected by changes in tax laws or changes in the application of tax laws.

Changes in applicable tax laws and regulations, and the related rulings, interpretations, and developments can affect our overall effective income tax rate. For instance, we have historically applied existing and available net operating loss carryforwards to reduce our income tax liabilities in various tax jurisdictions. In 2008 and 2009, the State of California suspended the ability of corporations to deduct net operating loss carryforwards to reduce taxable income in these years. In October 2010, the State of California suspended the ability of corporations to deduct net operating loss carryforwards for California income tax purposes for 2010 and 2011. In addition, Illinois has suspended the use of net operating losses for tax years ending December 31, 2011 through December 31, 2014 and Michigan eliminated the use of net operating losses as it converted from the Michigan Business Tax system to the Michigan Corporate Income Tax system, effective January, 2012. Other states, such as Colorado, Indiana, New Jersey, Maine, and New Hampshire have also restricted the use of net operating losses. If additional states suspend or restrict the use of net operating losses, our tax expense may increase. Furthermore, as we expand our international operations, complete acquisitions, develop new products and new distribution models, implement changes to our operating structure or undertake intercompany transactions, changes in tax laws may result in an increase to our tax expense.

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

In the ordinary course of a global business, there are many intercompany transactions where the ultimate tax determination on transfer pricing and withholding tax issues is uncertain. Although we believe we are in compliance with transfer pricing laws and regulations in all jurisdictions in which we conduct business, there is no assurance that the final determination of any tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. Non-compliance with administrative procedures for withholding taxes could result in a temporary adverse impact to our cash flows. For example, we have been notified by the German tax authority of the need to follow certain administrative procedures that will require us to advance approximately $0.9 million in withholding taxes. We expect to recover the withholding taxes after complying with the administrative procedures. Until those are complete as determined by the German tax authority, we will have an adverse impact to cash flows from operating activities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

We currently lease approximately 202,000 square feet of office space worldwide.

Our executive offices and principal office for domestic marketing, sales, professional services and development occupy approximately 62,000 square feet in Dublin, California. In September 2011, we entered into an amendment to expand our existing premises located in Dublin, California, to approximately 108,500 square feet, and we will occupy the additional space under this amendment in the first half of 2012. The lease for the entire Dublin office will expire in April 2022. This office space will continue to serve as our principal executive offices.

In addition, we lease approximately 45,000 square feet of space in Quebec City, Canada where we primarily perform product development, production, and customer support activities. We lease additional offices for sales, account management and support activities in the United States, including offices in Jacksonville and Sunrise, Florida; Chicago, Illinois; and Petaluma and Redwood City, California. We also lease offices for our sales and services personnel in London, United Kingdom; Melbourne and Sydney, Australia; Paris, France; and Vancouver, Canada.

In connection with our acquisition of Jobpartners in 2011, we assumed leases of approximately 17,000 square feet for office space in London and Edinburgh, United Kingdom; Paris, France; Krakow, Poland; Utrecht, Netherlands; and Frankfurt and Heidelberg, Germany. The office in Krakow, Poland, is used for research and development. The other offices are used for sales, professional services, and general operations.

We also operate data centers in the U.S. and the European Union pursuant to various lease agreements and co-location arrangements.

We believe that our existing facilities and offices are adequate to meet our current requirements. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

ITEM 3.     LEGAL PROCEEDINGS

Information required by this Item is included in Note 9 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K and is incorporated by reference herein.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “TLEO”. The following table sets forth the range of high and low closing prices on the Nasdaq Global Select Market of the Class A common stock for the periods indicated.

	High	Low
For the year ended December 31, 2011
Fourth quarter	$42.24	$24.30
Third quarter	36.96	22.03
Second quarter	37.94	33.40
First quarter	36.07	28.50
For the year ended December 31, 2010
Fourth quarter	$32.66	$27.28
Third quarter	30.43	23.05
Second quarter	27.93	21.97
First quarter	27.22	19.17

As of February 9, 2012, there were approximately 109 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholder, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Program
October 1, 2011 through October 31, 2011	39,460	$24.30		—	$—
November 1, 2011 through November 30, 2011	—	—		—	—
December 1, 2011 through December 31, 2011	—	—		—	—

	39,460	$24.30	(2)	—	$—

(1)	Consists of shares repurchased to satisfy tax withholding obligations that arose on vesting of shares of restricted stock units and/or restricted stock.
(2)	Represents the price per share purchased during the three months ended December 31, 2011.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from December 31, 2006 through December 31, 2011 of cumulative total return for Taleo’s Class A common stock, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index. The graph assumes that $100 was invested on December 31, 2006 in Taleo’s Class A common stock and each of the indices as noted below, including reinvestment of dividends. No dividends have been paid or declared on Taleo’s Class A common stock. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Information used in the graph was obtained from Research Data Group Inc, a third party investment research firm, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

The stock performance graph shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Taleo under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 6.     SELECTED FINANCIAL DATA

The information below is derived from our consolidated financial statements and should be read in conjunction with Item 8 — Financial Statements and Supplementary Data and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Consolidated Statements of Operations data for each of the years ended December 31, 2008 and 2007 and the Consolidated Balance Sheets data as of December 31, 2009, 2008 and 2007 are derived from our consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statements of Operations Data (1):
Revenues:
Subscription and support	$256,526	$199,302	$173,495	$138,628	$105,032
Professional services	58,869	37,973	24,917	29,791	23,038
TSA settlement — subscription and support (Note 9)	(6,500)	—	—	—	—

Net revenues	308,895	237,275	198,412	168,419	128,070

Cost of revenues:
Subscription and support	58,380	48,765	41,478	32,376	22,642
Professional services	44,992	29,671	24,614	25,269	18,098

Total cost of revenues	103,372	78,436	66,092	57,645	40,740

Gross profit	205,523	158,839	132,320	110,774	87,330

Operating expenses:
Sales and marketing	112,083	77,721	65,731	53,827	37,172
Research and development	58,127	43,431	34,847	30,994	23,197
General and administrative (2)	55,529	42,761	32,240	31,419	23,742
Restructuring and severance expense	—	—	—	1,914	—

Total operating expenses	225,739	163,913	132,818	118,154	84,111

Operating income (loss) (2)	(20,216)	(5,074)	(498)	(7,380)	3,219

Interest and other income (expense), net:
Interest income	348	482	329	1,717	3,045
Interest expense	(364)	(106)	(166)	(199)	(137)
Gain on WWC escrow settlement	350	—	—	—	—
Gain on re-measurement of previously held interest in WWC	—	885	—	—	—
WWC purchase option write-off	—	—	(1,084)	—	—
Gain on Vurv escrow settlement	—	—	2,471	—	—
Other income (expense), net (2)	581	(1,073)	(912)	(963)	(539)

Total interest and other income (expense), net (2)	915	188	638	555	2,369

Income (loss) before provision for (benefit from) income taxes	(19,301)	(4,886)	140	(6,825)	5,588
Provision for (benefit from) income taxes	(1,870)	(5,306)	(1,153)	1,303	3,083

Net income (loss)	$(17,431)	$420	$1,293	$(8,128)	$2,505

Net income (loss) per share attributable to Class A common stockholders — basic	$(0.42)	$0.01	$0.04	$(0.29)	$0.10
Net income (loss) per share attributable to Class A common stockholders — diluted	$(0.42)	$0.01	$0.04	$(0.29)	$0.09

Weighted-average Class A common shares — basic	41,043	39,685	31,507	27,569	24,116
Weighted-average Class A common shares — diluted	41,043	40,915	32,406	27,569	28,777

	December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$115,974	$141,588	$244,229	$49,462	$86,135
Working capital	56,236	87,929	202,524	19,594	60,515
Total assets	574,722	523,836	456,377	283,189	164,821
Long-term debt (3)	7	46	107	519	16
Total preferred stock and exchangeable share obligation (4)	—	—	—	—	331
Total stockholders’ equity	379,227	368,515	337,209	172,421	85,668

(1)	We acquired Jobpartners in July 2011, Cytiva in April 2011, Learn.com in October 2010, WWC in January 2010, Vurv in July 2008, certain assets of Wetfeet, Inc. in July 2007, and certain assets of JobFlash, Inc. in March 2007. Our Consolidated Statements of Operations and Consolidated Balance Sheets data include the results of these acquired businesses only for periods subsequent to their respective acquisition dates. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” of the Notes to Consolidated Financial Statements for additional information regarding these acquisitions.
(2)	In the fourth quarter of 2011, we began classifying realized and unrealized gains and losses from foreign currency transactions in our Consolidated Statements of Operations within Other income (expense), net. These amounts were previously included in the line item general and administrative expense in our Consolidated Statements of Operations. The Consolidated Statements of Operations for all periods presented have been reclassified to conform to the current presentation.
(3)	Includes capital leases related to production equipment and internal use software. See Note 9 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.
(4)	Includes exchangeable shares and redeemable convertible preferred stock that were converted to Class A common stock as of December 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, including, without limitation, our expectations and statements regarding our outlook and future revenues, expenses, results of operations, liquidity, plans, strategies and objectives of management and any assumptions underlying any of the foregoing. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the section titled of this Annual Report on Form 10-K “Risk Factors”. Except as required by law, we assume no obligation to update the forward-looking statements or our risk factors for any reason.

Overview

We are a leading global provider of on-demand talent management software solutions. We offer recruiting, performance management, compensation, succession planning, learning management, leadership development, and analytics software solutions that help our customers attract and retain high quality talent, more effectively match workers’ skills to business needs, reduce the time and costs associated with manual and inconsistent processes, ease the burden of regulatory compliance, and increase workforce productivity through better alignment of workers’ goals, skills and training, career plans and compensation with corporate objectives. In addition, our solutions are highly configurable which allows our customers to implement talent management processes that are tailored to accommodate different employment types (including salaried and hourly) in different geographies, business units and regulatory environments.

We deliver our solutions on demand as a service that is accessed through an Internet connection and a standard web browser. Our solution delivery model, also called software-as-a-service or SaaS, eliminates the need for our customers to install and maintain hardware and software in order to use our solutions. Our revenue is primarily earned through subscription fees charged for accessing and using these solutions. Our customers generally are billed in advance for their use of our solutions, and we use these cash receipts to fund our operations.

We market our integrated suite of talent management products to two target audience segments. Taleo Enterprise™, for medium and large enterprises with more complex needs, is sold through our direct sales force and indirectly through our strategic partners. We sell Taleo Business Edition™ to smaller, more centralized organizations, primarily through our direct inside sales team with a focus on Internet marketing efforts. Our complete customer base ranges in size from large, global organizations, including 47 of the Fortune 100, to small, private companies with few employees.

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

We made the following investments in 2011:

•

On July 1, 2011, we completed our acquisition of Jobpartners, a European provider of talent management solutions, for $39.3 million in cash. We expect this acquisition to increase our customer base in Europe and give us an increased presence in the SaaS-based talent management industry in the region.

•

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

•	We also made investments in our infrastructure to ensure scalability and reliability for customers as well as in our sales capacity.

Recent Developments

On February 8, 2012, we entered into a definitive agreement under which Oracle will acquire all of our common stock, through a merger, for $46.00 per share in cash and we will become a wholly owned subsidiary of Oracle. The completion of the acquisition is subject to customary conditions, including without limitation, (i) the approval of the acquisition by Taleo’s stockholders; (ii) expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (iii) receipt of other required foreign antitrust approvals, if any. The definitive agreement provides that under specified circumstances, including our acceptance of a superior acquisition proposal, we may be required to pay Oracle a termination fee of $66.0 million. We may also be required to reimburse Oracle for up to $5.0 million of its out-of-pocket expenses in connection with the transaction under certain circumstances.

Sources of Revenue

We derive our revenue from two sources: subscription and support revenue and professional services revenue.

Subscription and Support Revenue

Subscription and support revenue generally consists of subscription fees from customers for the right to access and use our applications, which includes the data hosting and maintenance of the application. The majority of our subscription and support revenue in any quarter comes from transactions entered into in previous quarters since our subscription revenue is recognized ratably over the life of the subscription and support agreement, based on a stated, fixed-dollar amount.

The term of our subscription and support agreements signed with new customers purchasing Taleo Enterprise is typically three or more years. The term of subscription and support agreements for new customers purchasing Taleo Business Edition is typically one year.

Subscription and support agreements entered into are generally non-cancelable, or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform our material obligations. We generally invoice our customers in advance, in annual or quarterly installments, and typical payment terms provide that our customers pay us within 30 to 60 days of receipt of invoice.

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

Our cost of subscription and support revenue and cost of professional services revenue is net of the qualified wage credits we receive from the Province of Quebec.

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

Research and Development

Research and development expenses consist primarily of salaries and related expenses and allocated overhead, and third-party consulting fees. Our research and development expenses are net of the qualified wage credits we receive from the Province of Quebec. We focus our research and development efforts on increasing the functionality and enhancing the ease of use and quality of our applications, as well as developing new products and enhancing our infrastructure.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resource, legal, operations and management information systems personnel, professional fees, board compensation and expenses, expenses related to potential mergers and acquisitions, litigation settlement expenses, and other corporate expenses.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax liability and assessing valuation allowance requirements on deferred tax assets resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 1 “Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in this Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. Our management has reviewed these critical accounting policies, our use of estimates, and the related disclosures with our audit committee.

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

Subscription and support Revenue

The majority of our subscription and support revenue is recognized monthly over the life of the application agreement, based on stated, fixed-dollar amount contracts with our customers.

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

On January 1, 2010, we adopted Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”) on a prospective basis. ASU 2009-13 amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

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

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. Our professional services have standalone value because those services are sold separately by us and similar services are sold by other vendors. Our subscription and support services have standalone value as such services are often sold separately. However, we use ESP to determine fair value for subscription and support services when sold in a multi-element arrangement as we do not have VSOE for these services and TPE is not a practical alternative due to differences in features and functionality of other company’s offerings. When new subscription and support services products are acquired or developed that require significant professional services in order to deliver the subscription and support service, and the subscription and support and professional services cannot support standalone value, then such subscription and support and professional services will be evaluated as one unit of accounting. We determined ESP for our subscription and support services based on the following:

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

For multi-element arrangements entered into or materially modified in 2010 and thereafter, we allocate consideration proportionately based on the relative selling prices, and then recognize the allocated revenue over the respective delivery periods for each element.

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

Professional services revenue recognized in 2011 and 2010 relating to multi-element arrangements entered into prior to 2010 was approximately $10.0 million and $13.4 million, respectively. During 2011 and 2010, we deferred additional revenue of $0.6 million and $8.3 million, respectively, for services performed related to multi-element arrangements entered into prior to 2010.

For professional services sold separately from subscription and support services, we recognize professional services revenues as these services are performed for hourly engagements, or using a proportional performance model based on services performed for fixed fee engagements.

Expenses associated with delivering all professional services are recognized as incurred when the services are performed. Associated out-of-pocket travel costs and expenses related to the delivery of professional services are typically reimbursed by the customer. They are accounted for as both revenue and expense in the period the cost is incurred.

Stock-based Compensation

We measure all share-based payments to employees, including purchase rights under our Employee Stock Purchase Plan (“ESPP”), based on the grant date fair value of the awards and recognize these amounts in our Consolidated Statements of Operations on a straight-line basis over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). We calculate the fair value of restricted stock units and restricted stock awards based on our stock price on the date of grant. We use the Black-Scholes pricing model to estimate the fair value of a stock option as well as for purchase rights under our Employee Stock Purchase Plan. This model requires the input of highly subjective assumptions such as expected term and expected volatility. Changes in the subjective input assumptions can materially affect the estimate of fair value of options granted and our results of operations could be impacted.

Expected Term: We estimate the expected term using the simplified method. We elected to use the simplified method due to a lack of term length data and our options meet the criteria of the “plain-vanilla” options. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. An increase in the expected term by 1 year for options granted in 2011would increase the total stock-based compensation by approximately $0.6 million.

Expected Volatility: We estimate the expected volatility of our common stock at the date of grant based on our historical volatility and considering the volatility of comparable companies. An increase of 10% in our computation of expected volatility would increase the total stock-based compensation expense for options granted in 2011 by approximately $0.9 million.

In addition, our estimates of the forfeiture rate, which is the number of stock-based payment awards that we expect to vest, also has a significant impact on the recorded stock-based compensation expense. We consider many factors when estimating forfeitures, including employee class and historical experience and record share-based compensation expense only for those awards that are expected to vest.

We expect to continue to issue share-based awards to our employees in future periods, which will increase the stock-based compensation amortization in such future periods. We recognize as an operating expense the payroll and social tax costs, as applicable by jurisdiction, when stock options are exercised. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of December 31, 2011, we had an aggregate of $57.4 million of stock-based compensation, net of assumed forfeitures, remaining to be amortized to expense over the remaining requisite service period of the underlying awards. The impact of stock-based expense in the future is dependent upon, among other things, the timing of when we hire additional employees, the effect of long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant, changes in estimated forfeiture assumption rates and the tax benefit that we may or may not receive from stock-based compensation.

Impairment of Goodwill and Other Intangible Assets

We perform a goodwill impairment test annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among other things. The impairment test is performed by determining the fair value of the reporting unit based on estimated discounted future cash flows and also considering the market price of our common stock. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We did not record any charges related to goodwill impairment during 2011 as our assessment indicated that the estimated fair value of our reporting units was substantially in excess of their carrying values.

Identified intangible assets primarily consist of acquisition-related developed technology, customer relationships, patents and trade names which are generally amortized over the periods of benefit, ranging from one to seven years. We perform a review of identified intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than it had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There were no impairment charges related to identified intangible assets in 2011.

Income Taxes

We are subject to income taxes in the United States and foreign jurisdictions based upon actual and estimated amounts. We record deferred tax assets and liabilities on the Consolidated Balance Sheets as temporary differences arise. Our temporary differences arise because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses. A difference between the tax basis of an asset or a liability and its reported amount in the statement of financial position will result in taxable or deductible amounts in some future year(s) when the reported amounts of assets are recovered and the reported amounts of liabilities are settled. Deferred tax assets, related valuation allowances, and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating current tax expense (benefit) together with assessing temporary differences. Our deferred tax assets consist primarily of net operating loss carryforwards, research credits, and temporary differences related to deferred revenue and stock based compensation. Our deferred tax liabilities consist primarily of acquired intangible assets that are amortizable for financial reporting purposes only.

We assess the likelihood that our deferred tax assets will be deductible in some future year(s) and a valuation allowance is recorded if it is deemed more likely than not that such benefit will not be realized. As of December 31, 2011, we continue to maintain a valuation allowance against our U.S. deferred tax assets. In addition, we expect to provide a valuation allowance on future U.S. tax benefits until significant positive evidence arises that demonstrates that these assets are more likely than not to be deductible in some future year(s). We recorded a valuation allowance against deferred tax assets that were acquired with the acquisition of Jobpartners during the second quarter. Evaluating and quantifying these amounts involves significant judgment. We consider all available evidence, both positive and negative, to determine whether a valuation allowance is needed. Cumulative losses weigh heavily in our overall assessment. In determining the amount of valuation allowance we did not include the taxable temporary differences related to (i) certain transaction costs and (ii) tax-deductible goodwill acquired from certain acquisitions. These differences create deferred tax liabilities which are not expected to reverse in the future (i.e. are considered to have indefinite lives).

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

	Year ended December 31,
	2011	2010	2009
Consolidated Statement of Operations Data:
Revenues:
Subscription and support	83%	84%	87%
Professional services	19%	16%	13%
TSA settlement — subscription and support (Note 9)	(2%)	0%	0%

Net revenues	100%	100%	100%

Cost of revenues:
Subscription and support	23%	24%	24%
Professional services	76%	78%	99%
Total cost of revenues	33%	33%	33%

Gross profit	67%	67%	67%

Operating expenses:
Sales and marketing	36%	33%	33%
Research and development	19%	18%	18%
General and administrative	18%	18%	16%

Total operating expenses	73%	69%	67%

Operating loss	(6%)	(2%)	(0%)

Interest and other income (expense), net:
Interest income	0%	0%	0%
Interest expense	0%	0%	0%
Other income (expense), net	0%	(0%)	0%

Total interest and other income (expense), net	0%	(0%)	0%

Income (loss) before benefit from income taxes	(6%)	(2%)	0%
Benefit from income taxes	(0%)	(2%)	(1%)

Net income (loss)	(6%)	(0%)	1%

Comparison of the Years ended December 31, 2011 and 2010

Revenues

	2011	2010	$ Change	% Change
	(In thousands)
Subscription and support	$256,526	$199,302	$57,224	29%
Professional services	58,869	37,973	20,896	55%
TSA settlement — subscription and support	(6,500)	—	(6,500)	*

Net revenues	$308,895	$237,275	$71,620	30%

*	not meaningful

Subscription and support revenue increased due to sales to new customers, successful renewals of existing customers, sales of additional applications and broader roll out of our applications by existing customers and the addition of customers through our acquisition of Jobpartners on July 1, 2011, Cytiva on April 1, 2011, and Learn.com on October 1, 2010. Subscription and support revenue from our products for medium and larger, more complex organizations increased by $36.9 million for 2011 as compared to 2010. Subscription and support revenue from our small business product lines increased by $20.3 million for 2011 as compared to 2010. We expect total subscription and support revenue to increase for 2012 as we continue to increase our sales of new and existing applications into our installed customer base, to new customers and to additional customers added through the acquisition of Jobpartners on July 1, 2011 and Cytiva on April 1, 2011. However, unexpected events, such as significant staff reductions within our customer base, may negatively impact our renewal trends.

The change in subscription and support revenues for 2011 also included a $6.5 million reduction in revenue related to a settlement agreement with the federal government (See Note 9 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in this Form 10-K).

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

Professional services revenue that is recognized as services are performed increased in 2011 when compared to 2010 resulting from the higher demand for services from an increased number of customers. However, the increase was offset in part by a decrease in professional services revenue recognized for professional services that were delivered prior to 2010 but recognized in later periods. Professional services revenue recognized in 2011 and 2010 relating to multi-element arrangements entered into prior to 2010 were approximately $10.0 million and $13.4 million, respectively.

Revenues by region

We track the geographic mix of our revenue on the basis of the location of the contracting entity of our customers. The geographic mix of revenue based on the region of location of the customer contracting in the year ended December 31, 2011 was 81% from the United States, 5% from Canada, 10% from Europe, and 4% from the rest of the world. The geographic mix of revenue based on the region of location of the customer contracting in the year ended December 31, 2010 was 83% from the United States, 4% from Canada, 9% from Europe, and 4% from the rest of the world.

Cost of Revenues

	2011	2010	$ Change	% Change
	(In thousands)
Cost of revenue — Subscription and support	$58,380	$48,765	$9,615	20%
Cost of revenue — Professional services	44,992	29,671	15,321	52%

Total cost of revenues	$103,372	$78,436	$24,936	32%

Cost of revenue — subscription and support — summary of changes

Change from 2010 to 2011
Employee-related costs	$2,876
Hosting facility costs and software support	3,012
Third party royalty expense	1,812
Stock-based compensation	424
Depreciation and amortization	418
Various other expenses	1,073

$9,615

Employee-related costs increased as a result of the hiring of additional employees primarily in connection with our acquisitions of Learn.com in October 2010, Cytiva in April 2011, and Jobpartners in July 2011, as well as an increase in compensation costs due to merit pay raises. These increases were offset in part by a credit related to the qualified wage credit program for qualifying personnel expenditures.

We participated in a provincial government program in Quebec, Canada through 2010 and received qualified wage credits based upon qualifying research and development expenditures (“prior Quebec program”). This particular qualified wage credit program in Quebec expired in December 2010. In 2011, we were initially accepted in a new provincial qualified wage credit program (“current Quebec program”) that replaced the prior Quebec program. Since the current Quebec program is retroactive to 2009 and provides for a broader base of qualifying salaries than under the prior Quebec program, we were able to increase our projected refund over the amounts previously recorded as expense reductions in 2009 and 2010. We initially recorded $1.6 million in qualified wage credits under the current Quebec program to cost of subscription and support revenue in 2011, of which $1.1 million related to the projected refund amounts for 2009 and 2010. There were no qualified wage credits recorded related to cost of subscription and support revenue in 2010. Please refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in this Form 10-K for the detail on the Revenue Quebec audit of the 2009 qualified wage credits.

Hosting facility costs increased due to increased costs resulting from infrastructure investments as well as increased hosting costs as a result of the Learn.com, Cytiva and Jobpartners acquisitions. Third party royalty expense increased primarily due to the royalty contracts that we acquired from the acquisition of Learn.com. Depreciation and amortization expense increased due to amortization of intangible assets obtained in connection with the acquisitions of Learn.com, Cytiva and Jobpartners, offset by the decrease in amortization expense related to intangible assets acquired in connection with the Vurv acquisition. Stock-based compensation costs increased as a result of incremental grants in 2010 and 2011 combined with an overall increasing trend in our stock price in 2010 and 2011. The increase in other expenses was primarily as a result of allocated overhead costs due to the increase in headcount.

We expect cost of subscription and support revenue to continue to increase in absolute dollars for 2012 in support of increased revenues.

Cost of revenue — professional services — summary of changes

Change from 2010 to 2011
Employee-related costs	$9,255
Professional services	2,209
Business development and travel	1,134
Stock-based compensation	977
Various other expenses	1,746

$15,321

Employee-related costs increased as a result of increase in headcount due to the hiring of additional employees in order to meet the current and anticipated demand for our consulting and training services as well as the addition of employees in connection with the acquisitions of Learn.com in October 2010, Cytiva in April 2011 and Jobpartners in July 2011. These increases were offset in part by qualified wage credits related to the current Quebec program for qualifying personnel expenditures. We initially recorded a $1.2 million credit to cost of professional services revenue in 2011, of which $0.9 million related to the projected refund amounts for 2009 and 2010. There was no credit recorded related to cost of professional services revenue in 2010. Please refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in this Form 10-K for the detail on the Revenue Quebec audit of the 2009 qualified wage credits.

Professional services costs increased due to additional outsourced services corresponding with the increase in professional services revenue. Business development and travel expense increased due to increased headcount and professional service activities. Stock-based compensation costs increased as a result of incremental grants in 2010 and 2011 combined with an overall increasing trend in our stock price in 2010 and 2011.

We expect cost of professional services revenue to increase in absolute dollars for 2012 to meet higher anticipated demand for our professional services.

Gross Profit and Gross Profit Percentage

	2011	2010	$ Change	% Change
	(In thousands)
Gross profit — subscription and support	$191,646	$150,537	$41,109	27%
Gross profit — professional services	13,877	8,302	5,575	67%

Gross profit — total	$205,523	$158,839	$46,684	29%

	2011	2010	Change
Gross profit — subscription and support	77%	76%	1%
Gross profit — professional services	24%	22%	2%
Gross profit — total	67%	67%	0%

Gross profit — subscription and support

The gross profit percentage on subscription and support revenue for 2011 remained comparable to 2010. We expect gross profit on subscription and support revenue to increase in absolute dollars for 2012 as we continue to support additional customers.

Gross profit — professional services

The higher gross profit percentage on professional services revenue in 2011 compared to 2010 resulted primarily from professional services revenue associated with new product implementations delivered before 2010 that are being recognized ratably. During 2011 and 2010, we benefited from recognizing revenue, net of additional deferrals, of $9.4 million and $5.1 million, respectively, for which the related expense was recorded in the prior years. Additionally, as described above, we initially recorded $1.2 million in qualified wage credits under the current Quebec program to the cost of professional services revenue in 2011, of which $0.9 million related to the projected refund amounts for 2009 and 2010. Please refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in this Form 10-K for the detail on the Revenue Quebec audit of the 2009 qualified wage credits.

Operating Expenses

	2011	2010	$ Change	% Change
	(In thousands)
Sales and marketing	$112,083	$77,721	$34,362	44%
Research and development	58,127	43,431	14,696	34%
General and administrative	55,529	42,761	12,768	30%

Total operating expenses	$225,739	$163,913	$61,826	38%

Sales and marketing — summary of changes

Change from 2010 to 2011
Employee-related costs	$16,561
Depreciation and amortization	5,405
Marketing programs	4,996
Business development and travel	2,234
Stock-based compensation	2,159
Telecommunications expense	1,004
Third party royalties	396
Various other expenses	1,607

$34,362

Employee-related costs increased due to an increase in headcount primarily from our acquisition of Learn.com and Jobpartners, as well as additional sales and marketing personnel hired to focus on adding new customers and increasing penetration within our existing customer base, merit pay raises, an increase in incentive compensation due to an increase in sales and an increase in severance costs. Depreciation and amortization expense increased due to the amortization of intangible assets obtained in connection with the acquisitions of Learn.com, Cytiva and Jobpartners offset in part by the decrease in amortization expense related to intangible assets acquired in connection with the Vurv acquisition. We amortize the Vurv intangible assets in proportion to our conversion of Vurv customers to Taleo products. There were fewer customers to convert in 2011 than 2010 resulting in a reduction in amortization expense. Marketing program costs increased due to increased marketing activities for all products and business development and travel costs increased due to the increase in headcount. Stock-based compensation costs increased as a result of incremental grants in 2010 and 2011 combined with an overall increasing trend in our stock price in this period. The increase in other expenses was primarily as a result of higher allocated overhead costs due to the increase in headcount. We expect sales and marketing costs to increase in absolute dollars for 2012 as we continue our efforts to grow our business.

Research and development — summary of changes

Change from 2010 to 2011
Employee-related costs	$7,544
Business development and travel	907
Stock-based compensation	2,062
Allowance for 2009 qualified wage credits receivable	3,536
Various other expenses	647

$14,696

Employee-related costs increased primarily due to an increase in headcount resulting from the acquisition of Learn.com in October 2010 and Jobpartners in July 2011, as well as hiring of additional employees, and an increase in compensation costs due to merit pay raises. Business development and travel costs increased as a result of the increase in headcount. The increase in other expenses was primarily as a result of higher allocated overhead costs due to the increase in headcount. Stock-based compensation costs increased as a result of incremental grants in 2011 and 2010 combined with an overall increasing trend in our stock price in this period. These increases were offset in part by qualified wage credits related to the current Quebec program for qualifying personnel expenditures. We recorded $2.8 million reduction in our research and development expenses in 2010 under the prior Quebec program. We recorded $3.0 million reduction in our research and development expenses in 2011 under the current Quebec program . Additionally, research and development costs in 2011 were also adversely affected by the negative impact of foreign currency movements, particularly the Canadian dollar.

On February 23, 2012, prior to the issuance of our financial statements, we received a notification from Revenue Quebec that our 2009 qualified wage credit claim was denied. Although we intend to pursue this matter with an appeal to the Minister of Finance in Quebec, we have recorded an allowance of $3.5 million related to this receivable in our annual results for the year ended December 31, 2011. The denial for the 2009 qualified wage credits was based on an alleged failure to file an election to claim the credit in a timely manner. The denial does not affect the 2010 and 2011 qualified wage credits. We have attributed this allowance to Research and Development.

We expect our research and development expenses to increase in absolute dollars for 2012 as we continue to integrate the operations of Jobpartners and also continue our efforts to expand our development activities.

General and administrative — summary of changes

Change from 2010 to 2011
Employee-related costs	$9,038
Legal	4,381
Audit and tax related	1,430
Stock-based compensation	1,334
Bad debt reserve	504
Professional services, other	(1,662)
Various other expenses	(2,257)

$12,768

Employee-related costs increased due to an increase in headcount primarily from the acquisitions of Learn.com, Cytiva and Jobpartners, merit pay raises, an increase in incentive compensation costs when compared to same periods in the prior year, and an increase in severance costs. The increase in legal costs for 2011 compared to 2010 was primarily due to the settlement resolving all outstanding litigation between us and Kenexa, settlement of the Trunqate patent litigation, the payment for the attorney’s fees of the qui tam relator in connection with our settlement with the federal government, as well as accruals for ongoing litigation costs (See Note 9 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in this Form 10-K). Audit and tax expense increased primarily due to an increase in acquisition-related professional services. Stock-based compensation cost increased as a result of incremental grants in 2010 and 2011 combined with an overall increasing trend in our stock price in this period. Professional services expense decreased in 2011 as compared to the prior year due to higher acquisition-related transaction costs incurred in 2010 relating to our acquisition of Learn.com in October 2010. We expect our general and administrative expenses to increase in absolute dollars for 2012 as we continue to integrate the operations of Cytiva and Jobpartners.

Interest and Other Income (Expense), Net

	2011	2010	$ Change	% Change
	(In thousands)
Interest income	$348	$482	$(134)	(28%)
Interest expense	(364)	(106)	(258)	243%
Other income (expense), net	931	(188)	1,119	(595%)

Total interest and other income (expense), net	$915	$188	$727	387%

Interest income — The decrease in interest income in 2011 is primarily attributable to a lower average cash balance during 2011 compared to the prior year due to the acquisitions of Cytiva in April 2011 and Jobpartners in July 2011.

Interest expense — The increase in interest expense during 2011 compared to the prior year is primarily due to the amortization of debt issuance costs associated with our Credit Agreement (See Note 8 “Credit Agreement” of the Notes to Consolidated Financial Statements in this Form 10-K).

Other income (expense), net — In the fourth quarter of 2011, we began classifying realized and unrealized gains and losses from foreign currency transactions in our Consolidated Statements of Operations within Other income (expense), net. These amounts were previously included in the line item general and administrative expense in our Consolidated Statements of Operations. The Consolidated Statements of Operations for all periods presented have been reclassified to conform to the current presentation.

Other income (expense), net for 2011 includes $0.5 million of realized and unrealized foreign currency transaction gains and $0.4 million of gain recorded upon the settlement of the WWC escrow account in 2011. Foreign currency transaction gains in 2011 include $1.0 million of realized gains from the settlement of an intercompany loan.

Other income (expense), net for 2010 includes $1.1 million of realized and unrealized foreign currency transaction losses and $0.9 million of gain recorded upon the completion of the acquisition of WWC on January 1, 2010. In accordance with the acquisition method of accounting for a business combination, our 16% previously owned equity investment in WWC was re-measured to its $2.3 million fair value on the acquisition date and the difference between the fair value of equity investment and the $1.4 million carrying value was recorded as gain.

Benefit From Income Taxes

	2011	2010	$ Change	% Change
	(In thousands)
Benefit from income taxes	$(1,870)	$(5,306)	$3,436	(65%)

We recorded an income tax benefit of approximately $1.9 million in 2011 compared to an income tax benefit of $5.3 million in 2010. The change is primarily attributable to valuation allowance on U.S. and foreign deferred tax assets and differences between statutory rate and foreign effective tax rates, offset primarily by state tax research credits and change in apportionment method. The difference between the statutory rate of 34% and our effective tax rate benefit of 10% was due primarily to valuation allowance, permanent differences related to non-deductible stock compensation expenses, non-deductible transaction costs, state taxes, and Canadian research and development tax credits. At December 31, 2011, we maintained a valuation allowance against our U.S. and certain foreign deferred tax assets as we determined it was more likely than not that these assets will not be realized.

Comparison of the Years ended December 31, 2010 and 2009

Revenues

	2010	2009	$ Change	% Change
	(In thousands)
Subscription and support	$199,302	$173,495	$25,807	15%
Professional services	37,973	24,917	13,056	52%

Net revenues	$237,275	$198,412	$38,863	20%

Subscription and support revenue increased due to sales to new customers, successful renewals of existing customers, sales of additional applications and broader roll out of our applications by existing customers and the addition of customers through our acquisition of WWC on January 1, 2010 and Learn.com on October 1, 2010. Subscription and support revenue from our products for medium and larger, more complex organizations increased by $21.0 million in 2010 as compared to 2009 and subscription and support revenue from our small business product lines increased by $4.8 million for 2010 as compared to 2009. Our list prices for subscription and support services have remained relatively consistent on a year-over-year basis, and renewals of subscription and support services for medium and larger more complex organization, on a dollar-for-dollar basis, remained strong at approximately 97%. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improvement in renewal rates over the past twelve months, and incremental revenue resulting from the acquisition of Learn.com in October 2010.

Our professional services revenue comes from two kinds of engagements: standalone professional services engagements which are not associated with new product implementations and professional services engagements which are associated with new product implementations. Standalone professional services engagement revenue is generally recognized when the services are performed. Professional services revenue for engagements which are associated with new product implementation entered into prior to 2010 is generally recognized ratably over the term of the associated application services term with a significant portion of revenue deferred to periods beyond the period in which services were performed. Professional services revenue for engagements which are associated with new product implementation entered into during 2010 is generally recognized when the services are performed.

For 2010, professional services revenue increased as a result of an increase in revenue recognized from professional services associated with new product implementations that were delivered in past periods and are recognized ratably. Also, professional services revenue recognized as services are performed increased in 2010 when compared to 2009 resulting from higher demand for services from an increased number of customers. The utilization rate for our consultants is the percentage of time billable out of a 2,080 hour year and we experienced a slight increase in 2010 from 65% in 2009 to 67% in 2010. The prices of our professional services were relatively consistent on a period-to-period comparative basis.

Revenues by region

We track the geographic mix of our revenue on the basis of the location of the contracting entity of our customers. The geographic mix of revenue based on the region of location of the customer contracting in the year ended December 31, 2010 was 83% from the United States, 4% from Canada, 9% from Europe, and 4% from the rest of the world. The geographic mix of revenue based on the region of location of the customer contracting legal entity in the year ended December 31, 2009 was 81% from the United States, 4% from Canada, 11% from Europe, and 4% from the rest of the world.

Cost of Revenues

	2010	2009	$ Change	% Change
	(In thousands)
Cost of revenue — Subscription and support	$48,765	$41,478	$7,287	18%
Cost of revenue — Professional services	29,671	24,614	5,057	21%

Total cost of revenues	$78,436	$66,092	$12,344	19%

Cost of revenue — subscription and support — summary of changes

Change from 2009 to 2010
Employee-related costs	$1,881
Hosting facility costs	2,582
Software support	1,472
Depreciation and amortization	1,098
Other professional services	(33)
Various other expenses	287

$7,287

The increase in cost of subscription and support revenue in 2010 was primarily driven by an increase in hosting facility costs, employee-related costs, software support costs and depreciation and amortization expense. Hosting facility expenses increased due to increased capacity, and costs resulting from infrastructure investments and support cost associated with our new U.S. production data center which went into service in the second quarter of 2010 in the Chicago, Illinois area. Employee-related costs increased as a result of the hiring of additional employees primarily in connection with the acquisition of Learn.com, an increase in compensation cost due to merit pay raises, and an increase in incentive compensation as compared to the prior year. Software support costs increased due to additional third-party software purchases used to support our product offerings. Depreciation and amortization expense increased due to the amortization of intangible assets obtained in connection with the acquisitions of Learn.com and WWC. Other professional services decreased slightly in 2010 compared to 2009 due to a reduction in outsourced support.

Cost of revenue — professional services — summary of changes

Change from 2009 to 2010
Employee-related costs	$2,999
Professional services	1,030
Stock-based compensation	507
Various other expenses	521

$5,057

Expenses associated with delivering professional services are generally recognized as incurred when the services are performed. For 2010, cost of professional services revenue increased as a result of an increase in employee-related costs as well as professional services cost as compared to 2009. Employee-related costs increased as a result of increase in headcount as we hired additional employees in order to meet the current and anticipated demand for our consulting and training services as well as the hiring of additional employees in connection with the acquisition of Learn.com, an increase in compensation cost due to merit pay raises, and an increase in incentive compensation as compared to the same period in the prior year. We increased the professional services headcount. Professional services cost increased due to additional outsourced services consulting costs corresponding with the increase in professional services revenue. Additionally, stock-based compensation costs increased as a result of incremental grants in 2010 combined with an overall higher stock price per share in 2010 compared to 2009.

Gross Profit and Gross Profit Percentage

	2010	2009	$ Change	% Change
	(In thousands)
Gross profit — subscription and support	$150,537	$132,017	$18,520	14%
Gross profit — professional services	8,302	303	7,999	2640%

Gross profit — total	$158,839	$132,320	$26,519	20%

	2010	2009	Change
Gross profit — subscription and support	76%	76%	0%
Gross profit — professional services	22%	1%	21%
Gross profit — total	67%	67%	0%

Gross profit — subscription and support

The gross profit percentage on subscription and support revenue for 2010 remained unchanged from 2009 due to an overall increase in subscription and support revenue being offset by an increase in hosting costs which escalated during the second quarter of 2010 when the new data center in Chicago, Illinois went live.

Gross profit — professional services

Historically, a significant percentage of professional services revenue is recognized ratably over the term of the subscription agreement while expenses associated with delivering these services are recognized as incurred when the services are performed. The difference of the timing of revenue recognition compared to the timing of recognizing expenses as performed can cause fluctuations in gross profit for professional services.

The higher gross profit percentage on professional services revenue in 2010 compared to 2009 resulted from the combined impact of the increase in revenue from professional services associated with new product implementations delivered in prior periods that are being recognized ratably and an increase in standalone professional services revenue recognized related to services performed during 2010. During 2010, we benefited from recognizing revenue for which the related expense was recorded in the prior period. In 2010, gross margins on professional services have been positively affected by the recognition of previously deferred revenue with no related expense for engagements entered into prior to 2010, and the change in accounting guidance in 2010 whereby professional services revenue for new engagements is generally recognized when the services are performed.

Operating Expenses

	2010	2009	$ Change	% Change
	(In thousands)
Sales and marketing	$77,721	$65,731	$11,990	18%
Research and development	43,431	34,847	8,584	25%
General and administrative	42,761	32,240	10,521	33%

Total operating expenses	$163,913	$132,818	$31,095	23%

Sales and marketing — summary of changes

Change from 2009 to 2010
Employee-related costs	$7,885
Professional services	612
Stock-based compensation	1,054
Depreciation and amortization	(945)
Marketing programs	1,384
Business development and travel	1,105
Various other expenses	895

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

General and administrative — summary of changes

Change from 2009 to 2010
Employee-related costs	$3,784
Legal	2,410
Professional services, other	2,968
Stock-based compensation	939
Audit and tax related	490
Bad debt reserve	(924)
Various other expenses	854

$10,521

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

Interest and Other Income (Expense), Net

	2010	2009	$ Change	% Change
	(In thousands)
Interest income	$482	$329	$153	47%
Interest expense	(106)	(166)	60	(36%)
Other income (expense), net	(188)	475	(663)	(140%)

Total interest and other income (expense), net	$188	$638	$(450)	(71%)

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

Other income (expense,) net — Other income (expense), net for 2010 consists of $1.1 million of realized and unrealized foreign currency transaction losses and $0.9 million of gain recorded upon the completion of the acquisition of WWC on January 1, 2010. In accordance with the acquisition method of accounting for a business combination, our 16% previously owned equity investment in WWC was re-measured to its $2.3 million fair value on the acquisition date and the difference between the fair value of equity investment and the $1.4 million carrying value was recorded as gain.

Other income (expense), net in 2009 consists of $0.9 million of realized and unrealized foreign currency transaction losses and $2.5 million settlement of the Vurv escrow account offset by the $1.1 million write-off of the WWC purchase option. We received 111,167 shares of our Class A common stock valued at $2.5 million from the Vurv escrow account as a result of a settlement with the former shareholders of Vurv. In the third quarter of 2009, we recorded an impairment of the WWC purchase option obtained in September 2008 as the terms of the September 19, 2009 merger agreement were more favorable than the terms of the purchase option.

Benefit From Income Taxes

	2010	2009	$ Change	% Change
	(In thousands)
Benefit from income taxes	$(5,306)	$(1,153)	$(4,153)	360%

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

Liquidity and Capital Resources

We have funded our operations primarily through cash flow from operations, the 2005 initial public offering of our common stock as well as the 2009 offering of our common stock. As of December 31, 2011, we had cash and cash equivalents totaling $116.0 million.

	2011	2010	$ Change	% Change
	(In thousands)
Cash provided by operating activities	$31,403	$35,792	$(4,389)	(12%)
Cash used in investing activities	(63,407)	(151,620)	88,213	(58%)
Cash provided by financing activities	7,721	12,613	(4,892)	(39%)

	2010	2009	$ Change	% Change
	(In thousands)
Cash provided by operating activities	$35,792	$50,672	$(14,880)	(29%)
Cash used in investing activities	(151,620)	(8,722)	(142,898)	1638%
Cash provided by financing activities	12,613	151,728	(139,115)	(92%)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $31.4 million and $35.8 million for 2011 and 2010, respectively. Consistent with prior years, cash provided by operating activities has historically been affected by net income (loss) adjusted for the add-back of non- cash expense items such as depreciation and amortization and the expense associated with stock-based awards as well as changes in operating assets and liabilities. Non-cash items included in net income (loss) for 2011 and 2010 were $56.9 million and $36.0 million, respectively. Specifically, stock-based compensation expense increased by $7.0 million in 2011 as compared to 2010. This increase was resulted from the new grants to employees and the increased market price per share of our stock, offset in part by reductions from fully vested, fully amortized stock options, which no longer impacted expense in 2011. Additionally, depreciation and amortization expense increased by $6.4 million in 2011 compared to 2010, primarily due to the amortization of intangible assets associated with the acquisitions of Learn.com in October 2010, Cytiva in April 2011, and Jobpartners in July 2011, offset in part by the decrease in amortization of the intangible assets associated with the acquisition of Vurv as these become fully amortized.

Changes in operating assets and liabilities resulted in a net decrease of $8.0 million to operating cash flows in 2011. Our net accounts receivable balance fluctuates from period to period, depending on the amount and timing of sales and billing activity, cash collections, and changes to our allowance for doubtful accounts. The change in deferred revenues was due to the addition of new customers and fluctuations resulting from the mix of annual and quarterly subscription and support billings combined with the timing of billings and the timing of the subscription and support revenue recognized associated with those contracts. The change in accounts payable and accrued liabilities was due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. The change in qualified wage credits receivable was related to a new qualified wage credit program in Quebec, Canada.

Net Cash Used in Investing Activities

Net cash used in investing activities was $63.4 million and $151.6 million for 2011 and 2010, respectively. Cash used in investing activities in 2011 resulted primarily from the $12.1 million and $34.5 million net cash outlays to complete the acquisition of Cytiva on April 1, 2011 and the acquisition of Jobpartners on July 1, 2011, respectively, as well as $15.9 million in capital expenditures as a result of investment in our datacenters and purchase of other hardware and software.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $7.7 million and $12.6 million for 2011 and 2010, respectively. Cash provided by financing activities in 2011 consisted primarily of the proceeds from stock option exercises and employee stock purchases in May and October 2011, offset by treasury stock tax withholdings related to vesting restricted stock and restricted stock units.

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

Contractual Obligations

The following table summarizes our commitments to settle contractual obligations in cash under operating leases and other purchase obligations, as of December 31, 2011:

	Less Than 1 Year	2—3 Years	4—5 Years	More than 5 Years	Total Future Payments
	(In thousands)
Operating lease obligations:
Facilities	$3,041	$8,252	$8,722	$19,451	$39,466
Third party hosting facilities	6,274	8,434	2,966	—	17,674
Capital lease obligations, including interest	41	7	—	—	48
Other contractual obligations	3,927	2,548	—	—	6,475

Total contractual cash obligations	$13,283	$19,241	$11,688	$19,451	$63,663

The contractual obligations in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Our commitments under operating leases are primarily for office spaces and third-party facilities that host our applications. Our commitments under capital leases are for certain computer hardware and software. Other contractual obligations include obligations for software license and maintenance agreements.

We have excluded $8.9 million in liabilities for unrecognized tax benefits from the contractual obligations table because we cannot make a reasonable reliable estimate of the periodic cash settlements with the respective taxing authorities. See Note 7 “Income Taxes” of the Notes to Consolidated Financial Statements in this Form 10-K for a discussion of income taxes.

Legal expenditures could also affect our liquidity. We are regularly subject to legal proceedings and claims that arise in the ordinary course of business, see Note 9 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in this Form 10-K. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, operating results, and cash flows.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

An increasing proportion of our operations are conducted outside the U.S. Our foreign currency exposure continues to grow as we grow internationally. In our view, our primary foreign currency exposures are economic, transaction, and translation.

Economic Exposure

We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars. For 2011, 5%, 6%, and 6% of our revenue was denominated in Canadian dollars, Euros, and other foreign currencies, respectively. However, if the U.S. dollar strengthens relative to other currencies, such strengthening could have an indirect effect on our sales to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations.

Our expenses are generally denominated in the currencies in which our operations are located. Our operating expenses are incurred primarily in the United States and Canada, including the expenses associated with our significant research and development operations that are maintained in Canada, with a portion of expenses incurred outside of North America where our other international sales offices and operations are located. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, and to a lesser extent, in the Euro and the British pound sterling. For 2011, approximately 78% of our operating expenses were U.S.-dollar denominated, and 11%, 5%, and 6% of our expenses revenue were denominated in Canadian dollars, Euros, and other foreign currencies, respectively. Assuming a constant currency rate as last year, the negative impact on our operating results was approximately $0.6 million. If the currencies noted above uniformly fluctuated by plus or minus 500 basis points from our estimated rates, we would expect our net results for 2012 to change by approximately minus or plus $0.6 million. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.

Transaction Exposure

We have various assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign exchange denominated assets and liabilities are recognized each period in our Consolidated Statements of Operations. During the year ended December 31, 2011, we recognized gains related to these foreign exchange assets and liabilities of approximately $0.5 million.

Translation Exposure

As our international operations grow, fluctuations in foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our non-U.S. dollar denominated subsidiaries. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Consolidated Balance Sheets. The cumulative effect of foreign exchange rate fluctuations on our consolidated financial position at the end of December 31, 2011, was a net translation gain of approximately $0.5 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.

Interest Rate Risk

We had cash and cash equivalents of $116.0 million at December 31, 2011. These amounts were held primarily in cash or money market accounts. At December 31, 2011, our cash equivalents were generally invested in money market funds, which are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Declines in interest rates, however, will reduce future interest income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Taleo Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, stockholders’ equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Taleo Corporation and its subsidiaries (the “Company”) at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Jobpartners Limited (Jobpartners) and Cytiva Software Inc. (Cytiva) from its assessment of internal control over financial reporting as of December 31, 2011 because Jobpartners and Cytiva were acquired by the Company in business combinations during 2011. We have also excluded Jobpartners and Cytiva from our audit of internal control over financial reporting. The total assets and net revenues of these two acquisitions on a combined basis represent approximately 10.1% and 2.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ Pricewaterhouse Coopers LLP
San Jose, California
February 29, 2011

TALEO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$115,974	$141,588
Accounts receivable, net of allowances of $639 at December 31, 2011 and $354 at December 31, 2010	85,810	58,120
Prepaid expenses and other current assets	22,689	18,065
Qualified wage credits receivable	7,947	6,034

Total current assets	232,420	223,807

Property and equipment, net	28,391	26,552
Restricted cash	13	218
Goodwill	243,304	206,418
Intangible assets, net	59,233	59,478
Other assets	11,361	7,363

Total assets	$574,722	$523,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$47,907	$36,377
Deferred revenue - subscription and support and customer deposits	111,707	79,704
Deferred revenue - professional services	16,530	19,692
Capital lease obligations, short-term	40	105

Total current liabilities	176,184	135,878

Long-term deferred revenue - subscription and support and customer deposits	1,233	150
Long-term deferred revenue - professional services	4,595	10,006
Other liabilities	13,476	9,241
Capital lease obligations, long-term	7	46

Total liabilities	195,495	155,321

Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A Common Stock; par value, $0.00001 per share; 150,000,000 shares authorized; 41,679,443 and 40,672,092 shares outstanding at December 31, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	473,596	442,514
Accumulated deficit	(94,040)	(76,609)
Treasury stock, at cost, 26,269 and 34,738 shares outstanding at December 31, 2011 and December 31, 2010, respectively	(801)	(776)
Accumulated other comprehensive income	471	3,385

Total stockholders’ equity	379,227	368,515

Total liabilities and stockholders’ equity	$574,722	$523,836

See Accompanying Notes to Consolidated Financial Statements

TALEO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Subscription and support	$256,526	$199,302	$173,495
Professional services	58,869	37,973	24,917
TSA settlement - subscription and support (Note 9)	(6,500)	—	—

Net revenues	308,895	237,275	198,412

Cost of revenues:
Subscription and support	58,380	48,765	41,478
Professional services	44,992	29,671	24,614

Total cost of revenues	103,372	78,436	66,092

Gross profit	205,523	158,839	132,320

Operating expenses:
Sales and marketing	112,083	77,721	65,731
Research and development	58,127	43,431	34,847
General and administrative	55,529	42,761	32,240

Total operating expenses	225,739	163,913	132,818

Operating loss	(20,216)	(5,074)	(498)

Interest and other income (expense), net:
Interest income	348	482	329
Interest expense	(364)	(106)	(166)
Other income (expense), net	931	(188)	475

Total interest and other income (expense), net	915	188	638

Income (loss) before benefit from income taxes	(19,301)	(4,886)	140
Benefit from income taxes	(1,870)	(5,306)	(1,153)

Net income (loss)	$(17,431)	$420	$1,293

Net income (loss) per share attributable to Class A common stockholders — basic	$(0.42)	$0.01	$0.04

Net income (loss) per share attributable to Class A common stockholders — diluted	$(0.42)	$0.01	$0.04

Weighted-average Class A common shares — basic	41,043	39,685	31,507

Weighted-average Class A common shares — diluted	41,043	40,915	32,406

See Accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2011, 2010, and 2009

(In thousands)

			Additional Paid-In- Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Common Stock
	Shares	Amount
Balances, December 31, 2008	31,120,614	$—	$250,168	$(78,322)	$—	$575	$172,421	$(9,559)

Employee stock options exercised	616,806	—	7,438	—	—	—	7,438
Issuance of restricted shares	300,592	—	247	—	—	—	247
Issuance of ESPP shares	182,608	—	1,137	—	1,066	—	2,203
Stock offering	7,475,000	1	151,370	—	—	—	151,371
Stock offering transaction cost	—	—	(7,584)	—	—	—	(7,584)
Shares received from Vurv escrow settlement	(111,167)	—	—	—	(2,471)	—	(2,471)
Shares acquired for payroll tax payments	(67,865)	—	—	—	(1,066)	—	(1,066)
Restricted shares reacquired or forfeited	(8,751)	—	—	—	—	—	—
Stock-based compensation	—	—	11,029	—	—	—	11,029
Excess tax benefit associated with stock-based compensation	—	—	301	—	—	—	301
Net income	—	—	—	1,293	—	—	1,293	$1,293
Foreign currency translation adjustments	—	—	—	—	—	2,027	2,027	2,027

Balances, December 31, 2009	39,507,837	$1	$414,106	$(77,029)	$(2,471)	$2,602	$337,209	$3,320

Employee stock options exercised	970,329	—	13,678	—	—	—	13,678
Issuance of restricted shares	45,807	—	240	—	—	—	240
Issuance of ESPP shares	186,786	—	(742)	—	4,519	—	3,777
Vested restricted stock units converted to shares	140,139	—	—	—	—	—	—
Shares acquired for payroll tax payments	(110,357)	—	—	—	(2,824)	—	(2,824)
Restricted shares reacquired or forfeited	(68,449)	—	—	—	—	—	—
Stock-based compensation	—	—	14,939	—	—	—	14,939
Excess tax benefit associated with stock-based compensation	—	—	293	—	—	—	293
Net income	—	—	—	420	—	—	420	$420
Foreign currency translation adjustments	—	—	—	—	—	783	783	783

Balances, December 31, 2010	40,672,092	$1	$442,514	$(76,609)	$(776)	$3,385	$368,515	$1,203

Employee stock options exercised	611,550	—	9,815	—	—	—	9,815
Issuance of restricted shares	43,311	—	269	—	—	—	269
Issuance of ESPP shares	181,707	—	(765)	—	5,510	—	4,745
Vested restricted stock units converted to shares	349,772	—	—	—	—	—	—
Shares acquired for payroll tax payments	(173,238)	—	—	—	(5,535)	—	(5,535)
Restricted shares reacquired or forfeited	(5,751)	—	—	—	—	—	—
Stock-based compensation	—	—	21,896	—	—	—	21,896
Excess tax benefit associated with stock-based compensation	—	—	(133)	—	—	—	(133)
Net loss	—	—	—	(17,431)	—	—	(17,431)	$(17,431)
Foreign currency translation adjustments	—	—	—	—	—	(2,914)	(2,914)	(2,914)

Balances, December 31, 2011	41,679,443	$1	$473,596	$(94,040)	$(801)	$471	$379,227	$(20,345)

See Accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(17,431)	$420	$1,293
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,160	28,720	27,437
Loss on disposal of fixed assets	49	98	17
Amortization of debt issuance costs	109	—	—
Amortization of tenant inducements	(226)	(176)	(152)
Tenant inducements from landlord	—	—	114
Stock-based compensation expense	21,896	14,939	11,029
Excess tax benefits on the exercise of stock options	133	(293)	(301)
Tax benefit recorded upon business acquisitions	(1,053)	(6,546)	—
Director fees paid with stock in lieu of cash	269	240	247
Gain on remeasurement of previously held interest in Worldwide Compensation, Inc.	—	(885)	—
Bad debt provision (recovery)	528	(83)	840
Worldwide Compensation purchase option write-off	—	—	1,084
Settlement of Vurv escrow account	—	—	(2,471)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(25,977)	(11,046)	4,440
Prepaid expenses and other assets	(3,848)	(8,436)	(1,576)
Qualified wage credits receivable	(2,283)	(275)	1,471
Accounts payable and accrued liabilities	4,125	8,371	(2,249)
Deferred revenues and customer deposits	19,952	10,744	9,449

Net cash provided by operating activities	31,403	35,792	50,672

Cash flows from investing activities:
Purchases of property and equipment, net	(15,871)	(14,517)	(9,140)
Change in restricted cash	204	401	418
Acquisitions, net of cash acquired	(46,590)	(137,504)	—
Purchase of intangible assets	(1,150)	—	—

Net cash used in investing activities	(63,407)	(151,620)	(8,722)

Cash flows from financing activities:
Principal payments on capital lease obligations	(355)	(1,652)	(1,591)
Payments for costs associated with 2009 equity offering	—	(659)	—
Payments for debt issuance costs	(816)	—	—
Excess tax benefits on the exercise of stock options	(133)	293	301
Treasury stock acquired to settle employees withholding liability	(5,535)	(2,824)	(1,066)
Net proceeds from stock offering	—	—	144,444
Proceeds from stock options exercised and ESPP shares	14,560	17,455	9,640

Net cash provided by financing activities	7,721	12,613	151,728

Effect of exchange rate changes on cash and cash equivalents	(1,331)	574	1,089

Increase (decrease) in cash and cash equivalents	(25,614)	(102,641)	194,767
Cash and cash equivalents:
Beginning of period	141,588	244,229	49,462

End of period	$115,974	$141,588	$244,229

Supplemental cash flow disclosures:
Cash paid for interest	$7	$18	$64
Cash paid (refunded) for income taxes, net	$(505)	$2,469	$275
Supplemental disclosure of non-cash investing and financiang activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$3,116	$2,771	$2,636
Property and equipment acquired under capital lease	$—	$104	$—
Accrued offering expenses	$—	$—	$659

See Accompanying Notes to Consolidated Financial Statements.

TALEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

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

Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Taleo Corporation and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. For the year ended December 31, 2011, we recorded adjustments that accumulated to $0.3 million related to prior years that impacted the benefit from income taxes, net loss and certain balance sheet accounts. For the year ended December 31, 2010, we recorded adjustments that accumulated to $0.1 million that impacted revenue, net loss and certain balance sheet accounts. Such adjustments were assessed under the guidance in the SEC’s Staff Accounting Bulletin 108 and were deemed immaterial to previously reported financial statements and to the results for the current period.

Beginning in the first quarter of 2011, we changed the terminology used to report our revenues, from “Application” to “Subscription and Support” and from “Consulting” to “Professional Services”. This change in terminology did not result in any changes to our previously reported financial statements.

Reclassifications — In the fourth quarter of 2011, we began classifying realized and unrealized foreign currency transaction gains and losses in our Consolidated Statements of Operations within Other income (expense), net. These amounts were previously included in the line item general and administrative expense in our Consolidated Statements of Operations. Accordingly, the Consolidated Statements of Operations for the prior years have been reclassified to conform to the current presentation. The reclassification did not impact net income as previously reported (See Note 12).

In addition, certain reclassifications have been made to the prior years’ Consolidated Statements of Cash Flows to conform to the current year presentation.

Allocation of Overhead Costs — We allocate overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on employee count. As such, overhead expenses are reflected in each cost of revenue and operating expense category.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires our management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the determination of the provision for income taxes, the fair value of stock-based awards issued, and the determination of the fair value of assets acquired and liabilities assumed for business acquisitions. Actual results could differ from those estimates.

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

Subscription and support Revenue

The majority of our subscription and support revenue is recognized monthly over the life of the application agreement, based on stated, fixed-dollar amount contracts with our customers and consists of:

•	fees paid for subscription services; and

•	amortization of any related set-up fees.

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

On January 1, 2010, we adopted Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”) on a prospective basis. ASU 2009-13 amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

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

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. Our professional services have standalone value because those services are sold separately by us and similar services are sold by other vendors. Our subscription and support services have standalone value as such services are often sold separately. However, we use ESP to determine fair value for subscription and support services when sold in a multi-element arrangement as we do not have VSOE for these services and TPE is not a practical alternative due to differences in features and functionality of other company’s offerings. When new subscription and support services products are acquired or developed that require significant professional services in order to deliver the subscription and support service, and the subscription and support and professional services cannot support standalone value, then such subscription and support and professional services will be evaluated as one unit of accounting. We determined ESP for our subscription and support services based on the following:

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

For multi-element arrangements entered into or materially modified in 2010 and thereafter, we allocated consideration proportionately based on the relative selling prices, then recognized the allocated revenue over the respective delivery periods for each element.

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

Professional services revenue recognized in 2011 and 2010 relating to multi-element arrangements entered into prior to 2010 was approximately $10.0 million and $13.4 million, respectively. During 2011 and 2010, we deferred additional revenue of $0.6 million and $8.3 million, respectively, for services performed related to multi-element arrangements entered into prior to 2010.

For professional services sold separately from subscription and support services, we recognize professional services revenues as these services are performed for hourly engagements, or using a proportional performance model based on services performed for fixed fee engagements.

Expenses associated with delivering all professional services are recognized as incurred when the services are performed. Associated out-of-pocket travel costs and expenses related to the delivery of professional services are typically reimbursed by the customer. They are accounted for as both revenue and expense in the period the cost is incurred.

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

Commission Expense — Commissions are the incremental costs that are directly associated with revenue contracts. In the case of commissions for subscription and support contracts, the commissions are calculated based upon a percentage of the revenue for the first contract year. Commissions are expensed over the twelve-month period following the initiation of a new customer contract. Commission expense is included in Sales and marketing expense in the accompanying Consolidated Statement of Operations.

Business Combinations — We recognize separately from goodwill the fair value of assets acquired and the liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Critical estimates in valuing certain of the intangible assets include, but are not limited to, the net present value of future expected cash flows from product sales and services. The fair value of deferred revenue is determined based on the estimated direct cost of fulfilling the obligation to the customer while the fair value for all other assets and liabilities acquired is determined based on estimated future benefits or legal obligations associated with the respective asset or liability.

While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Operations. In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated fair values as of the date of acquisition. Subsequent to the measurement period or our final determination of the tax allowance’s estimated value, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in the our consolidated statement of operations. The goodwill recognized from these acquisitions is not expected to be deductible for income tax purposes.

Transaction costs associated with the business combinations are expensed as incurred, and are included in general and administrative expenses in the consolidated statement of operations. Such transaction costs were $8.2 million and $6.8 million for the years ended December 31, 2011 and 2010, respectively. There were no transaction costs for the year ended December 31, 2009.

Goodwill and Other Intangible Assets —We perform a goodwill impairment test annually during the fourth quarter of our fiscal year and more frequently if events or circumstances indicate that an impairment may have occurred. October 1 has been adopted as the date of the annual impairment test. The impairment test compares the fair value of our reporting units to their carrying amount, including goodwill, to assess whether impairment is present. We estimate the fair value of our reporting units using two methods: quoted market price and a discounted cash flow valuation model. The discounted cash flow method requires estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors from a market participants’ perspective. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Based on the most recent impairment test conducted on October 1, 2011, we concluded that there was no impairment of goodwill as of that date. We will continue to assess the impairment of goodwill annually on October 1 or sooner, if other indicators of impairment arise.

Identified intangible assets primarily consist of acquisition-related developed technology, customer relationships, trade names and trademarks which are generally amortized over the periods of benefit, ranging from one to seven years. We perform a review of identified intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than it had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There were no impairment charges related to identified intangible assets in 2011.

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

Income Taxes — We are subject to income taxes in both the United States and foreign jurisdictions based upon actual and estimated amounts. We account for income taxes using the asset/liability method. We record deferred tax assets and liabilities on the Consolidated Balance Sheets as temporary differences arise. Our temporary differences arise because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses. A difference between the tax basis of an asset or a liability and its reported amount in the statement of financial position will result in taxable or deductible amounts in some future year(s) when the reported amounts of assets are recovered and the reported amounts of liabilities are settled. A full valuation allowance against our U.S. deferred tax assets is maintained based upon evidence that demonstrates that our net deferred tax assets are not more likely than not to be deductible in some future year(s). Deferred tax assets, related valuation allowances, and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating current tax expense (benefit) together with assessing temporary differences. Our deferred tax assets consist primarily of net operating loss carryforward balances, research tax credits, and temporary differences related to deferred revenue and stock-based compensation. Our deferred tax liabilities consist primarily of acquired intangible assets that are amortizable for financial reporting purposes only.

Through December 31, 2011 we maintained a valuation allowance against our U.S. and certain foreign deferred tax assets as we determined that it was more likely than not that these assets would not be realized. If we are to conclude that these deferred tax assets will more likely than not be realized in the future, we will reverse the valuation allowance. Reversing the valuation allowance would likely have a material impact on our financial results in the form of reduced tax expense or increased tax benefit in the period the reversal occurs.

We account for uncertain tax positions by recognizing and measuring tax benefits taken or expected to be taken on a tax return. A tax benefit from an uncertain position may be recognized only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If the recognition threshold is met, only the portion of the tax benefit that is greater than 50 percent likely to be realized upon settlement with a taxing authority (that has full knowledge of all relevant information) is recorded. The tax benefit that is not recorded is considered an unrecognized tax benefit and disclosed. We recognize interest and penalties related to uncertain tax positions in income tax expense. See Note 7 “Income Taxes” of the Notes to Consolidated Financial Statements in this Form 10-K for a discussion of income taxes.

To date, the Canada Revenue Agency (“CRA”) has issued assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and CAD $6.9 million, respectively. In December of 2010, we received a proposal letter from CRA for 2004, detailing their initial proposal of increasing taxable income of CAD $7.2 million. In October 2011, we received a letter from CRA detailing their initial proposal of increasing 2005, 2006, and 2007 taxable income by CAD $5.7 million, CAD $3.8 million, and CAD $4.1 million, respectively. We disagree with the CRA’s basis for these adjustments and have appealed their decision through applicable administrative procedures. We have sought U.S. tax treaty relief through Competent Authority for the 2002 and 2003 assessments received by the CRA and have indicated our intent to do so for 2004 - 2007 when CRA issues their final assessment.

There could be a significant impact to our uncertain tax positions over the next twelve months depending on the outcome of any audit. We have recorded income tax reserves believed to be sufficient to cover any potential tax assessments for the open tax years. In the event the CRA audit results in adjustments that exceed both our tax reserves and our available deferred tax assets, our Canadian subsidiary may be subject to penalties and interest. Any such penalties and interest cannot be reasonably estimated at this time as proceedings to determine the applicability of penalties and interest has not yet reached a conclusion.

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Our allowance for doubtful accounts is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. The following is a summary of the activity in the allowance for doubtful accounts for the three years ended December 31:

	2011	2010	2009
	(In thousands )
Balance at beginning of period	$354	$759	$884
Additions (deductions)	528	(83)	840
Provision related to Vurv acquisition	—	—	(241)
Write-offs charged against allowance	(243)	(322)	(724)

Balance at end of period	$639	$354	$759

Cash and Cash Equivalents — We define cash and cash equivalents as cash and highly liquid investments with maturity of three months or less when purchased and are mainly comprised of bank deposits.

Restricted Cash — Our restricted cash balance of $0.2 million at December 31, 2010 was maintained in a money market account and reserved for a letter of credit issued to our landlord as a security deposit. At December 31, 2011, we were no longer required to maintain the letter of credit and accordingly, the restricted cash balance was released.

Concentration of Credit and Market Risk and Significant Customers — Financial instruments that potentially subject us to credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain substantially all of our cash and cash equivalents in financial institutions that we believe to have good credit ratings and represent minimal risk of loss of principal. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Certain operating cash accounts exceed the FDIC insurance limits. At December 31, 2011, cash and cash equivalents held by our foreign subsidiaries totaled approximately $9.3 million. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances.

We do not require our customers to provide collateral. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising our customer base and their dispersion across various industries. During 2011, 2010 and 2009, there were no customers that individually represented greater than 10% of total revenue, respectively. There were no customers that individually represented greater than 10% of total accounts receivable at December 31, 2011 or December 31, 2010.

Fair Value of Financial Instruments — The carrying amounts of our financial instruments, which include cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their fair values due to their nature, duration and short maturities.

Foreign Currency Translation — The U.S. dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured using their local currency as the functional currency. Assets and liabilities for foreign entities are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates, and revenues and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding periods. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive income. Realized and unrealized gains and losses from foreign currency transactions are reflected in the Consolidated Statements of Operations within the line item Other income (expense), net, and were $0.5 million, ($1.1) million, and ($0.9) million in 2011, 2010, and 2009, respectively.

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

Qualified Wage Credits — We participated in a provincial government program in Quebec, Canada through 2010 and received qualified wage credits based upon qualifying research and development expenditures (“prior Quebec program”). This particular qualified wage credit program in Quebec expired in December 2010. In 2011, we were accepted in a new provincial qualified wage credit program (“current Quebec program”) that replaced the prior Quebec program. Since the current Quebec program is retroactive to 2009 and provides for a broader base of qualifying salaries than under the prior Quebec program, we were able to increase our projected refund over the amounts previously recorded as expense reductions in 2009 and 2010. The credits earned are reported as a reduction of related cost of revenues and research and development expense in the year incurred. During 2011, we recorded $5.8 million in qualified wage credits under the current Quebec program as a reduction of cost of revenues and research and development expenses, of which $1.8 million related to the projected refund amounts for 2009 and 2010. During 2010 and 2009, we recorded $2.8 million and $2.4 million, respectively, in qualified wage credits under the prior Quebec program as a reduction of research and development expenses.

On February 23, 2012, prior to the issuance of our financial statements, we received a notification from Revenue Quebec that our 2009 qualified wage credit claim was denied. Although we intend to pursue this matter with an appeal to the Minister of Finance in Quebec, we have recorded an allowance of $3.5 million related to this receivable in our annual results for the year ended December 31, 2011. The denial for the 2009 qualified wage credits was based on an alleged failure to file an election to claim the credit in a timely manner. The denial does not affect the 2010 and 2011 qualified wage credits. The income tax effect of this adjustment is a benefit of $0.6 million.

In addition to the current Quebec program described above, our Canadian subsidiary participates in a scientific research and experimental development, or SR&ED, program administered by the Canadian federal government that provides income tax credits based upon qualifying research and development expenditures. For tax years 2011 and 2010, we recorded estimated SR&ED credit claims of approximately $0.9 million and $0.9 million, respectively, and we are eligible to remain in the SR&ED program for future tax years as long as our development projects continue to qualify. These Canadian federal SR&ED tax credits can only be applied to offset Canadian federal taxes payable and are reported as a credit to our tax provision to the extent they reduce taxes payable to zero with any residual benefits recorded as a net deferred tax asset.

Advertising Expenses — The cost of advertising is expensed as incurred as a component of sales and marketing expense on the consolidated statement of operations. Advertising costs were approximately $3.9 million, $1.0 million, and $0.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Internal-Use Software Development Costs — We capitalize costs to develop internal-use software during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software is included in property and equipment and is depreciated over three to five years when placed in service. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

During 2011, we capitalized $1.1 million of such costs. Amortization of these capitalized costs has not started as of December 31, 2011. There were no internal-use software development costs capitalized in 2010 and 2009.

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

Comprehensive Income (Loss) — Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments related to the net assets (liabilities) of the operations of our foreign subsidiaries and is presented in the consolidated statements of stockholders’ equity under the caption “Accumulated other comprehensive income”. Comprehensive income (loss) for the years ended December 31, 2011, 2010, and 2009, was approximately ($20.3) million, $1.2 million, and $3.3 million, respectively.

Recent Accounting Pronouncements — In September 2011, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on the goodwill impairment test. The amendments allow both public and nonpublic entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance also includes examples of the types of events and circumstances to consider in conducting the qualitative assessment. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of the concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. We do not expect that this guidance will have an impact on our financial position, results of operations, or cash flows. The amendment (other than the portion regarding the presentation of reclassification adjustments which as noted above has been deferred indefinitely) becomes effective for reporting periods beginning after December 15, 2011. We expect the adoption of this guidance will impact the presentation of our financial statements but will not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued an update to existing guidance to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The updated guidance amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This updated guidance is effective for interim and annual periods beginning after December 15, 2011, which is beginning January 1, 2012 for the Company. Early adoption is not permitted. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

Note 2. Business Combinations

Our acquisition activity in 2011 and 2010 was as follows:

Acquisition of Jobpartners

On July 1, 2011, we completed our acquisition of Jobpartners, a European provider of talent management solutions. We expect this acquisition to increase our customer base in Europe and give us an increased presence in the SaaS-based talent management industry in the region. Total consideration for the purchase was $39.3 million in cash. Approximately fifteen percent (15%) of the consideration has been placed into escrow to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties by Jobpartners. The escrow will be released in two tiers on the 12 and 18 month anniversaries of the closing of the acquisition. There are no contingent cash payments related to this transaction. The assets, liabilities, and operating results of Jobpartners have been reflected in our consolidated financial statements from the date of acquisition.

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to both current and noncurrent deferred tax liabilities which are subject to change, pending the finalization of certain tax returns.

Purchase Price	July 1, 2011
(In thousands)
Cash	$39,263

Allocation of purchase price	July 1, 2011
(In thousands)
Cash	$4,753
Accounts receivable, net	2,432
Other current assets	422
Property and equipment	316
Intangible assets	10,260
Other assets	503
Accounts payable and accrued liabilities	(6,832)
Deferred taxes, net	(21)
Deferred revenue	(3,489)
Goodwill	30,919

Total purchase price	$39,263

We did not record any in-process research and development in connection with the acquisition. We expect the allocation of the purchase price for Jobpartners to be finalized by the third quarter of 2012.

Acquisition of Cytiva

On April 1, 2011, we completed our acquisition of Cytiva, a Canadian based mid-market provider of on-demand recruiting software solutions. We expect the acquisition of Cytiva to improve our position in talent management for small and medium-sized businesses and expand our customer base. The total consideration paid by us to acquire all of the outstanding capital stock and vested options of Cytiva was $12.3 million in cash. There were no contingent cash payments related to this transaction. The assets, liabilities and operating results of Cytiva have been reflected in our consolidated financial statements from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Purchase Price	April 1, 2011
(In thousands)
Cash	$12,276

Allocation of Purchase Price	April 1, 2011
(In thousands)
Cash	$196
Accounts receivable, net	372
Other current assets	72
Property and equipment	109
Intangible assets	8,500
Accounts payable and accrued liabilities	(418)
Other current liabilities	(237)
Deferred taxes, net	(2,450)
Deferred revenue	(1,577)
Goodwill	7,709

Total purchase price	$12,276

We did not record any in-process research and development in connection with the acquisition.

Acquisition of Learn.com

On October 1, 2010, we completed our acquisition of Learn.com, a private company headquartered in Florida that provides SaaS learning and development solutions to enable businesses to more seamlessly develop, deliver and manage education and training to employees, customers, partners and resellers. We expect the Learn.com learning and development management solutions to complement our existing talent management products. The total consideration paid by us to acquire all of the outstanding common stock and vested options of Learn.com was $124.2 million in cash. Approximately ten percent (10%) of the consideration was placed into escrow for twelve months following the closing to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties by Learn.com. We have no contingent cash payments related to this transaction. The assets, liabilities and operating results of Learn.com have been reflected in our consolidated financial statements from the date of acquisition.

The following table summarizes the fair values of the assets and liabilities assumed at the acquisition date of October 1, 2010.

Purchase Price	October 1, 2010
(In thousands)
Cash	$124,219

Allocation of purchase price	October 1, 2010
(In thousands)
Cash	$96
Accounts receivable, net	2,616
Other current assets	811
Property and equipment	1,315
Other Assets	304
Intangible assets	38,643
Accounts payable and accrued liabilities	(10,029)
Long term liabilities	(48)
Deferred taxes, net	(5,997)
Deferred revenue	(6,663)
Goodwill	103,171

Total purchase price	$124,219

We did not record any in-process research and development in connection with the acquisition.

Acquisition of Worldwide Compensation, Inc.

On January 1, 2010, we completed the acquisition of WWC when we purchased the remaining 84% equity interest from the former shareholders of WWC. Previously, in the third quarter of 2008, we made an investment of $2.5 million for a 16% equity investment in and an option to purchase WWC at a later date. The acquisition of WWC enables us to expand our solution offerings for compensation management. In connection with the acquisition, we negotiated more favorable terms than the purchase option and also terminated the purchase option. Accordingly, the total consideration paid by us for the issued and outstanding capital stock, options and warrants of WWC that we did not already own was approximately $13.4 million in cash. Additionally, the fair value of the previously held 16% equity interest was determined to be $2.3 million. Fifteen percent (15%) of the consideration was placed into escrow for one year following the closing to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties contained in the merger agreement or certain other events. We have no contingent cash payments related to this transaction. The assets, liabilities and operating results of WWC are reflected in our consolidated financial statements from the date of acquisition.

The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date of January 1, 2010:

Purchase Price	January 1, 2010
(In thousands)
Cash	$13,381
Fair Value of previously held 16% equity interest	2,300

Total purchase price	$15,681

Allocation of purchase price	January 1, 2010
(In thousands)
Accounts receivable, net	$308
Other current assets	6
Property and equipment	166
Intangible assets	4,800
Current liabilities	(391)
Deferred revenue	(831)
Goodwill	11,623

Total purchase price	$15,681

We did not record any in-process research and development in connection with the acquisition.

In April 2011, we received $0.4 million cash from the settlement of the WWC escrow account for losses incurred by us as a result of certain breaches of the representations and warranties contained in the WWC acquisition agreement. The cash we received was recorded as ‘Other income (expense), net’ in our Consolidated Statements of Operations. All escrow accounts related to the WWC acquisition were settled in the second quarter of 2011.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of Taleo, Jobpartners, Cytiva and Learn.com to reflect the acquisitions as if they occurred on the first date of the earliest period presented. The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of Jobpartners, Cytiva, and Learn.com had taken place as of the beginning of the earliest period presented.

	Year Ended December 31,
	2011	2010
	(In thousands, except per share data)
Net revenues	$318,883	$286,567

Net loss attributable to Class A common stockholders	(18,332)	(32,394)

Net loss per share attributable to Class A common stockholders - basic	$(0.45)	$(0.82)

Net loss per share attributable to Class A common stockholders - diluted	$(0.45)	$(0.82)

Weighted-average Class A common shares — basic	41,043	39,685

Weighted-average Class A common shares — diluted	41,043	39,685

Our results of operations for 2011 included $2.8 million, $1.4 million, $3.1 million, and $0.2 million in revenues related to Jobpartners, Cytiva, Learn.com, and WWC acquired deferred revenues, respectively. It is impractical to determine the results of operations for Jobpartners, Cytiva, Learn.com, and WWC on a standalone basis as each entity’s operations have been integrated into our operations.

Note 3. Intangible Assets and Goodwill

The goodwill recorded in connection with our acquisitions is primarily related to the expected long-term synergies and other benefits from integrating the acquired products on to our unified platform. All goodwill is reported in our subscription and support operating segment.

We did not record any goodwill impairments in the years ended December 31, 2011, 2010, or 2009. The following table presents the changes in the carrying amount of goodwill during 2011 and 2010:

Amount
(in thousands)
Goodwill as of December 31, 2009	$91,027
Goodwill from WWC acquisition	11,623
Goodwill from Learn.com acquisition	103,768
Adjustments to goodwill	—

Goodwill as of December 31, 2010	$206,418

Goodwill from Cytiva acquisition	7,709
Goodwill from Jobpartners acquisition	30,919
Adjustments to goodwill	(1,742)

Goodwill as of December 31, 2011	$243,304

Adjustments to goodwill include a reduction due to foreign currency translation of $1.1 million and a reduction due to the finalization of purchase price allocation for the Learn.com acquisition during the measurement period of $0.6 million.

The following schedule presents the details of intangible assets as of December 31, 2011 and 2010:

	December 31, 2011				December 31, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (in years)
Existing technology	$26,801	$(16,128)	$10,673	3.8	$25,881	$(11,475)	$14,406	3.9
Customer relationships	83,656	(38,761)	44,895	5.6	66,483	(25,102)	41,381	5.6
Patents and trade names	3,396	(1,124)	2,272	4.2	1,741	(390)	1,351	4.0
Non-compete agreements	3,179	(1,786)	1,393	2.4	3,030	(690)	2,340	2.4

	$117,032	$(57,799)	$59,233		$97,135	$(37,657)	$59,478

We did not have any intangible asset impairment in the years ended December 31, 2011 or 2009. There were no material impairment charges related to intangible assets during 2010. Amortization expense for intangible assets was $20.2 million, $14.5 million, and $14.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. The estimated amortization expenses for intangible assets for the future years are as follows:

Period	Estimated Amortization Expense
2012	$17,345
2013	14,448
2014	12,575
2015	8,526
2016	4,225
Thereafter	2,114

Total	$59,233

Note 4. Property and Equipment

Property and equipment consists of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands )
Computer hardware and software	$87,867	$74,303
Furniture and equipment	4,038	3,867
Leasehold improvements	5,212	4,839

	97,117	83,009
Less accumulated depreciation and amortization	(68,726)	(56,457)

Total	$28,391	$26,552

Property and equipment included capital leases totaling $2.7 million and $2.7 million at December 31, 2011 and 2010, respectively. All of the equipment purchased under capital leases are included in computer hardware and software. Accumulated amortization relating to property and equipment under capital leases totaled $2.6 million and $2.5 million, respectively, at December 31, 2011 and 2010. Depreciation and amortization expense of property and equipment was $15.0 million, $14.2 million, and $13.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Accounts payable	$10,442	$5,523
Accrued compensation	20,188	16,624
Accrued professional fees	3,813	2,786
Accrued income taxes	458	146
Accrued sales tax	4,869	3,543
Accrued marketing	2,069	1,104
Other accrued liabilities	6,068	6,651

Total	$47,907	$36,377

Note 6. Stockholders’ Equity

On November 19, 2009, we completed the offering of 6,500,000 shares of common stock at a price of $20.25 per share. We sold 7,475,000 shares including 975,000 shares related to an underwriter’s option to sell additional shares to cover over-allotments of shares. Upon the closing of the offering, we received net proceeds of $143.8 million, after deducting underwriting discounts and commissions.

The following describes our common stock and equity incentive plans:

Class A Common Stock

Holders of the Class A common stock are entitled to one vote for each share of Class A common stock held. No dividends have been declared or paid as of December 31, 2011.

Equity Incentive Plans

The Company currently issues equity awards under two Class A stock plans: 2009 Equity Incentive Plan (“2009 EIP”) and the 2004 Employee Stock Purchase Plan (“2004 ESPP”).

On May 28, 2009, our stockholders approved the adoption of the 2009 EIP with an initial share reserve of 5,200,000. The 2009 EIP also assumes expired, unexercised options and forfeited or reacquired shares granted under our prior stock plans.

Options issued subsequent to May 2009 were granted from the 2009 EIP. Under the 2009 EIP, options are subject to the vesting provisions associated with each grant, and continue to generally vest one-fourth on the first anniversary of the grant, but then vest ratably on a quarterly basis thereafter for the following 12 quarters. Options issued prior to the May 2009 are subject to the vesting provisions associated with each grant, generally vesting one-fourth on the first anniversary of the grant and ratably on a monthly basis thereafter for the following 3 years.

Our right to repurchase the restricted stock granted to employees lapses in accordance with a four year vesting schedule and the restricted stock units granted to employees vest in accordance with a four year vesting schedule. Beginning June 1, 2009, restricted stock and restricted stock units were granted from the 2009 EIP. Under the 2009 EIP, restricted stock and restricted stock units generally vest one-fourth on the first anniversary of the vesting start date then quarterly thereafter for the following 12 quarters. Restricted stock and restricted stock units granted prior to May 2009 were subject to quarterly vesting for the 16 quarters following the grant date. Our outside directors, with the exception of the Lead Independent Director of our Board of Directors, receive 50%, and may elect to receive up to 100%, of their board compensation as restricted stock or performance shares in lieu of cash compensation. The Lead Independent Director of our Board of Directors may elect to receive his board compensation in any combination of cash and restricted stock. Restricted stock awards to directors made in lieu of cash compensation are granted on the first business day of each quarter and vest on the last day of each quarter.

We adopted the Employee Stock Purchase Plan in 2004, which reserved a total of 500,000 shares of common stock for issuance. The ESPP also provides for annual increases in the number of shares available for issuance on the first day of each year, beginning in 2005, and ending in 2014, equal to the lesser of:

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

Stock Options

We have granted stock options to employees during the years ended December 31, 2011, 2010, and 2009 at exercise prices greater than or equal to the fair value of the Class A common stock at the time of grant. The weighted average grant date fair value of options granted during 2011, 2010, and 2009 was $17.16 per option, $13.59 per option, and $9.06 per option, respectively. Options issued under the 2009 EIP have a term of 7 years. Options issued under our prior stock option plans had a term of 10 years.

The following table presents a summary of the Class A common stock option activity for the years ended December 31, 2011, 2010, and 2009, and related information:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	3,302,307	$15.23

Options granted	337,000	$14.53
Options exercised	(616,806)	$12.06
Options forfeited /expired	(286,904)	$21.34

Outstanding at December 31, 2009	2,735,597	$15.22

Options granted	692,008	$25.17
Options exercised	(970,329)	$14.11
Options forfeited /expired	(193,771)	$18.48

Outstanding at December 31, 2010	2,263,505	$18.46

Options granted	424,700	$33.21
Options exercised	(611,550)	$16.05
Options forfeited /expired	(100,134)	$24.01

Outstanding at December 31, 2011	1,976,521	$22.09	5.57	$33,050,892

Vested and expected to vest at December 31, 2011	1,904,878	$21.76	5.54	$32,478,628

Exercisable at December 31, 2011	1,119,182	$17.25	5.12	$24,132,647

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011.

The following table summarizes stock options outstanding at December 31, 2011:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number of Options Vested and Exercisable	Weighted Average Exercise Price
$0.78 - $13.50	218,314	3.89	$9.97	207,592	$9.97
$13.58 - $15.79	255,478	4.80	14.95	253,320	14.95
$15.87 - $17.28	275,403	6.69	16.61	210,418	16.67
$17.35 - $20.03	198,048	4.49	18.07	185,207	18.02
$20.04 - $21.03	13,063	5.48	20.95	13,063	20.95
$21.18 - $21.18	207,122	5.13	21.18	72,612	21.18
$21.31 - $25.86	202,616	6.91	24.42	95,718	24.18
$26.00 - $32.06	243,177	5.74	31.05	81,252	30.48
$32.93 - $32.93	214,300	6.12	32.93	—	—
$33.07 - $37.45	149,000	6.40	35.53	—	—

	1,976,521	5.57	$22.09	1,119,182	$17.25

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $11.6 million, $13.2 million, and $4.9 million, respectively. We received $9.8 million, $13.7 million, and $7.4 million in cash from option exercises during the years ended December 31, 2011, 2010, and 2009, respectively. In FY 2011 we recorded $0.1 million related to excess tax benefits for options exercised during FY 2011 and a provision-to-return adjustment of ($0.2) million related to excess tax benefits for options exercised during FY 2010.

On April 17, 2009, 31,360 exercisable options held by terminated employees were modified to extend their expiration date to May 30, 2009, which was 30 days after we became current with our SEC filing requirements. The modification of these options resulted in an incremental stock-based compensation expense of $47,000 in 2009.

At December 31, 2011, unamortized compensation cost related to Class A common stock options was $10.6 million, net of assumed forfeitures. The cost is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock and Restricted Stock Units

The fair value of our restricted stock and restricted stock units is measured based upon the closing Nasdaq market price of our underlying common stock as of the date of grant. Upon vesting, restricted stock units convert into an equivalent number of shares of common stock. The following table presents a summary of the restricted stock units and restricted stock for the years ended December 31, 2011, 2010, and 2009:

	Restricted Stock Units	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Repurchasable/nonvested balance at December 31, 2008	39,278	432,710	$17.93

Awarded	468,957	273,171	$15.62
Released/vested	(27,421)	(230,318)	$16.04
Forfeited/cancelled	(13,359)	(8,751)	$18.38

Repurchasable/nonvested balance at December 31, 2009	467,455	466,812	$16.60

Awarded	1,034,252	45,807	$25.83
Released/vested	(140,139)	(231,948)	$15.85
Forfeited/cancelled	(106,765)	(68,449)	$19.57

Repurchasable/nonvested balance at December 31, 2010	1,254,803	212,222	$23.24

Awarded	1,398,690	43,311	$34.51
Released/vested	(349,772)	(147,650)	$21.10
Forfeited/cancelled	(269,530)	(5,751)	$28.65

Repurchasable/nonvested balance at December 31, 2011	2,034,191	102,132	$30.65

As of December 31, 2011, the unamortized compensation cost was $46.2 million, net of assumed forfeitures. The cost is expected to be recognized over a weighted-average period of 3.0 years.

Employee Stock Purchase Plan

The following table presents a summary of the ESPP activity for the years ended December 31, 2011, 2010, and 2009:

	Shares	Weighted Average Purchase Price
ESPP balance — December 31, 2008	115,826
Increase in share reserve	622,487
Employees purchases	(182,608)	$12.06

ESPP balance — December 31, 2009	555,705

Increase in share reserve	790,156
Employees purchases	(186,786)	$20.22

ESPP balance — December 31, 2010	1,159,075

Increase in share reserve	813,441
Employees purchases	(181,707)	$26.11

ESPP balance — December 31, 2011	1,790,809

Cash received from purchases under the ESPP for the years ended December 31, 2011, 2010, and 2009 was $4.7 million, $3.8 million, and $2.2 million, respectively. Unamortized compensation cost was $0.6 million at December 31, 2011. This cost is to be recognized over the four months ending April 30, 2012.

Reserved Shares of Common Stock

The following number of shares of Class A common stock was reserved and available for future issuance at December 31, 2011.

December 31, 2011
Options outstanding	1,976,521
Restricted stock units outstanding	2,034,191
Stock available for future grant under stock plans	2,190,180
Stock available for future issuance under ESPP	1,790,809

Total	7,991,701

Stock-Based Compensation Expense

The following table summarizes the total stock-based compensation expense included in our Consolidated Statements of Operations for years ended December 31, 2011, 2010, and 2009.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cost of revenues	$4,033	$2,632	$1,842
Sales and marketing	6,225	4,066	3,011
Research and development	4,705	2,643	1,516
General and administrative	6,933	5,598	4,660

Total stock-based compensation expense	$21,896	$14,939	$11,029

Determining Fair Value

We measure all share-based payments to employees, including grants of stock options, based on the grant date fair value of the awards and recognize these amounts in our Consolidated Statements of Operations over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). We amortize the fair value of share-based payments on a straight-line basis.

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

The following weighted-average assumptions were used in estimating the grant-date fair value of stock options and of each employee’s purchase right under the ESPP for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Stock Options:
Expected volatility	62%	65%	68%
Risk-free interest rate	2.04%	1.85%	2.32%
Expected life (in years)	4.61	4.72	6.04
Expected dividend yield	0%	0%	0%

	2011	2010	2009
ESPP:
Expected volatility	41%	66%	77%
Risk-free interest rate	0.07%	0.20%	0.24%
Expected life (in weeks)	26	26	23
Expected dividend yield	0%	0%	0%

Note 7. Income Taxes

The domestic and foreign components of income (loss) before benefit from income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
United States	$(14,627)	$(7,166)	$(1,288)
Foreign	(4,674)	2,280	1,428

Total Income (loss) before benefit from income taxes	$(19,301)	$(4,886)	$140

The benefit from income taxes consisted of:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current provision (benefit):
Federal	$—	$(327)	$163
State	(733)	1,491	666
Foreign	211	150	155

	(522)	1,314	984

Deferred benefit:
Federal	(468)	(5,450)	(251)
State	(96)	(760)	—
Foreign	(784)	(410)	(1,886)

	(1,348)	(6,620)	(2,137)

Total benefit from income taxes	$(1,870)	$(5,306)	$(1,153)

The differences between the statutory tax expense (benefit) rate and the effective tax expense (benefit) rate, expressed as a percentage of income (loss) before benefit from income taxes, were as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory federal tax expense (benefit) rate	34%	34%	34%
State income taxes	4%	-31%	53%
U.S. federal Alternative Minimum Tax (AMT)	0%	7%	0%
Difference between statutory rate and foreign effective tax rate	-5%	21%	-1578%
Non-deductible stock-based compensation	-8%	-21%	995%
Non-deductible acquisition-related costs	-4%	-22%	0%
Non-deductible other permanent differences	-1%	-9%	-393%
Non-benefitted losses/valuation allowance	-10%	130%	68%

Effective tax rate	10%	109%	-821%

The components of our deferred tax assets and liabilities consisted of:

	As of December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$33,184	$24,731
Deferred revenue	4,360	5,842
Canadian investment credits	8,341	7,433
Stock based compensation	5,059	3,173
Other expense/deduction items	5,672	4,248
Intercompany expense disallowance	1,049	1,910
Other, net	1,913	957

Total deferred tax assets before valuation allowance	$59,578	$48,294

Valuation allowance	(28,501)	(17,045)

Total deferred tax assets	$31,077	$31,249

Deferred tax liabilities:
Property and equipment	$(3,867)	$(2,237)
Acquired intangible assets	(20,318)	(21,758)
Qualified wage credit taxed upon receipt	(2,087)	(2,750)

Total deferred tax liabilities	(26,272)	(26,745)

Deferred tax assets, net	$4,805	$4,504

For 2011, we have a current state income tax benefit of approximately $0.7 million, primarily due to a California refund attributable to research credits and a change in the apportionment method.

As of December 31, 2011, we have U.S. federal net operating loss carryforward amounts of approximately $89.2 million which begin to expire in 2023. Included in these carryforward amounts are losses of approximately $28.7 million associated with nonqualified stock option excess tax deductions that, when realized, will be recorded as an increase to additional paid-in capital. We have California net operating loss carryforward amounts of approximately $20.1 million which begin to expire in 2014 and net operating loss carryforward amounts in other states of approximately $60.5 million which begin to expire in 2012. We have federal tax credit carryforward amounts of $2.2 million which begin to expire in 2023. We have Canada federal research tax credit carryforward amounts of approximately $8.3 million which begin to expire in 2025. Utilization of U.S. net operating loss and tax credit carryforward amounts are subject to annual limitations pursuant to Internal Revenue Code Section 382. Such limitation could result in the expiration of net operating loss and tax credit carryforward amounts before utilization.

The valuation allowance increased by $11.5 million during 2011, primarily due to an increase of $8.3 million against deferred tax assets that were acquired with the acquisition of Jobpartners during the third quarter with no impact on deferred tax expense or benefit. The valuation allowance increased by $3.5 million in the U.S. related to changes in deferred tax assets and liabilities with no impact on deferred tax expense or benefit. During the second quarter, the valuation allowance decreased by $1.6 million due to purchase accounting associated with the acquisition of Cytiva and increased by $0.6 million due to final purchase accounting adjustments associated with the 2010 acquisition of Learn.com. In both instances, we acquired taxable temporary differences in excess of deductible temporary differences, which resulted in a reduction of our valuation allowance that was recorded outside of acquisition accounting. Other changes to the valuation allowance related to deferred tax liabilities associated with indefinite-lived intangibles which are not considered a source of future taxable income for deferred tax asset realization purposes and liabilities for uncertain tax positions.

Deferred income tax assets and liabilities are recorded using the asset/liability method and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. The guidance provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. We have determined that it is more likely than not that all deferred tax assets in non-U.S. jurisdictions where we acquired deferred tax assets with the acquisition of Jobpartners will not be realized and all of our U.S. deferred tax assets will not be realized. Should we determine that it is more likely than not that these deferred tax assets will be realized, we will adjust the related valuation allowance and recognize a decrease to our income tax expense in the period that such determination is made. Significant judgment is required by management in determining the period in which the reversal of a valuation allowance should occur. We will continue to evaluate, by jurisdiction and on a quarterly basis, the ability to realize our deferred tax assets.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Unrecognized tax benefits at December 31 of prior year	$6.2	$5.1	$6.5
Increases for unrecognized tax benefits of prior years	0.2	0.3	—
Decreases for unrecognized tax beneits of prior years	(1.0)	(0.1)	(1.2)
Increases for unrecognized tax benefits in current year	3.5	1.0	—
Lapse of statute of limitations	—	(0.1)	(0.2)

Unrecognized tax benefits at December 31 of current year	$8.9	$6.2	$5.1

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011, interest expense related to uncertain tax positions was $0.1 million. The effective settlement of approximately $3.5 million of the unrecognized tax benefit balance of $8.9 million would result in the recognition of a tax benefit. The effective settlement of the remaining unrecognized tax benefit balance would increase tax attributes which are subject to a full valuation allowance and, as such, would not result in the recognition of a tax benefit. As we have net operating loss carryforward amounts for U.S. federal and state purposes, the statutes of limitation remain open for all tax years to the extent the tax attributes are carried forward into future tax years. There could be a significant impact to our uncertain tax positions over the next twelve months depending on the outcome of any audit. We do not anticipate that unrecognized tax benefits will decrease relating to expiring statutes of limitation by the end of 2012.

In 2008, the Canada Revenue Agency (“CRA”) issued assessment notices for tax years 2002 and 2003 seeking increases to taxable income of CAD $3.8 million and CAD $6.9 million, respectively. In December 2010, we received a letter from CRA detailing their initial proposal of increasing 2004 taxable income by CAD $7.2 million. In October 2011, we received a letter from CRA detailing their initial proposal of increasing 2005, 2006, and 2007 taxable income by CAD $5.7 million, CAD $3.8 million, and CAD $4.1 million, respectively. These adjustments relate principally to the income and expense allocations recorded between us and our Canadian subsidiary of Quebec qualified wage credits. We disagree with the CRA’s basis for these adjustments and intend to appeal the assessments through applicable administrative procedures. We have also sought U.S. tax treaty relief through Competent Authority for assessments received from the CRA. Although we believe we have reasonable basis for our tax positions, it is possible an adverse outcome could have a material effect upon our financial condition, operating results or cash flows in a particular quarter or annual period.

There could be a significant impact to our uncertain tax positions over the next twelve months depending on the outcome of any audit. We have recorded income tax reserves believed to be sufficient to cover any potential tax assessments for the open tax years. In the event the CRA audit results in adjustments that exceed both our tax reserves and our available deferred tax assets, our Canadian subsidiary may be subject to penalties and interest. Any such penalties and interest cannot be reasonably estimated at this time as proceedings to determine the applicability of penalties and interest has not yet reached a conclusion.

As of December 31, 2011, we have undistributed earnings from foreign subsidiaries of approximately $2.6 million. These earnings are considered to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, we would be subject to both income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Note 8. Credit Agreement

On April 22, 2011, we entered into a Credit Agreement (the “Credit Agreement”) that expires on April 22, 2016. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $125.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $25.0 million with new or additional commitments, for a total credit facility of up to $150.0 million. No amounts were outstanding under the Credit Agreement as of December 31, 2011, and a total of $125.0 million remained available for borrowing.

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

The Credit Agreement contains certain customary affirmative and negative covenants. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. The Credit Agreement includes customary events of default that could result in the acceleration of the obligations under the Credit Agreement. We were in compliance with all debt-related covenants at December 31, 2011.

We incurred $0.8 million of debt issuance costs that were directly attributable to the issuance of this revolving credit facility. These costs are being amortized to ‘Interest expense’ in our Consolidated Statements of Operations over five years starting from April 22, 2011. As of December 31, 2011, the unamortized debt issuance costs of $0.7 million were included within ‘Other assets’ in our Consolidated Balance Sheets.

Note 9. Commitments and Contingencies

Our principal commitments consist of obligations under leases for our office space and contractual commitments for hosting and other support services.

We lease office space under non-cancelable operating leases with various expiration dates through 2023. The facilities generally require us to pay property taxes, insurance and maintenance costs. Further, several lease agreements contain rent escalation clauses or rent holidays. For purposes of recognizing minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization. We have the option to extend or renew most of our leases which may increase the future minimum lease commitments. Rental expense under our facility lease agreements for the years ended December 31, 2011, 2010, and 2009, were approximately $4.1 million, $2.8 million, and $2.8 million, respectively. In September 2011, we entered into an amendment to expand our existing premises located in Dublin, California, and we will occupy the additional space under this amendment in the first half of 2012. The lease for the entire Dublin office will expire in June 2023.

Other contractual obligations include primarily obligations for software license and maintenance agreements.

As of December 31, 2011, the future minimum lease payments under non-cancelable operating leases, other contractual obligations, and capital leases are as follows:

	Operating Leases
Period	Facility Leases	Third Party Hosting Facilities	Other Contractual Obligations	Capital Leases	Total
	(In thousands)
2012	$3,041	$6,274	$3,927	$41	$13,283
2013	3,699	4,362	1,404	7	9,472
2014	4,553	4,072	1,144	—	9,769
2015	4,466	2,189	—	—	6,655
2016	4,256	777	—	—	5,033
Thereafter	19,451	—	—	—	19,451

Total	$39,466	$17,674	$6,475	$48	$63,663

Less amounts representing interest				(1)

Present value of minimum lease payments				$47
Less current portion				(40)

Noncurrent portion				$7

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

Recently Resolved Claims

Trunqate Patent Litigation — Trunqate, LLC, a non-practicing entity, filed suit against the Company and eight of its customers in the United States District Court for the Northern District of Illinois on July 12, 2011. Trunqate alleged that the Company’s software products infringed Patent No. 5,592,375, and sought unspecified monetary damages. The case was transferred to the Northern District of California and the claims asserted against the customers were dismissed without prejudice. On January 9, 2012, the parties entered into a settlement of the action. The Company agreed to pay Trunqate $300,000. In return, Trunqate released its claims against the Company and its customers (with respect to the use of the Company’s products), licensed the patent to the Company and its customers with respect to the Company’s products, and agreed to a covenant not to sue the Company or its customers with respect to the use of the Company’s products. On January 31, 2012, the case was dismissed by the Court with prejudice. The settlement accrual was booked as a general and administrative expense in the Company’s operating results for the quarter ended December 31, 2011.

Federal Government Matter — In the Company’s quarterly filing on Form 10-Q for the period ended June 30, 2011, the Company disclosed that it had reached a preliminary agreement with the United States of America (the “United States”) to settle certain claims against the Company asserted in a qui tam action (the “Complaint”). The Complaint asserted violations of the False Claims Act by the Company. The agreement settling these claims (“Settlement Agreement”) was executed by the parties and became effective on August 5, 2011. Pursuant to the Settlement Agreement, in the quarter ended September 30, 2011, the Company paid the United States $6.49 million (the “Settlement Payment”). The Settlement Payment was booked as a reduction to revenue in the Company’s operating results for the quarter ended June 30, 2011. In consideration of the Settlement Payment, the United States released Taleo with respect to the claims asserted in the Complaint and the Complaint was dismissed with prejudice on October 11, 2011. As stated in the Settlement Agreement, Taleo did not admit any liability in connection with the claims asserted in the Complaint.

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

Patent Related Matters — Assertions of patent infringement are increasingly common in our industry. The Company is subject to the following patent-related claims, assertions or disputes:

•

In the first half of 2010, the Company became aware that certain of its customers had been contacted by a non-practicing entity, Webvention, LLC, asserting that a feature of the Company’s software infringes Patent No. 5,251,294. The Company would likely be obligated to assume the defense and indemnify these customers for any liability incurred in the event claims against its customers are pursued on the basis of such customers’ use of the Company’s software, but to date the Company has not been asked to assume the defense of any such claims. Based on its review of the asserted patent, the Company believes that it has meritorious defenses in the event claims are pursued by the potential claimant and the Company would defend against such claims vigorously. On the basis of a nuisance settlement offer made by the Company, the Company has accrued for an estimated potential loss with respect to this claim, which amount is not material. Based upon the Company’s understanding of the asserted patent, its anticipated litigation defenses, the absence of an active litigation, and discussions to date with the potential claimant, the Company does not believe that the amount of any loss in excess of the amount already accrued would be material.

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

•

Since October 2011, the Company has received demands for indemnification from certain of its customers in connection with a claim by a non-practicing entity, GeoTag, Inc., that the customers’ use of certain features of the Company’s software infringes Patent No. 5,930,474. The Company in turn sought indemnity from other entities potentially responsible for infringing the patent. No litigation has been filed either by or against the Company. The Company is in the early stages of evaluating this claim, and accordingly, the Company cannot make a reasonable estimate of the potential loss or range of loss, if any, arising from this matter.

•

In January 2012, the Company received a demand for indemnification from one of its customers in connection with a claim by a non-practicing entity, Select Retrieval, LLC, that the customer’s use of certain features of the Company’s software infringes Patent No. 6,128,617. No litigation has been filed either by or against the Company. The Company is in the early stages of evaluating this claim, and accordingly, the Company cannot make a reasonable estimate of the potential loss or range of loss, if any, arising from this matter.

Shareholder Lawsuit — The Company is subject to the following shareholder lawsuits:

•

On February 14, 2012, a purported class action lawsuit on behalf of stockholders of the Company was filed in the Delaware Court of Chancery, captioned Coyne v. Taleo Corporation, et al, Case No. 7245. On February 24, 2012, a second purported class action lawsuit was filed in the Delaware Court of Chancery, captioned Elliott v. Taleo Corporation, et al, Case No. 7279. The complaints name as primary defendants the members of the Company’s board of directors and generally allege that the directors violated the fiduciary duties owed to the Company’s stockholders by approving the Company’s agreement to be acquired by Oracle. The complaints allege that the board members engaged in an unfair process, agreed to unfair deal terms, and agreed to a price that allegedly fails to maximize value for stockholders. The complaints also allege that the Company, Oracle, and Oracle’s wholly-owned subsidiaries created to effect the merger aided and abetted the board members’ alleged breach of fiduciary duty. The complaints seek, among other things, declaratory and injunctive relief, including an injunction halting the merger. The Company is in the early stages of evaluating these claims, and accordingly, the Company cannot make a reasonable estimate of the potential loss or range of loss, if any, arising from these matters.

Other Matters — The Company is subject to the following additional claims, assertions or disputes:

•

In August 2010, we were notified of a potential collective and/or class action claim under federal and state wage and hour laws with respect to a small portion of our employee population. On November 3, 2011, the claimants filed a class arbitration complaint for arbitration to be held in Atlanta, Georgia. After the complaint was filed the Company reached an agreement in principle with the class representatives. Under the Agreement (which will be subject to approval by the Arbitrator), the Company will pay no more than $400,000 to settle the wage and hour claims of approximately 70 customer support analysts. The parties are finalizing the Agreement and expect to seek preliminary approval of the Agreement in the next month. The Company has accrued the maximum payout of $400,000 within the line item general and administrative expense in the Company’s operating results for the quarter ended December 31, 2011.

•

In December 2010, the Company was notified by a former customer, Aetna Life Insurance Company, that Aetna intended to seek reimbursement for expenses arising from an alleged data privacy breach involving software provided by Vurv, an entity the Company acquired in 2008. In July 2011, Aetna made a formal demand pursuant to the dispute resolution provisions of its agreement with Vurv for expense reimbursement totaling approximately $1.9 million. The Vurv agreement calls for resolution of disputes via binding arbitration pursuant American Arbitration Association’s Commercial Arbitration Rules, and on October 26, 2011, Aetna filed a demand for arbitration. On November 23, 2011, the Company filed an answer and a counter-claim. The AAA held an administrative conference to discuss the matter in February 2012. No arbitrator has been selected. Based upon the early stage of this potential claim, the Company’s anticipated defenses to the claim, and limited discussions to date with the claimant, the Company cannot make a reasonable estimate of the potential loss or range of loss, if any, arising from this matter.

The Company is involved in other litigation matters not listed in this footnote, as well as claims, assertions, discussions and disputes that may result in litigation or loss to the Company, but does not consider such matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed above may change in the future as the litigation and events related thereto unfold.

Note 10. Settlement Agreement with Kenexa

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

The elements of the License Agreement are accounted for as follows:

1. Legal settlement: In connection with the License Agreement, both parties agreed to settle all outstanding legal disputes. The fair value allocated to the settlement was $2.6 million, which was recorded in 2011 as an operating expense.

2. License from Kenexa: We allocated $0.8 million as the fair value of the license from Kenexa, of which $0.4 million was expensed in 2011 as an operating expense and $0.4 million was capitalized as an intangible asset upon execution of the Settlement Agreement. Amortization of the intangible asset is being charged to cost of revenue over the five year estimated useful life of the technology beginning in July 2011.

3. License to Kenexa: We allocated $0.4 million as the fair value of the license to Kenexa, which is being amortized as “Other income” over five years, the estimated useful life of the technology. We commenced recognition of the income in July 2011 when our performance obligation under the Settlement Agreement began.

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

Note 11. Employee Benefit Plans

We maintain a 401(k) profit-sharing plan (the “401(k) Plan”) covering substantially all our employees. We recorded $1.4 million, $1.0 million, and $0.9 million in employee related costs during the years ended December 31, 2011, 2010, and 2009, respectively, as a result of the adoption of this program.

Note 12. Other Income (Expense), Net

	2011	2010	2009
		(In thousands)
Gain on WWC escrow settlement	$350	$—	$—
Gain on Vurv escrow settlement	—	—	2,471
WWC purchase option write-off	—	—	(1,084)
Gain on remeasurement of previously held interest in WWC	—	885	—
Gains (losses) from foreign currency transactions	544	(1,073)	(912)
Others	37	—	—

Total	$931	$(188)	$475

In the fourth quarter of 2011, we began classifying realized and unrealized foreign currency transaction gains and losses in our Consolidated Statements of Operations within Other income (expense), net. These amounts were previously included in the line item general and administrative expense in our Consolidated Statements of Operations. Accordingly, the Consolidated Statements of Operations for the prior years have been reclassified to conform to the current presentation. We changed our presentation because this better reflects how we manage these foreign currency exposures, as such gains and losses arising from the measurement form foreign currency transactions are incidental to our operations.

2011: In the second quarter of 2011, we recognized a $0.4 million gain from the settlement of the WWC escrow account.

2010: On January 1, 2010, we completed our acquisition of WWC. In accordance with the acquisition method of accounting for a business combination, our previously owned 16% equity investment was re-measured to its $2.3 million fair value on the acquisition date and the $0.9 million difference between the fair value of equity investment and the $1.4 million carrying value was recorded as a gain in the first quarter of 2010.

2009: In 2009, we settled the Vurv escrow account with the former shareholders of Vurv and received 111,167 shares of the Company’s Class A common stock valued at $2.5 million based on a market price per share of $22.23 on the settlement date, November 11, 2009. The $2.5 million value of the shares was recorded as other income in 2009.

We made an initial investment of $2.5 million for a 16% equity investment in WWC in 2008 and also entered into an option to purchase WWC at a later date. We assigned $1.4 million to the 16% equity investment and $1.1 million of the initial investment to the purchase option. In connection with the execution of the Merger Agreement on September 14, 2009, we negotiated more favorable terms than the purchase option and also terminated the purchase option. Accordingly, we wrote-off the $1.1 million carrying value of the purchase option in 2009.

Note 13. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed giving effect to all potential weighted average dilutive common stock, including options, restricted stock and restricted stock units. The dilutive effect of outstanding options, restricted stock, and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. Diluted net income (loss) per share for 2011 is the same as basic net income (loss) per share as there is a net loss in those periods and inclusion of potentially issuable shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	2011	2010	2009
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(17,431)	$420	$1,293
Denominator:
Weighted-average shares outstanding	41,043	39,685	31,507
Effect of dilutive options, restricted stock and restricted stock units	—	1,230	899

Denominator for diluted net income (loss) per share	41,043	40,915	32,406
Net income (loss) per share — basic	$(0.42)	$0.01	$0.04

Net income (loss) per share — diluted	$(0.42)	$0.01	$0.04

Potentially dilutive options	645	525	1,537
Potentially dilutive restricted stock and restricted stock units	522	30	67

Total potentially dilutive securities	1,167	555	1,604

Note 14. Segment and Geographic Information

We have two operating segments: subscription and support and professional services. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We allocate resources to and asses the performance of each operating segment using information about its revenue and operating income (loss). We do not evaluate operating segments using discrete asset information. The subscription and support segment is engaged in the development, marketing, hosting, and support of our software subscriptions. The professional services segment offers implementation, business process reengineering, change management, and education and training services.

The following table presents a summary of revenues and contribution margin by our operating segments for 2011, 2010, and 2009:

	Subscription	Professional
	and support	services	Total
		(In thousands)
2011
Revenues	$256,526	$58,869	$315,395
TSA settlement – subscription and support	(6,500)	—	(6,500)
Contribution margin	133,519	13,877	147,396
2010
Revenues	$199,302	$37,973	$237,275
Contribution margin	107,106	8,302	115,408
2009
Revenues	$173,495	$24,917	$198,412
Contribution margin	97,170	303	97,473

Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. The contribution margins reported above reflect only the direct expenses of the segment and do not represent the actual margins for each operating segment since they do not contain an allocation for certain operating expenses because they are separately managed at the corporate level. These unallocated costs include sales and marketing expenses, general and administrative expenses, and other income (expense), net.

Reconciliation to consolidated results:

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Contribution margin for operating segments	$147,396	$115,408	$97,473
Sales and marketing	(112,083)	(77,721)	(65,731)
General and administrative	(55,529)	(42,761)	(32,240)
Other income (expense), net	915	188	638

Income (loss) before benefit from income taxes	$(19,301)	$(4,886)	$140

Geographic Information:

The geographic mix of revenues based on the region of location of customer’s contracting entity is as follows:

	Year Ended December 31,
	2011	2010	2009
United States	81%	83%	81%
Canada	5%	4%	4%
Europe	10%	9%	11%
Rest of the world	4%	4%	4%

Total	100%	100%	100%

The following table summarizes the allocation of total assets based on geography as of December 31, 2011, 2010, and 2009:

	As of December 31,
	2011	2010	2009
		(in thousands)
United States	$496,569	$491,580	$430,371
Canada	24,939	24,955	20,179
Europe	51,311	5,527	5,099
Rest of the world	1,903	1,774	728

Total	$574,722	$523,836	$456,377

Note 15. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for the years ended December 31, 2011 and 2010 is as follows:

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
	(1)	(2)	(3)	(4)
Net Revenues	$71,497	$69,709	$82,915	$84,774
Gross profit	47,215	46,006	54,969	57,333
Operating loss	(2,239)	(8,651)	(4,389)	(4,937)
Net loss	(2,170)	(8,088)	(3,294)	(3,879)
Net loss attributable to Class A common stockholders per share — basic	$(0.05)	$(0.20)	$(0.08)	$(0.09)
Net loss attributable to Class A common stockholders per share — diluted	$(0.05)	$(0.20)	$(0.08)	$(0.09)
Weighted average Class A common shares outstanding — basic	40,602	40,949	41,187	41,422
Weighted average Class A common shares outstanding — diluted	40,602	40,949	41,187	41,422

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
	(1)	(2)	(3)	(4)
Net Revenues	$55,046	$56,276	$58,737	$67,216
Gross profit	37,248	37,183	40,200	44,208
Operating income (loss)	572	(1,383)	1,235	(5,498)
Net income (loss)	818	(1,410)	1,632	(620)
Net income (loss) attributable to Class A common stockholders per share — basic	$0.02	$(0.04)	$0.04	$(0.02)
Net income (loss) attributable to Class A common stockholders per share — diluted	$0.02	$(0.04)	$0.04	$(0.02)
Weighted average Class A common shares outstanding — basic	39,156	39,444	39,815	40,339
Weighted average Class A common shares outstanding — diluted	40,338	39,444	40,963	40,339

(1)	Operating income (loss) for the first quarter of 2011 and 2010 includes $1.5 million and $0.5 million, respectively, of acquisition-related transaction costs.
(2)	Net revenues for the second quarter of 2011 include a $6.5 million reduction in subscription and support revenue related to a settlement agreement with the federal government. Operating income (loss) for the second quarter of 2011 and 2010 includes $2.0 million and $0.5 million, respectively, of acquisition-related transaction costs. Net loss for the second quarter of 2011 includes $1.4 million of income tax benefit related to the acquisition of Cytiva.
(3)	Operating income (loss) for the third quarter of 2011 and 2010 includes $3.5 million and $2.1 million, respectively, of acquisition-related transaction costs.
(4)	Operating income (loss) for the fourth quarter of 2011 and 2010 includes $1.2 million and $3.8 million, respectively, in acquisition-related transaction costs. Net loss for the fourth quarter of 2010 includes $6.5 million of income tax benefit related to the acquisition of Learn.com.

In the fourth quarter of 2011, we began classifying realized and unrealized foreign currency transaction gains and losses in our Consolidated Statements of Operations within Other Income (expense), net. These were previously included in the line item general and administrative expense in our Consolidated Statements of Operations. Accordingly, the Consolidated Statements of Operations for all periods presented have been reclassified to conform to the current presentation. The reclassification did not impact net income as previously reported.

Net income (loss) attributable to Class A common stockholders per share for the four quarters of each year in the table above may not sum to the total for each year because of the different number of shares outstanding during each period.

Note 16. Subsequent Events

Merger Agreement

On February 8, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OC Acquisition LLC (“Parent”), a wholly owned subsidiary of Oracle Corporation (“Oracle”), Tiger Acquisition Corporation, a wholly owned subsidiary of Parent (“Merger Sub”), and Oracle, solely with respect to certain obligations set forth therein, pursuant to which, subject to the satisfaction or waiver of certain conditions therein, Merger Sub will merge with and into Taleo. As a result of the merger, Merger Sub will cease to exist, and Taleo will survive as an indirect wholly owned subsidiary of Oracle. Upon the consummation of the merger, subject to the terms of the Merger Agreement, which has been unanimously approved by our Board of Directors, each share of Taleo common stock outstanding immediately prior to the effective time of the merger (the “Effective Time”), subject to certain exceptions, will be converted into the right to receive $46.00 in cash, without interest.

The completion of the merger is subject to customary conditions, including without limitation, (i) approval of the merger by our stockholders; (ii) expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (iii) receipt of other required foreign antitrust approvals, if any.

The Merger Agreement contains certain termination rights for both Taleo and Parent, and provides that, upon termination of the Merger Agreement under specified circumstances, including, but not limited to, if we accept a superior acquisition proposal, we may be required to pay Parent a termination fee of $66.0 million. We may also be required to reimburse Parent for up to $5.0 million of its out-of-pocket expenses in connection with the transaction under certain circumstances.

Shareholder Lawsuits

On February 14, 2012, a purported class action lawsuit on behalf of stockholders of the Company was filed in the Delaware Court of Chancery, captioned Coyne v. Taleo Corporation, et al, Case No. 7245. On February 24, 2012, a second purported class action lawsuit was filed in the Delaware Court of Chancery, captioned Elliott v. Taleo Corporation, et al, Case No. 7279. The complaints name as primary defendants the members of the Company’s board of directors and generally allege that the directors violated the fiduciary duties owed to the Company’s stockholders by approving the Company’s agreement to be acquired by Oracle. The complaints allege that the board members engaged in an unfair process, agreed to unfair deal terms, and agreed to a price that allegedly fails to maximize value for stockholders. The complaints also allege that the Company, Oracle, and Oracle’s wholly owned subsidiaries created to effect the merger aided and abetted the board members’ alleged breach of fiduciary duty. The complaints seek, among other things, declaratory and injunctive relief, including an injunction halting the merger.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Attestation report of the registered public accounting firm.

See “Report of Independent Registered Public Accounting Firm” on page 50.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K. Our management has excluded the businesses acquired from JobPartners and Cytiva from its assessment of internal control over financial reporting as of December 31, 2011 because they were acquired by us in business combinations during the year ended December 31, 2011.

Our management has excluded Jobpartners and Cytiva from its assessment of internal control over financial reporting as of December 31, 2011, because they were each acquired by us during 2011. The total assets and net revenues of these two acquisitions on a combined basis represent approximately 10.1% and 2.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled “Directors and Corporate Governance” in our Proxy Statement for our 2012 Annual Meeting of Stockholders (“Proxy Statement”). Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Company” in our Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is included under the caption “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Party Transactions” in our Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Principal Accounting Fees and Services” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements. The information concerning our financial statements and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm required by this item is incorporated by reference herein to Item 8 — Financial Statement and Supplementary Data.

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

Date: February 29, 2012

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

Signature	Title	Date

/s/ MICHAEL GREGOIRE Michael Gregoire	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ DOUGLAS C. JEFFRIES Douglas C. Jeffries	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2012

/s/ CAROL RICHWOOD Carol Richwood	Vice President, Principal Accounting Officer (Principal Accounting Officer)	February 29, 2012

/s/ JEFFREY STIEFLER Jeffrey Stiefler	Lead Independent Director of the Board of Directors	February 24, 2012

/s/ GARY BLOOM Gary Bloom	Director	February 24, 2012

/s/ PATRICK GROSS Patrick Gross	Director	February 24, 2012

/s/ GREG SANTORA Greg Santora	Director	February 25, 2012

/s/ JEFFREY SCHWARTZ Jeffrey Schwartz	Director	February 27, 2012

/s/ JONATHAN SCHWARTZ Jonathan Schwartz	Director	February 27, 2012

/s/ MICHAEL TIERNEY Michael Tierney	Director	February 25, 2012

/s/ JAMES TOLONEN James Tolonen	Director	February 25, 2012

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement dated as of March 2, 2007, by and among Taleo Corporation, JobFlash, Inc., and, with respect to Articles X, XI and XII thereof only, U.S. Bank National Association as Escrow Agent (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on March 8, 2007)

2.2	Agreement and Plan of Reorganization dated as of May 5, 2008, by and among Taleo Corporation, Dolphin Acquisition Corporation, Porpoise Acquisition LLC, Vurv Technology, Inc., and, with respect to Articles VII, VIII and IX thereof only, Derek Mercer as Stockholder Representative and U.S Bank National Association as Escrow Agent (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on May 7, 2008)

2.3	Amended and Restated Agreement and Plan of Merger dated as of September 14, 2009, by and among Taleo Corporation, Wyoming Acquisition Corporation, Worldwide Compensation, Inc., and, with respect to Articles VII, VIII and IX thereof only, Dennis M. Rohan as Stockholder Representative and U.S. Bank National Association as Escrow Agent (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on September 18, 2009)

2.4	Agreement and Plan of Merger dated September 1, 2010, by and among Taleo Corporation, Cajun Acquisition Corporation, Learn.com, Inc. and with respect to Articles VII, VIII and IX only, James Riley as Stockholder Representative and U.S. Bank National Association as Escrow Agent (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on September 2, 2010)

2.5	Acquisition Agreement for Plan of Arrangement dated January 31, 2011, by and among Taleo Corporation, Taleo Acquisition Corp. and Cytiva Software Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on February 1, 2011)

2.6	Share Purchase Agreement dated June 21, 2011, by and among Taleo (UK) Limited, Jobpartners Limited, the shareholders of Jobpartners Limited and Partech International Partners SAS as Shareholder Representative (incorporated herein by reference to Exhibit 2.1 to Taleo’s Current Report on Form 8-K, Commission File No. 000-51299, filed on June 22, 2011)

2.7	Agreement and Plan of Merger dated February 8, 2012, by and among Taleo Corporation, OC Acquisition LLC, Tiger Acquisition Corporation and Oracle Corporation (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on February 9, 2012)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on May 13, 2004)

4.1	Form of Class A common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

4.2	Form of Class B common stock certificate (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

10.1*	1999 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.2*	ViaSite Inc. Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.3	2003 Series D Preferred Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.4*	2004 Stock Plan, as amended April 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on May 11, 2009)

10.5*	2004 Stock Plan — Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on May 11, 2009)

Exhibit Number	Description

10.6*	2004 Stock Plan — Form of Performance Share Agreement (U.S. service providers) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on May 11, 2009)

10.7*	2004 Stock Plan — Form of Performance Share Agreement (Canada grantees) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on June 6, 2006)

10.8*	2004 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)

10.9*	2005 Stock Plan and form of agreement thereunder (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on September 13, 2005)

10.10	Vurv Technology, Inc. Stock Option Plan, as amended and restated as of March 23, 2006 (incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8, Commission File No. 333-152720, filed on August 1, 2008)

10.11	Vurv Technology, Inc. Stock Option Plan — Form of Stock Option Agreement (incorporated herein by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8, Commission File No. 333-152720, filed on August 1, 2008)

10.12*	2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, Commission File No. 333-160707, filed on July 2, 2009)

10.13*	2009 Equity Incentive Plan — Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, Commission File 004Eo. 000-51299, filed on August 6, 2009)

10.14*	2009 Equity Incentive Plan — Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 6, 2009)

10.15*	2009 Equity Incentive Plan — Form of Performance Share Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 6, 2009)

10.16*	Employment Agreement, effective as of January 1, 2010, between Taleo Corporation and Michael Gregoire (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on January 29, 2010)

10.17*	Employment Agreement, effective as of November 8, 2010, between Taleo Corporation and Douglas Jeffries (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on October 25, 2010)

10.18*	Amended and Restated Contract of Employment, effective as of January 1, 2010, between Taleo (Canada) Inc. and Guy Gauvin (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on January 22, 2010)

10.19*	First Amended and Restated Employment Agreement, effective as of January 1, 2010, between Taleo Corporation and Neil Hudspith (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on January 22, 2010)

10.20*	Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on March 31, 2004)

10.21	Agreement, dated September 1, 2002, between the Registrant and Internap Network Services Corporation (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-114093, filed on January 28, 2005)

Exhibit Number	Description

10.22	Master Services Agreement, dated April 14, 2006, by and between the Registrant and Equinix Operating Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on April 20, 2006)

10.23‡	Manual Replacement Statement of Work dated March 31, 2010 by and between the Registrant and Equinix Operating Co., Inc (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on May 7, 2010)

10.24	Lease Agreement dated March 16, 2006, by and between BIT Holdings Fifty-Six, Inc., as landlord, and Taleo Corporation, as tenant, for the premises located at 4140 Dublin Boulevard, Dublin, California, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on September 15, 2011)

10.25	Master Services Agreement, dated as of June 27, 2008, by and between Taleo (Europe) B.V. and Equinix Netherlands B.V. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 11, 2008)

10.26‡	Oracle License and Service Agreement, dated May 30, 2007, by and between Taleo Corporation and Oracle USA, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 9, 2007)

10.27‡	Payment Schedule Agreement, dated May 30, 2007, by and between Taleo Corporation and Oracle Credit Corporation, (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 9, 2007)

10.28‡	Amendment One to Ordering Document, dated May 30, 2009, by and between Taleo Corporation and Oracle USA, Inc. ( incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 6, 2009)

10.29‡	Payment Schedule Agreement, dated May 30, 2009, by and between Taleo Corporation and Oracle Credit Corporation, (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 6, 2009)

10.30*	Employment Agreement, effective as of July 1, 2010, between Taleo Corporation and Jonathan Faddis (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on October 5, 2010)

10.31*	Description of the Fiscal 2012 Executive Incentive Bonus Plan (incorporated herein by reference to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on January 13, 2012)

10.32	Credit Agreement, dated as of April 22, 2011, by and among Taleo Corporation, each of the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Syndication Agent, and J.P. Morgan Securities LLC and Comerica Bank, as Joint Bookrunners and Joint Lead Arrangers (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on April 28, 2011)

10.33	Employment Agreement, effective as of July 11, 2011, between Taleo Corporation and Jason Blessing (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 8, 2011)

10.34	Employment Agreement, effective as of May 16, 2011, between Taleo Corporation and Heidi Melin (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 8, 2011)

10.35	Agreement dated as of May 23, 2011, by and between the Registrant and Equinix Operating Co., Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-51299, filed on August 8, 2011)

21.1	List of Subsidiaries as of December 31, 2011

Exhibit Number	Description

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see the signature page of this Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Voting Agreement and schedule of signatories thereto (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-51299, filed on February 9, 2012)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement.
‡	Confidential treatment has been granted for portions of this exhibit.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.